Form 10-Q
period 2000-03-31
GRANT PRIDECO INC
filed 2000-05-15
CIK 1097313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 001-15423


                               GRANT PRIDECO, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


           Delaware                                             76-0312499
 -------------------------------                             ----------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1450 Lake Robbins Drive, Suite 600, The Woodlands, Texas                 77380
--------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip Code)

                                 (281) 297-8500
               --------------------------------------------------
               (Registrant's telephone number, include area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Title of Class                         Outstanding at May 12, 2000
      --------------                         ---------------------------
Common Stock, par value $0.01                          108,391,386

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GRANT PRIDECO, INC.
                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                              MARCH 31,           DECEMBER 31,
                                                                                 2000                1999
                                                                            ---------------     ---------------
                                                                              (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents ..........................................     $         3,967     $         6,204
   Restricted Cash ....................................................               4,394               3,658
   Accounts Receivable, Net of Allowance for Uncollectible Accounts
     of $254 and $500 at March 31, 2000 and December 31, 1999 .........              89,472              77,650
   Inventories ........................................................             165,403             173,904
   Current Deferred Tax Asset .........................................               6,197               6,197
   Other Current Assets ...............................................               5,604               4,425
                                                                            ---------------     ---------------
                                                                                    275,037             272,038
                                                                            ---------------     ---------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Machinery and Equipment ............................................             224,916             224,225
   Land, Buildings and Other Property .................................              81,820              81,390
                                                                            ---------------     ---------------
                                                                                    306,736             305,615
   Less:  Accumulated Depreciation ....................................             103,786              98,906
                                                                            ---------------     ---------------
                                                                                    202,950             206,709
                                                                            ---------------     ---------------
GOODWILL, NET .........................................................             184,895             187,765
INVESTMENT IN UNCONSOLIDATED AFFILIATES ...............................              38,061              37,453
OTHER ASSETS ..........................................................              30,310              30,610
                                                                            ---------------     ---------------
                                                                            $       731,253     $       734,575
                                                                            ===============     ===============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Short-Term Borrowings and Current Portion of Long-Term Debt ........     $        10,933     $        14,710
   Accounts Payable ...................................................              50,675              47,459
   Current Deferred Tax Liability .....................................               7,144               7,144
   Customer Advances ..................................................               8,280              18,503
   Other Accrued Liabilities ..........................................              20,182              19,585
                                                                            ---------------     ---------------
                                                                                     97,214             107,401
                                                                            ---------------     ---------------

SUBORDINATED NOTE TO WEATHERFORD ......................................             100,000             100,000
LONG-TERM DEBT ........................................................              22,742              24,276
DEFERRED INCOME TAXES .................................................              38,655              44,533
MINORITY INTEREST .....................................................                 931                 886
OTHER LONG-TERM LIABILITIES ...........................................               3,388               3,623
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY ..................................................             468,323             453,856
                                                                            ---------------     ---------------
                                                                            $       731,253     $       734,575
                                                                            ===============     ===============


              The accompanying notes are an integral part of these
                         combined financial statements.

                               GRANT PRIDECO, INC.
                        COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                           ------------------------
                                                             2000           1999
                                                           ---------      ---------
REVENUES .............................................     $ 107,145      $  81,303

COSTS AND EXPENSES:
  Cost of Sales ......................................        94,423         69,944
  Selling, General and Administrative Attributable
     to Segments .....................................         8,218          7,569
  Corporate General and Administrative ...............         4,370          3,693
  Equity Income in Unconsolidated Affiliates .........           607             --
  Weatherford Charges ................................           500            250
                                                           ---------      ---------
                                                             106,904         81,456
                                                           ---------      ---------

OPERATING INCOME (LOSS) ..............................           241           (153)
                                                           ---------      ---------

OTHER INCOME (EXPENSE):
  Interest Expense ...................................        (3,496)        (2,652)
  Other, Net .........................................          (215)            98
                                                           ---------      ---------
                                                              (3,711)        (2,554)
                                                           ---------      ---------

LOSS BEFORE INCOME TAXES .............................        (3,470)        (2,707)
INCOME TAX BENEFIT ...................................           937            477
                                                           ---------      ---------

NET LOSS BEFORE MINORITY INTEREST ....................        (2,533)        (2,230)
MINORITY INTEREST ....................................           (45)            --
                                                           ---------      ---------

NET LOSS .............................................     $  (2,578)     $  (2,230)
                                                           =========      =========

PRO FORMA LOSS PER SHARE:
  Basic and Diluted ..................................     $   (0.02)     $   (0.02)
                                                           =========      =========

PRO FORMA WEIGHTED AVERAGE SHARES:
  Basic and Diluted ..................................       108,752         97,315
                                                           =========      =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                               GRANT PRIDECO, INC.
                    COMBINED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                               -------------------------
                                                                 2000           1999
                                                               ----------     ----------
Net Loss .................................................     $  (2,578)     $  (2,230)
Other Comprehensive Loss:
    Cumulative Foreign Currency Translation Adjustment ...          (517)        (2,211)
                                                               ----------     ----------
Total Comprehensive Loss .................................     $  (3,095)     $  (4,441)
                                                               ==========     ==========



              The accompanying notes are an integral part of these
                         combined financial statements.

                               GRANT PRIDECO, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                       --------------------------
                                                                          2000            1999
                                                                       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .......................................................     $   (2,578)     $   (2,230)
  Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization ...............................          7,988           7,207
     Deferred Income Tax Provision ...............................            872              56
     Equity Income in Unconsolidated Affiliates ..................           (607)             --
     Change in Operating Assets and Liabilities:
         Accounts Receivable .....................................        (12,527)         28,484
         Inventories .............................................          8,501          (3,076)
         Other Current Assets ....................................         (1,915)         11,733
         Other Assets ............................................           (183)         (1,155)
         Accounts Payable ........................................          2,510         (13,844)
         Other Current Liabilities ...............................           (647)         (6,790)
         Customer Advances .......................................        (10,223)          6,974
         Purchase Credit .........................................             --          (1,867)
         Other, Net ..............................................            858          (2,663)
                                                                       ----------      ----------
         Net Cash (Used) Provided by Operating Activities ........         (7,951)         22,829
                                                                       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures for Property, Plant and Equipment .........         (5,056)         (4,106)
                                                                       ----------      ----------
         Net Cash Used by Investing Activities ...................         (5,056)         (4,106)
                                                                       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net ........................................         (4,177)        (50,590)
  Stockholder's Investment .......................................         14,947          30,592
                                                                       ----------      ----------
         Net Cash Provided (Used) by Financing Activities ........         10,770         (19,998)
                                                                       ----------      ----------


NET DECREASE IN CASH AND CASH EQUIVALENTS ........................         (2,237)         (1,275)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................          6,204           6,070
                                                                       ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................     $    3,967      $    4,795
                                                                       ==========      ==========




              The accompanying notes are an integral part of these
                         combined financial statements.

                               GRANT PRIDECO, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. GENERAL

         On October 22, 1999, the Board of Directors of Weatherford International, Inc. ("Weatherford") authorized the spinoff of its drilling products businesses (the "Company" or "Grant Prideco") to its stockholders as an independent, publicly-traded company (the "Distribution"). The Internal Revenue Service issued a favorable tax ruling stating that the Distribution should be tax-free to the shareholders of Weatherford for U.S. federal income tax purposes. Weatherford consummated the spinoff through a distribution to its stockholders of one share of Grant Prideco common stock for each share of Weatherford common stock held by the Weatherford stockholders on March 23, 2000, the record date for the Distribution. The Distribution was completed on April 14, 2000 (see Note 13).

         The combined financial statements reflect the results of operations of Weatherford's drilling products businesses that was transferred to Grant Prideco from Weatherford. The combined financial statements have been prepared using the historical bases in the assets and liabilities and historical results of operations related to Grant Prideco, except as noted herein. The combined financial statements include allocations ("carve-outs") of general and administrative corporate overhead costs of Weatherford to Grant Prideco and direct costs of services provided by Weatherford for the benefit of Grant Prideco. Management believes such allocations are reasonable; however, the costs of these services charged to Grant Prideco are not necessarily indicative of the costs that would have been incurred if Grant Prideco had performed these functions as a stand-alone entity. Subsequent to the Distribution, Grant Prideco has performed these functions using its own resources or purchased services and is responsible for the costs and expenses associated with the management of a public corporation. The combined financial statements included herein may not necessarily reflect the combined results of operations, financial position and cash flows of Grant Prideco in the future or what they would have been had it been a separate, stand-alone entity during the periods presented. The combined financial statements included herein do not reflect any changes that may occur in the financing of Grant Prideco's operations as a result of the Distribution.

         The combined financial statements as of March 31, 2000 have not been audited but have been prepared in conformity with the accounting principles applied in the audited combined financial statements for the fiscal year ended December 31, 1999 contained in the Grant Prideco Registration Statement on Form 10, as amended. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the combined financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. This Form 10-Q should be read in conjunction with the audited combined financial statements and notes included in the Form 10, as amended.

         Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2000 classifications. These reclassifications have no impact on net income.


2.   INVENTORIES

     Inventories by category are as follows:

                                                       MARCH 31,          DECEMBER 31,
                                                         2000                1999
                                                    ---------------     ---------------
                                                              (in thousands)
     Raw materials, components and supplies ...     $       104,787     $        93,980
     Work in process ..........................              20,957              15,720
     Finished goods ...........................              39,659              64,204
                                                    ---------------     ---------------
                                                    $       165,403     $       173,904
                                                    ===============     ===============

3.   ACQUISITIONS

         On October 27, 1999, the Company acquired an additional 27% interest in H-Tech, an Indonesia-based drill pipe manufacturer with facilities located on Batam Island, for $6.0 million in cash. The Company previously held a 27% interest in H-Tech and with this purchase owns a controlling 54% interest in H-Tech. The results of operations of H-Tech have been consolidated in our results of operations from November 1, 1999. Prior to November 1, 1999, our investment in H-Tech was accounted for under the equity method.

         On October 1, 1999, the Company acquired Drill Pipe Industries, Inc., a manufacturer of drill stem products, for $1.4 million in cash and a $1.4 million non-interest bearing note which was repaid in January 2000.

         On August 25, 1999, the Company acquired Louisiana-based Petro-Drive, Inc., for 0.3 million shares of Weatherford common stock and assumed debt of approximately $3.5 million. Petro-Drive's offerings include conductors, connections and installation services and equipment. If any of the former Petro-Drive shareholders sell any shares of Weatherford common stock and the corresponding shares of Grant Prideco common stock between August 2000 and August 2001 at a combined price of less than $36.50, the Company will be obligated to pay cash to these persons equal to the amount of such deficit. In January 2000, the Company communicated its intention to exercise the option to acquire the facility leased by Petro-Drive. The purchase was completed in April 2000 for $1.2 million.

         On July 23, 1999, the Company acquired a 50.01% interest in the Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG ("Voest-Alpine") for approximately $32.6 million, of which approximately $8.0 million was paid in cash and the remainder is to be paid over a period of up to 7.5 years. Voest-Alpine produces high quality seamless tubulars in Austria. The Company's investment in Voest-Alpine is reported under the equity method of accounting.

         On July 7, 1999, the Company acquired Texas Pup, Inc., a manufacturer of premium and API pup joints (odd-sized tubular products) and utility boring drill pipe, for 0.1 million shares of common stock of Weatherford and assumed debt of approximately $1.7 million.

         On May 31, 1999, the Company acquired Texas Pipe Works, Inc., a manufacturer of API couplings, for approximately $1.7 million in cash and 50,000 shares of Weatherford common stock.

         On May 31, 1999, the Company acquired InterOffshore Services, Pte., a manufacturer of drilling tool accessories, for approximately $2.1 million in cash.

         The acquisitions discussed above were accounted for using the purchase method of accounting. The results of operations of all acquisitions are included in the Combined Statements of Operations from their respective dates of acquisition. The acquisitions are not material to the Company individually or in the aggregate; therefore, pro forma information is not provided.


4.   SHORT-TERM BORROWINGS

         In connection with the October 1, 1999 acquisition of Drill Pipe Industries, Inc., the Company issued a non-interest bearing note payable of $1.4 million that was paid in January 2000.

          The Company has an uncommitted credit facility that provides for short-term loans. At March 31, 2000, the Company had an outstanding balance of $3.8 million under the facility. The average interest rate for borrowings under the facility was 3.5% per annum at March 31, 2000.

         The Company also has various credit facilities through Weatherford available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to the Company to secure performance obligations. The Company had a total of $3.4 million of such letters of credit and bid and performance bonds outstanding as of March 31, 2000 (see
Note 13).

5.   SUBORDINATED NOTE TO WEATHERFORD

         In connection with the Distribution, the Company issued to Weatherford an unsecured subordinated note in the amount of $100 million. The Weatherford note bears interest at an annual rate of 10%. Interest payments are due quarterly, and principal and all unpaid interest is due no later than March 31, 2002. If the Company completes a debt or equity financing (whether public or private, but excluding working capital borrowings under the credit facility (see
Note 13) and any equity issued in connection with a business combination) while the Weatherford note is outstanding, the Company generally will be required to use a portion of the net proceeds of that financing to repay any amount outstanding under the Weatherford note as of the time the Company completes that financing.

          Interest expense on the Weatherford note prior to January 1, 2000 shown in the combined financial statements reflects the interest expense associated with the $100 million indebtedness based on Weatherford's average long-term debt rates, or 7.25%. Beginning January 1, 2000, interest expense on the Weatherford note is based on the stated annual rate of 10%.

6.   FOREIGN EXCHANGE CONTRACTS

         The Company enters into foreign exchange contracts only as a hedge against existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting specific existing assets and liabilities denominated in foreign currencies. The future value of these contracts and related currency positions are subject to offsetting market risks resulting from foreign currency exchange rate volatility. The counterparties to the Company's foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is immaterial. At March 31, 2000, Weatherford, on the Company's behalf, had a contract maturing on May 25, 2000 to purchase 21.8 million Euros equivalent to $22.1 million. Gains and losses on the change in market value of the contract are recognized currently in earnings. On April 19, 2000 Weatherford closed out the contract maturing on May 25, 2000.

7.   PRO FORMA EARNINGS PER SHARE

         Pro forma earnings per share has been calculated using Grant Prideco's pro forma basic and diluted weighted average shares outstanding for each of the periods presented. Grant Prideco's pro forma basic weighted average shares have been calculated by adjusting Weatherford's historical basic weighted average shares outstanding for the applicable period to reflect the number of Grant Prideco shares that would have been outstanding at the time assuming the distribution of one share of Grant Prideco common stock for each share of Weatherford common stock. The effect of stock options and restricted stock is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive.

8.   SUPPLEMENTAL CASH FLOW INFORMATION

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2000, $4.4 million of cash was restricted.

9.   COMMITMENTS

         As part of the arrangement to invest in VA, the Company entered into a four-year supply contract with VA commencing July 1999. Under this agreement, the Company agreed to purchase a minimum of 45,000 tonnes of tubulars for the first twelve months of the agreement at a negotiated third party price that the Company believed to be attractive. The Company also agreed to purchase 60,000 tonnes per year for the next three years at the negotiated price.


10.   RELATED PARTY TRANSACTIONS

  Sales

         Weatherford purchases drill pipe and other related products from Grant Prideco. The amounts purchased by Weatherford for the periods ended March 31, 2000 and 1999 were $6.8 million and $1.5 million, respectively. Such sales represent Grant Prideco's cost. The sales to Weatherford have been eliminated from the accompanying combined financial statements.

  Weatherford Overhead Charges

         Weatherford overhead charges represent corporate overhead costs incurred by Weatherford in providing services to the Company based on the time devoted to Grant Prideco. These services include accounting, legal, tax, treasury and risk management services. Such allocation is included in the accompanying Combined Statements of Operations as Weatherford Charges.

    Weatherford Direct Services

         Grant Prideco was allocated $1.4 million of costs related to Weatherford's information systems function for the three months ended March 31, 1999. As of January 1, 2000, Grant Prideco had completed the formation of a separate information systems department. Information systems allocation charges were allocated based on direct support provided, equipment usage and number of system users and are included in corporate general and administrative expense in the accompanying Combined Statements of Operations.

11.   SEGMENT INFORMATION

  Business Segments

         The Company operates through two business segments: Drill Stem Products and Premium Tubulars and Engineered Connections. The drill stem products segment manufactures drill pipe, drill collars and heavyweight drill pipe and the premium tubulars and engineered connections segment manufactures premium production tubulars, liners, casing and connections for marine conductors and subsea structures. The Company's products are used primarily in the exploration and production of oil and natural gas.

         Financial information by industry segment for each of the three months ended March 31, 2000 and 1999, is summarized below (in thousands):

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                    ------------------------------
                                                       2000              1999
                                                    ------------      ------------
Revenues from unaffiliated customers:
     Drill Stem ...............................     $     47,856      $     46,619
     Premium Tubulars .........................           59,289            34,684
                                                    ------------      ------------
                                                    $    107,145      $     81,303
                                                    ============      ============

EBITDA (a):
     Drill Stem ...............................     $      3,843      $      9,257
     Premium Tubulars .........................            9,161             1,466
     Corporate ................................           (4,775)           (3,669)
                                                    ------------      ------------
                                                    $      8,229      $      7,054
                                                    ============      ============

Depreciation and amortization:
     Drill Stem ...............................     $      4,163      $      3,452
     Premium Tubulars .........................            3,730             3,481
     Corporate ................................               95               274
                                                    ------------      ------------
                                                    $      7,988      $      7,207
                                                    ============      ============

Operating income (loss):
     Drill Stem ...............................     $       (320)     $      5,805
     Premium Tubulars .........................            5,431            (2,015)
     Corporate ................................           (4,870)           (3,943)
                                                    ------------      ------------
                                                    $        241      $       (153)
                                                    ============      ============
Capital Expenditures for Property, Plant and
       Equipment:
     Drill Stem ...............................     $      3,216      $      1,481
     Premium Tubulars .........................            1,773             2,598
     Corporate ................................               67                27
                                                    ------------      ------------
                                                    $      5,056      $      4,106
                                                    ============      ============

         (a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income (loss) adding back depreciation and amortization. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

12.   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 has been amended by SFAS No. 137, which delays the effective date to fiscal years beginning after June 15, 2000. We are currently evaluating the impact of SFAS No. 133 on the Company's combined financial statements.

13.   SUBSEQUENT EVENTS

         On April 14, 2000, Grant Prideco was spunoff through a distribution by Weatherford to its stockholders of all of the Grant Prideco common stock. The Board of Directors of Weatherford declared a distribution effective April 14, 2000 of one share of Grant Prideco common stock for each share of Weatherford common stock held by stockholders of record of Weatherford at the close of business on March 23, 2000, to effect the spinoff of Grant Prideco. The number of shares of Grant Prideco common stock distributed was approximately 108.4 million shares. As a result of the spinoff, Grant Prideco's stock became publicly owned and traded on the New York Stock Exchange under the symbol "GRP".

         Following the Distribution, Weatherford no longer has an equity investment in Grant Prideco, however, Grant Prideco has a $100 million unsecured subordinated note to Weatherford due no later than March 31, 2002 and a $30 million drill stem credit obligation to Weatherford. Weatherford also will remain liable on certain existing contingent liabilities relating to Grant Prideco which were not released, terminated or replaced prior to the Distribution date ("unreleased contingent liabilities"). Grant Prideco will fully indemnify Weatherford for any payments under the unreleased contingent liabilities.

         Under the terms of a tax allocation agreement with Weatherford, the Company will not have the future benefit of any prior tax losses or benefits incurred as part of a consolidated return with Weatherford. Moreover, the Company will be liable to Weatherford for any corporate level taxes incurred by Weatherford as a result of the spinoff, except to the extent the taxes arise solely as a result of a change of control of Weatherford.

         The Company entered into a transition services agreement with Weatherford for a period of one year from the Distribution date. Under the agreement, Weatherford will provide certain services requested by the Company. The fee for these services will be based on a cost-plus 10% basis. The transition services to be provided under this agreement may include accounting, tax, finance services, employee benefit services, information services, management information systems and may include any other similar services.

         The Company entered into a preferred supplier agreement with Weatherford pursuant to which Weatherford agreed for at least a three-year period to purchase a minimum of 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which the Company sells to its best similarly situated rental tool customers. Weatherford will be entitled to apply against its purchases a drill stem credit granted to it in the aggregate amount of $30 million, subject to a limitation of the application of the credit to no more than 20% of any purchase.

         On April 14, 2000, the Company entered into a revolving credit and letter of credit facility that will provide it with up to $100 million for working capital and other corporate purposes. The facility is secured by the Company's U.S. and Canadian inventories, equipment and receivables and is guaranteed by Grant Prideco's domestic subsidiaries. Borrowings under the facility are based on the lender's determination of the collateral value of the inventories and receivables securing the facility. Approximately $50 million was available to the Company under the facility initially. The facility also provides the Company with availability for stand-by letters of credit and bid and performance bonds. The Company is required to comply with various affirmative and negative covenants as well as maintenance covenants relating to fixed charge coverage and net worth. These covenants also place limits on the Company's ability to incur new debt, engage in certain acquisitions and investments, grant liens, pay dividends and make distributions to our stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of our results of operations for the quarters ended March 31, 2000, and March 31, 1999, and our current financial position. This discussion should be read in conjunction with our financial statements that are included with this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission in our Registration Statement on Form 10, as amended.

         Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions, you should refer to our section entitled "Forward-Looking Statements". As used herein, unless otherwise required by the context, the term "Grant Prideco" refers to Grant Prideco, Inc. and the terms "we", "our", and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.

GENERAL

         We are an international manufacturer and supplier of products used for the exploration and production of oil and gas. Our business is conducted through two operating segments: (1) drill stem products and (2) premium tubulars and engineered connections. We are the world's leading provider of drill pipe and other drill stem products. We are also a leading provider in North America for engineered connections used for casing, production tubing and marine conductors and subsea structures. Our drilling products are designed and engineered for high performance and include all components of a drill stem from the rig floor to the drill bit. We have been innovators in the field of drill pipe and other drill stem products for more than 20 years, and we are a leader in connection technology used in the drilling of wells. Our Atlas Bradford division also has been providing connection technology to the oil industry for approximately 50 years.

         Our company has grown substantially over the years through strategic acquisitions and internal development. Our operations are conducted throughout the world through manufacturing facilities located in the United States, Mexico, Canada, Europe and Asia. We also have 19 sales, service and repair locations around the world.

MARKET TRENDS AND OUTLOOK

         Our business is materially dependent on drilling activity and the associated demand for our drill stem products and production tubulars and connections. During 1998, the price of oil ranged from a high of $17.62 per barrel of West Texas Intermediate crude to a low of $10.44 per barrel of West Texas Intermediate crude. The North American rig count also fell from a high in 1998 of 1,508 rigs to a low in 1998 of 854 rigs. The international rig count, which typically trails the domestic rig count by a number of months, fell in 1998 from a high of 819 to a low of 671. In 1999, the price of oil hit an historical low of $11.07 per barrel and the North American and international rig counts reached historical lows of 534 and 556, respectively.

         In the last half of 1999 and first quarter of 2000, crude oil prices increased due to members of the Organization of Petroleum Exporting Countries ("OPEC") reducing production in compliance with production quotas. Crude oil prices moved above $30 per barrel in the first quarter of 2000 on reports that significant boosts to production output may not take place until early summer 2000. Recently, oil prices have stabilized around $25 per barrel following OPEC's decision to boost production output and establish a price band between $22 and $28 per barrel.

         The downturn in the industry that began in 1998 and continued in 1999 led our customers to substantially curtail their drilling and exploration activity during 1999. This decline in activity resulted in substantially lower purchases of capital equipment used for the exploration and drilling of oil, in particular, drill pipe and other drill stem products we manufacture. We also were impacted by customers and distributors reducing their inventories of premium tubular products in light of market conditions and customers canceling and delaying orders to reduce costs. Indicative of the impact of the downturn, we estimate that worldwide drill pipe demand for 1999 was less than five million feet compared to more than ten million feet during each of 1997 and 1998. As of December 31, 1999, our product backlog declined to approximately $60.4 million. Our manufacturing facilities also were operating at less than 30% utilization.

         In light of the adverse market conditions facing us, we elected to reduce substantially the operations at our manufacturing facilities in 1999 and the first quarter of 2000 to avoid producing excess supplies of inventory in the market. This decision impacted our 1999 results by creating large unabsorbed costs for the operation of our manufacturing facilities at extremely low utilization levels. These unabsorbed costs combined with lower sales resulted in our operating at a loss for 1999 and the first quarter of 2000.

         In 1999 we decided to terminate our manufacturing arrangement with Oil Country Tubular Limited ("OCTL") in India. This decision was made in light of the existing market and difficulties arising from the political situation between India and countries where OCTL's principal customers reside. This decision resulted in our need to write off a $7.8 million deposit previously paid to OCTL for future products and $1.7 million of our equipment located in India in the fourth quarter of 1999. We are currently seeking to collect approximately $17.3 million in receivables and advances provided by us to OCTL through a combination of cash, equity of OCTL and products from OCTL. We are in discussions with OCTL regarding this matter and are unable to predict the outcome of these discussions.

         Based on financial information of OCTL known to us and our general knowledge of the business and assets of OCTL, OCTL would appear to have a sufficient asset and equity value to allow for a restructuring of its remaining $17.3 million in debt owed to us through a combination of cash, equity of OCTL or product from OCTL. There is, however, uncertainty as to how much, if any, of the amounts owed to us by OCTL will ultimately be collected. Accordingly, there can be no assurance that we will be able to fully realize on the amounts owed to us by OCTL or that additional charges relating to India will not be required in the near term as the negotiation and collection process continues.

         In July 1999, we acquired a 50.01% ownership interest in Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG ("Voest-Alpine") in Austria. Our investment in Voest-Alpine is reported on the equity method of accounting. Voest-Alpine owns a tubular mill in Austria with a capacity of approximately 300,000 metric tons that is capable of supplying a large portion of our green tube requirements in the United States. In addition, we entered into a long-term green tube supply contract with Voest-Alpine. The impact of this investment and supply contract should benefit us as the market recovers by providing us with a reliable source of raw materials which is expected to significantly reduce the cost of our raw material and provide us a 50% profit participation in Voest-Alpine's business.

         Orders for drill stem products and premium tubular products are increasing, and we expect that demand will continue to improve absent another material decline in oil prices. Generally, improvements in demand for our drill stem products lag improvements in demand for our premium tubular products by approximately six to nine months. During the first quarter of 2000, revenues for our premium tubular products increased 34% over revenues for such products during the fourth quarter of 1999 while demand for our drill stem products increased by only 5% during such periods. As of March 31, 2000, our overall product backlog had increased to approximately $86.7 million compared to $60.4 million at December 31, 1999.

         We currently expect modest improvements in demand for our drill pipe and other drill stem products during the second quarter of 2000, with more significant improvements occurring during the second half of 2000 when we expect excess drill pipe inventories will deplete to more rationale levels. We expect demand for our tubular products to gradually improve during these periods as well. Nevertheless, demand for all of our products continue to be highly dependent upon drilling activity and the price of oil and natural gas and any material decline in the price of oil and natural gas or drilling activity could result in a further delay in the recovery in our industry.

       The following table sets forth certain information with respect to oil and natural gas prices and the North American and international rig counts for the periods reflected:

                                                        HENRY HUB      NORTH AMERICAN    INTERNATIONAL
                                      WTI OIL (1)        GAS (2)       RIG COUNT (3)     RIG COUNT (3)
                                     --------------  ----------------  ---------------  ----------------
   March 31, 2000..................  $      26.90    $       2.95            1,167              606
   December 31, 1999...............         25.60            2.33            1,183              574
   March 31, 1999..................         14.66            2.01              724              613


(1) Price per barrel of West Texas Intermediate crude oil as of March 31 and December 31 - Source: Applied Reasoning, Inc.

(2)  Price per MM/BTU as of March 31 and December 31 - Source: Oil World

(3)  Average rig count for the applicable month - Source: Baker Hughes Rig Count

         Our future results of operations also will be affected by the spinoff and our becoming a stand-alone public company. In preparation for the spinoff, we added additional financial, accounting, legal and other administrative personnel who have responsibility for matters historically provided by Weatherford on our behalf. We also will incur additional costs associated with complying with our public-company reporting requirements and being listed on the New York Stock Exchange. Although our historical results of operations include an overhead allocation from Weatherford, we anticipate that the annual overhead costs that will be incurred by us following the spinoff will exceed the annual historical overhead allocations from Weatherford by approximately $4.0 million.


GROWTH STRATEGY

         Our strategy for growth is to seek new opportunities in our drilling and tubular segments. During the last year, we completed various acquisitions that are important to our long-term growth. We intend to continue to actively pursue acquisitions and other opportunities for growth. Our strategy for growth through acquisitions and internal development will focus on:

     - Lowering costs through consolidations and investments similar to our investment in Voest-Alpine in 1999.

     -    Introducing and acquiring new tubular and thread technologies.

     -    Expanding internationally.

     - Adding new products and services that are complementary to our existing products and services.

     - Investing in new tubular and connection technologies, joint venture projects and the development of connections for expandable tubing.

     -    Investing in additional subsea products and services.

     -    Maintaining manufacturing capacity for growth.

          We intend to finance future acquisitions and growth opportunities through a combination of internally generated capital, equity issuances and incurrences of debt where we deem prudent or appropriate. Any issuances of equity will depend upon the opportunity and circumstances. We will only incur debt where we consider the terms to be appropriate.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31, 1999


   GENERAL

         Grant Prideco reported a net loss of $2.6 million, or $0.02 per share, for the first quarter 2000, as compared to a net loss of $2.2 million, or $0.02 per share, for the first quarter 1999. Revenues for the first quarter 2000 were $107.1 million, a 32% increase from first quarter 1999 revenues of $81.3 million. Revenues for 2000 benefited from the increase in demand for premium tubular products, which historically have been a leading indicator of increasing demand for drill stem products. Our product backlog increased to $86.7 million at March 31, 2000 as compared to $46.5 for the same period in 1999.

   SEGMENT RESULTS

         DRILL STEM PRODUCTS

         The following table sets forth additional data regarding the results of our drill stem products segment for the quarters ended 2000 and 1999:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            ---------------------------
                                               2000             1999
                                            ----------       ----------
                                               (in thousands, except
                                                    percentages)
  Revenues ..............................   $   47,856       $   46,619
  Gross Profit ..........................        2,939            8,873
  Gross Profit % ........................          6.1%            19.0%
  Selling, General and Administrative ...   $    3,866       $    3,068
  Operating Income (Loss) ...............         (320)           5,805
  EBITDA (a) ............................        3,843            9,257

(a) EBITDA is calculated by taking operating income and adding back depreciation and amortization. We have included an EBITDA calculation here because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

         Revenues. Drill stem revenues increased $1.2 million, or 3%, in the first quarter 2000 as compared to the same period in 1999. The increase is attributable to increased North American drilling activity, particularly in Canada, coupled with the acquisition of an additional 27% interest in H-Tech in October 1999. The rig count increased 99% in Canada and 47% in the U.S. in the first quarter 2000 as compared to the first quarter 1999.

         Gross Profit. Drill stem gross profit decreased $5.9 million, or 67%, in the first quarter 2000 as compared to the first quarter 1999. As a significant amount of sales in the first quarter 2000 were from existing finished goods inventory, gross profit was negatively effected by low plant utilization coupled with operational ramp up costs in anticipation of increased demand for our products.

         Selling, General and Administrative. Drill stem selling, general and administrative expenses increased as a percentage of revenues from 7% in the first quarter 1999 to 8% in the first quarter 2000. The increase is due to an increase in headcount related to the expansion of other drill pipe products to other markets coupled with the amortization of goodwill related to acquisitions completed subsequent to March 31, 1999.

         Operating Income (Loss). Drill stem operating loss was $0.3 million for the first quarter 2000 as compared to operating income of $5.8 million in the first quarter 1999. The loss is attributable to low plant utilization. This loss was partially offset by equity earnings of $0.6 million related to our 50.01% interest in Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG ("VA"), a producer of high-quality seamless tubulars in Austria, which we acquired in July 1999.

         PREMIUM TUBULARS AND ENGINEERED CONNECTIONS

         The following table sets forth additional data regarding the results of our premium tubulars and engineered connections segment for the quarters ended 2000 and 1999:

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                             ------------------------------
                                                 2000              1999
                                             ------------      ------------
                                                  (in thousands, except
                                                      percentages)
  Revenues .............................     $     59,289      $     34,684
  Gross Profit .........................            9,783             2,486
  Gross Profit % .......................             16.5%              7.2%
  Selling, General and Administrative ..     $      4,352      $      4,501
  Operating Income (Loss) ..............            5,431            (2,015)
  EBITDA ...............................            9,161             1,466

         Revenues. Premium tubulars and engineered connections revenues increased $24.6 million, or 71%, in the first quarter 2000 as compared to the first quarter 1999. The increase in revenues was driven by a 48% increase in the average North American rig count for the first quarter 2000 as compared to the same period in 1999.

         Gross Profit. Premium tubulars and engineered connections gross profit increased $7.3 million, or 294%, in the first quarter 2000 as compared to the first quarter 1999. The increase relates to increased production volume of premium tubular products that provided better utilization of manufacturing facilities and higher profitability.

         Selling, General and Administrative. Premium tubulars and engineered connections selling, general and administrative expenses decreased as a percentage of revenues from 13% in the first quarter of 1999 to 7% in the first quarter 2000. The decrease is due primarily to cost reduction efforts implemented in 1999 coupled with a higher revenue base. This decrease is partially offset by an increase in costs relating to acquisitions completed subsequent to March 31, 1999.

         Operating Income (Loss). Premium tubulars and engineered connections operating income (loss) increased $7.4 million for the first quarter 2000 as compared to the first quarter 1999. The significant improvement in operating income reflects the increase in demand for our premium tubular products driven by the increased drilling activity in North America.

         OTHER ITEMS

         Corporate General and Administrative. Corporate general and administrative expenses increased $0.7 million, or 18%, for the first quarter 2000 as compared to the first quarter 1999. The increase is due to increased overhead costs relating to the additional staff related to the spinoff.

         Interest Expense. Interest expense increased $0.8 million, or 32%, in the first quarter 2000 as compared to the first quarter 1999. The increase is primarily due to the increase in the Weatherford subordinate note rate from 7.25% in the first quarter 1999, which was the average long-term debt rate for Weatherford, to 10% in the first quarter 2000, which is the stated rate in the note.

         Tax Benefit. The effective tax rate on our loss before income taxes was 27.0% and 17.6% in the first quarter 2000 and first quarter 1999, respectively. The increase is primarily attributable to a higher loss before income taxes in the first quarter 2000.


LIQUIDITY AND CAPITAL RESOURCES

         As a subsidiary of Weatherford, our liquidity and capital resources historically have been provided from cash flow from operations and cash provided to us by Weatherford. As an independent entity following the spinoff, our liquidity and capital resources will depend upon our cash flow from operations and our ability to raise capital from third parties.

         At March 31, 2000, we had cash and cash equivalents of $4.0 million and working capital of $177.8 million as compared to cash and cash equivalents of $6.2 million and working capital of $164.6 million at December 31, 1999. At March 31, 2000, we also had $4.4 million in restricted cash related to our 54% interest in H-Tech that is subject to dividend and distribution restrictions. For the first quarter of 2000, our net cash flow used by operations was $8.0 million and reflected an increase in working capital needs to support increased demand for our products.

         Capital expenditures totaled $5.1 million and $4.1 million for the first quarter of 2000 and 1999, respectively. We currently expect to expend approximately $15 million for non-acquisition related capital expenditures during the remainder of 2000 related to our manufacturing consolidation projects, maintaining the existing equipment base and for improvements to our various facilities. We also estimate that our required principal and interest payments for our outstanding debt to be approximately $9.7 million for the remainder of 2000. At current operating levels, our businesses generate only marginal levels of excess cash flow. We have, however, taken a number of steps to reduce our operating cost structure. We currently expect that our operations will generate sufficient cash flow in 2000 to satisfy all required capital expenditures and debt service requirements. We expect to finance additional acquisitions and expansions from cash flow from operations due to improved market conditions or through a combination of the issuance of additional equity and debt financing.

         We have an uncommitted credit facility that provides for short-term loans. At March 31, 2000, we had an outstanding balance of $3.8 million under the facility. The average interest rate for borrowings under the facility was 3.50% per annum at March 31, 2000.

         We also have various credit facilities through Weatherford available only for stand-by letters of credit and bid and performance bonds, pursuant to which funds are available to us to secure performance obligations. We had a total of $3.4 million of such letters of credit and bid and performance bonds outstanding as of March 31, 2000.

         In connection with the spinoff, we issued an unsecured subordinated note to Weatherford in the amount of $100 million. The Weatherford note bears interest at an annual rate of 10%. Interest payments are due quarterly, and principal and all unpaid interest is due no later than March 31, 2002. If we complete a debt or equity financing (whether public or private, but excluding working capital borrowings under the proposed credit facility and any equity issued in connection with a business combination) while the Weatherford note is outstanding, we will be required to use a portion of the net proceeds of that financing to repay any amount outstanding under the Weatherford note as of the time we complete that financing. The Weatherford note is subordinated to indebtedness outstanding under our credit facility.

         On April 14, 2000, we entered into a revolving credit and letter of credit facility that will provide us with up to $100 million for working capital and other corporate purposes. The facility is secured by the Company's U.S. and Canadian inventories, equipment and receivables and is guaranteed by our domestic subsidiaries. Borrowings under the facility are based on the lender's determination of the collateral value of the inventories and receivables securing the facility. Approximately $50 million is available to us under the facility initially. The facility also provides us with availability for stand-by letters of credit and bid and performance bonds. We are required to comply with various affirmative and negative covenants as well as maintenance covenants relating to fixed charge coverage and net worth. These covenants place limits on our ability to incur new debt, engage in certain acquisitions and investments, grant liens, pay dividends and make distributions to our stockholders. As of April 30, 2000, we had borrowed $9.6 million under the facility and $3.7 million had been used to support outstanding letters of credit.

         As part of our arrangement to invest in Voest-Alpine, we entered into a four-year supply contract to Voest-Alpine. Under this agreement, we agreed to purchase a minimum of 45,000 tonnes of tubulars for the first twelve months of the agreement at a negotiated third party price that we believe to be attractive. We also agreed to purchase 60,000 tonnes per year for the next three years at the negotiated price. The volume requirements fixed in the supply agreement were based on our anticipated needs for tubulars of the type manufactured by Voest-Alpine and represented less than half of our normal worldwide requirements for this type of tubular. Because this agreement requires us to purchase tubulars regardless of our needs, our purchases under this agreement may be made for inventory during periods of low demand. These types of purchases will require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to use or sell all of the tubular products we are required to purchase from Voest-Alpine.


TAX MATTERS

         As a result of the separation from Weatherford, subsequent to April 14, 2000 we are no longer able to combine the results of our operations with those of Weatherford in reporting income for United States federal income tax purposes and for income tax purposes in some states and foreign countries. We believe this will not have a material adverse effect on our earnings. Under the terms of a tax allocation agreement with Weatherford, we will not have the future benefit of any prior tax losses or benefits incurred as part of a consolidated return with Weatherford. Moreover, we will be liable to Weatherford for any corporate level taxes incurred by Weatherford as a result of the spinoff, except to the extent the taxes arise solely as a result of a change of control of Weatherford.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 has been amended by SFAS No. 137, which delays the effective date to fiscal years beginning after June 15, 2000. We currently are evaluating the impact of SFAS No. 133 on our combined financial statements.

YEAR 2000 MATTERS

         All phases of the Year 2000 plan have been completed. The costs associated with achieving Year 2000 compliance were not material to us and we have not had any material losses from third parties to date. To date, we do not know of any failures of our software, hardware, equipment or products or those of our suppliers, vendors or customers as a result of the occurrence of the Year 2000 date change; however, any such failure could have a material impact on us.


FORWARD-LOOKING STATEMENTS

         This report and our other filings with the Securities and Exchange Commission and public releases contain statements relating to our future results, including certain projections and business trends. We believe these statements constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

         A FURTHER DOWNTURN IN MARKET CONDITIONS COULD AFFECT PROJECTED RESULTS. Any unexpected material changes in oil and gas prices or other market trends would likely affect the forward-looking information contained in this report. Our estimates as to future results and industry trends make assumptions regarding the future prices of oil and gas and their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us for the remainder of 2000, we have made the following assumptions:

     - The recent increase in the price of oil will result in modest improvements in our businesses in the second quarter of 2000 and continue to improve through 2000, with the strongest improvements expected to incur in the second half of 2000.

     - Excess drill stem inventories will continue to fall during the second quarter of 2000, with customer inventories stabilizing during the second half of 2000.

     - Oil prices will exceed $20 per barrel for the remainder of 2000. Average natural gas prices for the remainder of 2000 will remain at or near their current levels. World demand for oil will be up only marginally or flat. Drilling activity will increase stronger beyond normal demand as oil companies seek to replace and produce reserves that were not replaced or produced in 1999 or the first quarter of 2000.

         A CONTINUATION OF THE LOW RIG COUNT COULD ADVERSELY AFFECT THE DEMAND FOR OUR PRODUCTS AND SERVICES. Our operations were materially affected by the decline in the rig count during 1998 and 1999. Although rig counts have improved from historical lows during this period, a further decline in the North American and international rig counts would adversely affect our results.

         Our forward-looking statements regarding our drilling products assume an improvement in the rig count during the remainder of 2000 and that there will not be any further declines in the worldwide rig count, in particular the domestic rig count.

         PROJECTED COST SAVINGS COULD BE INSUFFICIENT. During 1999 and the first quarter of 2000, we implemented a number of programs intended to reduce costs and align our cost structure with the current market environment. Our forward-looking statements regarding cost savings and their impact on our business assume these measures will generate the savings expected. However, if the markets continue to decline, additional actions may be necessary to achieve the desired savings.

         INTEGRATION OF ACQUISITIONS. During the last year, we have consummated various acquisitions of businesses. The success of these acquisitions will be dependent on our ability to integrate these businesses with our existing businesses, eliminate duplicative costs and enjoy expected cost savings from vertical integration. In particular, we expect significant costs savings due to our acquisition of 50.01% of Voest Alpine and the related tubular supply agreement that we have entered into with Voest Alpine. During 1999 and the first quarter of 2000, we have incurred various duplicative costs with respect to the operations of companies and businesses acquired by us pending the integration of the acquired businesses with our businesses. Revenue and income benefits from the acquisitions also have been delayed due to the adverse market conditions that existed during 1999 and the first quarter of 2000. Our forward-looking statements assume the successful integration of the acquired businesses and the realization of expected costs savings and their contribution to our income during the remainder of 2000. Integration of acquisitions is something that cannot occur overnight and is something that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of our integration efforts.

         OUR SUCCESS IS DEPENDENT UPON TECHNOLOGICAL ADVANCES. Our ability to succeed with our long-term growth strategy is dependent on the technological competitiveness of our product and service offerings. A central aspect of our growth strategy is to enhance the technology of our products and services, to expand the markets for many of our products through the leverage of our worldwide infrastructure and to enter new markets and expand in existing markets with technologically advanced value-added products. Our forward-looking statements have assumed gradual growth from these new products during 2000.

         ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR PRODUCTS AND SERVICES. The economic downturn that began in Asia in 1997 affected the economies in other regions of the world, including South America and the former Soviet Union, and contributed to the decline in the price of oil and the level of drilling activity. Although the economy in the United States also has experienced one of its longest periods of growth in recent history, the continued strength of the United States economy cannot be assured. If the United States or European economies were to begin to decline or if the economies of South America or Asia were to experience further material problems, the demand and price for oil and gas and our products and services could again adversely affect our revenues and income. Our forward-looking statements have assumed that a worldwide recession or a material downturn in the United States economy will not occur.

         CURRENCY FLUCTUATIONS COULD HAVE A MATERIAL ADVERSE FINANCIAL IMPACT. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from changes in currencies because our financial position is generally dollar based or hedged. For those revenues denominated in local currency the effect of foreign currency fluctuations is largely mitigated because local expenses are denominated in the same currency.

         CHANGES IN GLOBAL TRADE POLICIES COULD ADVERSELY IMPACT OPERATIONS. Changes in global trade policies in our markets could impact our operations in these markets. We have assumed that there will be no material changes in global trading policies.

         INTERNATIONAL EXPOSURES COULD ADVERSELY IMPACT OPERATIONS. Our operations in certain locations outside the United States, including Mexico, India, Austria, China and Indonesia, are subject to various political and economic conditions existing in such countries that could disrupt operations. These risks include (1) currency fluctuations and potential devaluations in most countries, in particular those in South America and Asia, (2) currency restrictions in China and India and limitations on repatriation of profits in various countries in South America and Asia and (3) political instability in countries such as Indonesia, India, Austria, Mexico, Venezuela, the former Soviet Union and China. Disruptions may occur in our foreign operations and losses may occur that will not be covered by insurance. Any material currency fluctuations or devaluations or political disruptions that disrupt oil and gas exploration and production or the movement of funds and assets will adversely affect the accuracy of our forward-looking statements. Our forward-looking statements assume there will be no such events.

         UNEXPECTED LITIGATION AND LEGAL DISPUTES COULD HAVE A MATERIAL ADVERSE FINANCIAL IMPACT. In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retention and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is, however, possible that an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for that matter. We are also subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise that could involve the expenditure of a material amount of funds. If we experience unexpected litigation or unexpected results in our existing litigation having a material effect on results, the accuracy of the forward-looking statements would be affected. Our forward-looking statements assume that there will be no such unexpected litigation or results.

         In addition, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the Securities and Exchange Commission. For additional information regarding risks and uncertainties, see our other current year filings with the Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended. We will generally update our assumptions in our filings, as circumstances require.


ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         We currently are exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks relate to fluctuations in foreign currency exchange rates and changes in interest rates. We do not believe these risks are material. There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Registration Statement on Form 10, as amended.


PART II


ITEM 1. LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) Effective April 14, 2000, Grant Prideco was spunoff by Weatherford International, Inc. into a stand-alone public company pursuant to a distribution by Weatherford to its stockholders of one share of Grant Prideco common stock for each share of Weatherford common stock owned by such stockholders. In connection with this spinoff, Grant Prideco amended its certificate of incorporation to increase its authorized common stock to 300 million shares and to authorize up to 10 million shares of preferred stock. Grant Prideco also adopted new bylaws in contemplation of it becoming a stand-alone public company.

         (b), (c) In connection with Grant Prideco's spinoff from Weatherford, Grant Prideco issued to Weatherford a $100 million subordinated promissory note. The terms of the Weatherford note restrict Grant Prideco's ability to declare and make dividends and other distributions to Grant Prideco's stockholders. The Weatherford Note was issued without registration in compliance with Section 4(2) of the Securities Act of 1933 in consideration for the forgiveness of intercompany debt owed by Grant Prideco to Weatherford at the time of the spinoff. The distribution of Grant Prideco shares issued in connection with the spinoff was not registered because such distribution did not constitute a sale under the Securities Act of 1933.

         In addition, on April 14, 2000, Grant Prideco entered into a $100 million secured credit facility that restricts the Company's ability to declare and make dividends and other distributions to its stockholders.

         (d)      Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In connection with Grant Prideco's spinoff from Weatherford International, Inc., various matters were submitted on March 22, 2000 to Grant Prideco's sole stockholder for approval, including without limitation approval of all of the contracts and arrangements governing Grant Prideco's spinoff from Weatherford and the amendment to Grant Prideco's certificate of incorporation discussed in Item 2 above.


ITEM 5.  OTHER ITEMS.

         None.


ITEM 6.  EXHIBITS

     3.1 Restated Certificate of Incorporation (incorporated by reference from exhibit no. 3.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-35272)).

     3.2 Restated Bylaws of the Registrant (incorporated by reference from exhibit no. 3.2 of the Registrant's Registration Statement on Form 10 (File No. 001-15423).

     4.1 See items 3.1 and 3.2 for certain instruments defining the rights of security holders.

     4.3 Grant Prideco, Inc. 401(K) Savings Plan (incorporated by reference from exhibit no. 10.11 of the Registrant's Registration Statement on Form 10 (File No. 001-15423).

     4.4 Subordinated Promissory Note payable to Weatherford International, Inc. (incorporated by reference from exhibit no. 4.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-35272).

     4.5 Loan and Security Agreement dated April 14, 2000, among Grant and certain of its subsidiaries, the lenders identified therein and Transamerica Business Credit Corporation, ("TBCC"), as agent (incorporated by reference from exhibit no. 4.3 to Grant's Registration Statement on Form S-3 (File No. 333-35272).

     4.6 Pledge Agreement dated April 14, 2000, among Grant and certain of its subsidiaries, the lenders identified therein and TBCC, as agent (incorporated by reference from exhibit no. 4.5 to Grant's Registration Statement on Form S-3 (File No. 333-35272).

     4.7 Guaranty dated April 14, 2000, by Grant and certain of its subsidiaries in favor of TBCC, agent (incorporated by reference from exhibit no. 4.4 to Grant's Registration Statement on Form S-3 (File No. 333-35272).

     4.8 Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan (incorporated by reference from exhibit no. 10.6 of the Registrant's Registration Statement on Form 10 (File No. 001-15423).

     4.9 Grant Prideco, Inc. 2000 Employee Stock Option and Restricted Stock Plan (incorporated by reference from exhibit no. 10.5 of the Registrant's Registration Statement on Form 10 (File No. 001-15423).

     4.10 Distribution Agreement dated March 22, 2000, between Grant Prideco, Inc. and Weatherford International, Inc. (incorporated by reference from exhibit no. 2.1 of the Registrant's Registration Statement on S-3 (File No. 333-35272).

     4.11 Guaranty dated April 14, 2000, by certain subsidiaries of Grant Prideco in favor of Weatherford.

     4.12 Grant Prideco, Inc. Executive Deferred Compensation Plan (incorporated by reference from exhibit No. 10.9 of the Registrant's Registration Statement on Form 10 (File No. 001-15423).

     4.13 Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan (incorporated by reference from exhibit no. 10.8 of the Registrant's Registration Statement on Form 10 (File No. 001-15423).

     4.14 Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference from exhibit no. 10.10 of the Registrant's Registration Statement on Form 10 (File No. 001-15423).

    10.1 See items 4.1 through 4.11 for certain agreements constituting material contracts.

    10.2   Employment Agreement dated April 14, 2000 with Bernard J.
           Duroc-Danner.

    10.3   Employment Agreement dated April 14, 2000 with John C. Coble.

    10.4   Employment Agreement dated April 14, 2000 with Frances R. Powell.

    10.5   Employment Agreement dated April 14, 2000 with Curtis W. Huff.

    10.6   Change of Control Agreement dated April 14, 2000 with William Chunn.

    10.7 Preferred Supplier Agreement dated April 14, 2000, between Grant Prideco, Inc. and Weatherford International, Inc. (incorporated by reference from Weatherford International, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2000).

    10.8 Tax Allocation Agreement dated April 14, 2000 between Grant Prideco and Weatherford (incorporated by reference from Weatherford International, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2000).

     27.1  Financial Data Schedule.

SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GRANT PRIDECO, INC.


                                  By:    /s/ FRANCES R. POWELL
                                      ------------------------------------------
                                      Frances R. Powell
                                      Vice President and Chief Financial Officer


Date: May 15, 2000

                                  EXHIBIT INDEX

EXHIBIT
INDEX      DESCRIPTION
-------    -----------
     3.1   Restated Certificate of Incorporation (incorporated by reference from exhibit no. 3.1 of the Registrant's Registration Statement on Form
           S-3 (File No. 333-35272)).

     3.2 Restated Bylaws of the Registrant (incorporated by reference from exhibit no. 3.2 of the Registrant's Registration Statement on Form 10
           (File No. 001-15423).

     4.1 See items 3.1 and 3.2 for certain instruments defining the rights of security holders.

     4.3 Grant Prideco, Inc. 401(K) Savings Plan (incorporated by reference from exhibit no. 10.11 of the Registrant's Registration Statement on Form 10 (File No. 001-15423).

     4.4   Subordinated Promissory Note payable to Weatherford International,
           Inc. (incorporated by reference from exhibit no. 4.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-35272).

     4.5 Loan and Security Agreement dated April 14, 2000, among Grant and certain of its subsidiaries, the lenders identified therein and Transamerica Business Credit Corporation, ("TBCC"), as agent
           (incorporated by reference from exhibit no. 4.3 to Grant's
           Registration Statement on Form S-3 (File No. 333-35272).

     4.6 Pledge Agreement dated April 14, 2000, among Grant and certain of its subsidiaries, the lenders identified therein and TBCC, as agent
           (incorporated by reference from exhibit no. 4.5 to Grant's
           Registration Statement on Form S-3 (File No. 333-35272).

     4.7 Guaranty dated April 14, 2000, by Grant and certain of its subsidiaries in favor of TBCC, agent (incorporated by reference from exhibit no. 4.4 to Grant's Registration Statement on Form S-3 (File
           No. 333-35272).

     4.8   Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan
           (incorporated by reference from exhibit no. 10.6 of the Registrant's
           Registration Statement on Form 10 (File No. 001-15423).

     4.9   Grant Prideco, Inc. 2000 Employee Stock Option and Restricted Stock
           Plan (incorporated by reference from exhibit no. 10.5 of the Registrant's Registration Statement on Form 10 (File No. 001-15423).

     4.10  Distribution Agreement dated March 22, 2000, between Grant Prideco,
           Inc. and Weatherford International, Inc. (incorporated by reference from exhibit no. 2.1 of the Registrant's Registration Statement on S-3 (File No. 333-35272).

     4.11  Guaranty dated April 14, 2000, by certain subsidiaries of Grant
           Prideco in favor of Weatherford.

     4.12  Grant Prideco, Inc. Executive Deferred Compensation Plan
           (incorporated by reference from exhibit No. 10.9 of the Registrant's
           Registration Statement on Form 10 (File No. 001-15423).

     4.13  Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan
           (incorporated by reference from exhibit no. 10.8 of the Registrant's
           Registration Statement on Form 10 (File No. 001-15423).

     4.14  Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee
           Directors (incorporated by reference from exhibit no. 10.10 of the Registrant's Registration Statement on Form 10 (File No. 001-15423).

    10.1 See items 4.1 through 4.11 for certain agreements constituting material contracts.

    10.2   Employment Agreement dated April 14, 2000 with Bernard J.
           Duroc-Danner.

    10.3   Employment Agreement dated April 14, 2000 with John C. Coble.

    10.4   Employment Agreement dated April 14, 2000 with Frances R. Powell.

    10.5   Employment Agreement dated April 14, 2000 with Curtis W. Huff.

    10.6   Change of Control Agreement dated April 14, 2000 with William Chunn.

    10.7   Preferred Supplier Agreement dated April 14, 2000, between Grant
           Prideco, Inc. and Weatherford International, Inc. (incorporated by reference from Weatherford International, Inc.'s Quarterly Report on
           Form 10-Q for the three months ended March 31, 2000).

    10.8 Tax Allocation Agreement dated April 14, 2000 between Grant Prideco and Weatherford (incorporated by reference from Weatherford
           International, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2000).

     27.1  Financial Data Schedule.