Form 10-Q
period 2000-06-30
GRANT PRIDECO INC
filed 2000-08-14
CIK 1097313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number 001-15423


                               GRANT PRIDECO, INC.
                               -------------------
             (Exact name of Registrant as specified in its Charter)


           Delaware                                                   76-0312499
           --------                                                   ----------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 1450 Lake Robbins Drive, Suite 600, The Woodlands, Texas                  77380
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (281) 297-8500
                                 --------------
               (Registrant's telephone number, include area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Title of Class                               Outstanding at August 8, 2000
      --------------                               -----------------------------
Common Stock, par value $0.01                              108,466,416

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               GRANT PRIDECO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)


                                                                            JUNE 30,     DECEMBER 31,
                                                                              2000           1999
                                                                          -----------    ------------
                                   ASSETS                                 (UNAUDITED)
CURRENT ASSETS:
    Cash and Cash Equivalents ........................................     $   4,799      $   6,204
    Restricted Cash ..................................................         4,396          3,658
    Accounts Receivable, Net of Allowance for Uncollectible Accounts
        of $427 and $500 at June 30, 2000 and December 31, 1999 ......        96,363         77,650
    Inventories ......................................................       175,295        173,904
    Current Deferred Tax Asset .......................................         5,947          6,197
    Other Current Assets .............................................         6,724          4,425
                                                                           ---------      ---------
                                                                             293,524        272,038
                                                                           ---------      ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
    Machinery and Equipment ..........................................       226,657        224,225
    Land, Buildings and Other Property ...............................        82,700         81,390
                                                                           ---------      ---------
                                                                             309,357        305,615
    Less: Accumulated Depreciation ...................................       109,253         98,906
                                                                           ---------      ---------
                                                                             200,104        206,709
                                                                           ---------      ---------
GOODWILL, NET ........................................................       182,217        187,765
INVESTMENT IN UNCONSOLIDATED AFFILIATES ..............................        36,905         37,453
OTHER ASSETS .........................................................        30,870         30,610
                                                                           ---------      ---------
                                                                           $ 743,620      $ 734,575
                                                                           =========      =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-Term Borrowings and Current Portion of Long-Term Debt .......     $  25,574      $  14,710
   Accounts Payable ..................................................        57,948         47,459
   Current Deferred Tax Liability ....................................         7,144          7,144
   Customer Advances .................................................         1,452         18,503
   Other Accrued Liabilities .........................................        31,045         19,585
                                                                           ---------      ---------
                                                                             123,163        107,401
                                                                           ---------      ---------

SUBORDINATED NOTE TO WEATHERFORD .....................................       100,000        100,000
LONG-TERM DEBT .......................................................        22,245         24,276
DEFERRED INCOME TAXES ................................................        27,499         44,533
MINORITY INTEREST ....................................................           955            886
OTHER LONG-TERM LIABILITIES ..........................................        23,014          3,623
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 Par Value ......................................         1,085             --
  Capital in Excess of Par Value .....................................       343,569             --
  Predecessor Stockholder's Investment ...............................            --        353,617
  Treasury Stock, at Cost ............................................          (283)            --
  Retained Earnings ..................................................       112,605        113,594
  Deferred Compensation ..............................................         4,564             --
  Accumulated Other Comprehensive Loss ...............................       (14,796)       (13,355)
                                                                           ---------      ---------
                                                                             446,744        453,856
                                                                           ---------      ---------
                                                                           $ 743,620      $ 734,575
                                                                           =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GRANT PRIDECO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS                  SIX MONTHS
                                                          ENDED JUNE 30,                ENDED JUNE 30,
                                                     ------------------------      ------------------------
                                                        2000           1999          2000            1999
                                                     ---------      ---------      ---------      ---------
REVENUES .......................................     $ 112,535      $  56,622      $ 219,680      $ 137,925

COSTS AND EXPENSES:
  Cost of Sales ................................        93,803         49,338        188,226        119,282
  Selling, General and Administrative
    Attributable to Segments ...................         8,487          7,647         16,705         15,216
  Corporate General and Administrative .........         5,138          3,311          9,508          7,004
  Equity Income in Unconsolidated Affiliates ...        (1,483)            --         (2,090)            --
  Weatherford Charges ..........................            --            250            500            500
                                                     ---------      ---------      ---------      ---------
                                                       105,945         60,546        212,849        142,002
                                                     ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS) ........................         6,590         (3,924)         6,831         (4,077)
                                                     ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE):
  Interest Expense .............................        (3,814)        (2,737)        (7,310)        (5,389)
  Other, Net ...................................          (175)           193           (390)           291
                                                     ---------      ---------      ---------      ---------
                                                        (3,989)        (2,544)        (7,700)        (5,098)
                                                     ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES ..............         2,601         (6,468)          (869)        (9,175)
INCOME TAX (PROVISION) BENEFIT .................          (988)         1,741            (51)         2,218
                                                     ---------      ---------      ---------      ---------

NET INCOME (LOSS) BEFORE MINORITY INTEREST .....         1,613         (4,727)          (920)        (6,957)
MINORITY INTEREST ..............................           (24)            --            (69)            --
                                                     ---------      ---------      ---------      ---------

NET INCOME (LOSS) ..............................     $   1,589      $  (4,727)     $    (989)     $  (6,957)
                                                     =========      =========      =========      =========

INCOME (LOSS) PER SHARE
  (Pro forma prior to effective date of spinoff)
  Basic ........................................     $    0.01      $   (0.05)     $   (0.01)     $   (0.07)
                                                     =========      =========      =========      =========
  Diluted ......................................     $    0.01      $   (0.05)     $   (0.01)     $   (0.07)
                                                     =========      =========      =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING
  (Pro forma prior to effective date of spinoff)
  Basic ........................................       108,415         97,586        108,584         97,451
                                                     =========      =========      =========      =========
  Diluted ......................................       110,182         97,586        108,584         97,451
                                                     =========      =========      =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GRANT PRIDECO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                                  ----------------------
                                                                                    2000          1999
                                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss ..................................................................     $   (989)     $ (6,957)
  Adjustments to Reconcile Net Loss to Net Cash
     Provided (Used) by Operating Activities:
     Depreciation and Amortization ..........................................       15,613        14,487
     Deferred Income Tax Provision ..........................................          681           111
     Equity Income in Unconsolidated Affiliates, Net of Dividends ...........       (1,662)           --
     Other ..................................................................          200            --
     Changes in Operating Assets and Liabilities, Net of Effect of Businesses
          Acquired:
         Accounts Receivable ................................................      (20,084)       49,880
         Inventories ........................................................       (1,841)        5,362
         Other Current Assets ...............................................       (2,924)       10,888
         Other Assets .......................................................         (672)       (1,546)
         Accounts Payable ...................................................        8,852       (17,684)
         Other Current Liabilities ..........................................        1,923       (14,216)
         Customer Advances ..................................................      (17,051)       15,075
         Purchase Credit ....................................................           --        (4,588)
         Other, Net .........................................................         (184)       (3,732)
                                                                                  --------      --------
         Net Cash (Used) Provided by Operating Activities ...................      (18,138)       47,080
                                                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired ...........................         (867)       (6,040)
  Capital Expenditures for Property, Plant and Equipment ....................       (9,637)       (7,883)
                                                                                  --------      --------
         Net Cash Used by Investing Activities ..............................      (10,504)      (13,923)
                                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit Facility ...................................       21,300            --
  Repayments of Debt ........................................................      (12,232)      (51,751)
  Proceeds from Stock Option Exercises ......................................          720            --
  Purchases of Treasury Stock ...............................................         (283)           --
  Predecessor Stockholder's Investment ......................................       17,732        13,725
                                                                                  --------      --------
         Net Cash Provided (Used) by Financing Activities ...................       27,237       (38,026)
                                                                                  --------      --------


NET DECREASE IN CASH AND CASH EQUIVALENTS ...................................       (1,405)       (4,869)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............................        6,204         6,070
                                                                                  --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................     $  4,799      $  1,201
                                                                                  ========      ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GRANT PRIDECO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. GENERAL

     On October 22, 1999, the Board of Directors of Weatherford International, Inc. ("Weatherford") authorized the spinoff of its drilling products businesses (the "Company" or "Grant Prideco") to its stockholders as an independent, publicly traded company (the "Distribution"). The Internal Revenue Service issued a favorable tax ruling stating that the Distribution should be tax-free to the shareholders of Weatherford for U.S. federal income tax purposes. Weatherford consummated the spinoff through a distribution to its stockholders of one share of Grant Prideco common stock for each share of Weatherford common stock held by the Weatherford stockholders on March 23, 2000, the record date for the Distribution. The Distribution was completed on April 14, 2000.

     The condensed consolidated balance sheet as of December 31, 1999 and the condensed consolidated statements of operations and cash flows for the time period prior to April 14, 2000 reflect Weatherford's drilling products businesses that were transferred to Grant Prideco from Weatherford in the Distribution. All activity subsequent to April 14, 2000 reflects Grant Prideco as distributed. The condensed consolidated financial statements have been prepared using the historical bases in the assets and liabilities and historical results of operations related to Grant Prideco. The condensed consolidated financial statements include allocations ("carve-outs") of general and administrative corporate overhead costs of Weatherford to Grant Prideco and direct costs of services provided by Weatherford for the benefit of Grant Prideco prior to the Distribution. Management believes such allocations are reasonable; however, the costs of these services charged to Grant Prideco are not necessarily indicative of the costs that would have been incurred if Grant Prideco had performed these functions as a stand-alone entity. Subsequent to the Distribution, Grant Prideco has performed these functions using its own resources or purchased services and is responsible for the costs and expenses associated with the management of a public corporation. The condensed consolidated financial statements included herein may not necessarily reflect the consolidated results of operations, financial position and cash flows of Grant Prideco in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

     The condensed consolidated financial statements as of June 30, 2000 have not been audited but have been prepared in conformity with the accounting principles applied in the audited combined financial statements for the fiscal year ended December 31, 1999 contained in the Grant Prideco Registration Statement on Form 10, as amended. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. This Form 10-Q should be read in conjunction with the audited combined financial statements and notes included in the Form 10, as amended.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2000 classifications. These reclassifications have no impact on net income.

2. COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                     THREE MONTHS               SIX MONTHS
                                    ENDED JUNE 30,             ENDED JUNE 30,
                                 --------------------      --------------------
                                   2000        1999          2000         1999
                                 -------      -------      -------      -------
                                                 (in thousands)
Net Income (Loss) ..........     $ 1,589      $(4,727)     $  (989)     $(6,957)
Foreign Currency Translation
   Adjustments .............        (924)         971       (1,441)      (1,240)
                                 -------      -------      -------      -------
Total Comprehensive Income
   (Loss) ..................     $   665      $(3,756)     $(2,430)     $(8,197)
                                 =======      =======      =======      =======

3. INVENTORIES

     Inventories by category are as follows:

                                                  JUNE 30,    DECEMBER 31,
                                                    2000          1999
                                                  --------    ------------
                                                      (in thousands)
Raw materials, components and supplies ......     $120,097      $ 93,980
Work in process .............................       17,232        15,720
Finished goods ..............................       37,966        64,204
                                                  --------      --------
                                                  $175,295      $173,904
                                                  ========      ========

4. ACQUISITIONS

     In April 2000, the Company acquired a facility leased by Petro-Drive, Inc. for $1.3 million to effect the completion of the acquisition that occurred August 1999. Additionally, there was a final working capital adjustment to the purchase price of Petro-Drive, Inc., which resulted in the Company receiving approximately $0.4 million in cash.

     In 1999, the Company completed seven acquisitions, including two investments accounted for under the equity method, for $19.2 million in cash, $31.2 million in notes payable and assumed debt and 0.45 million shares of Weatherford common stock.

     The acquisitions discussed above were accounted for using the purchase method of accounting. The results of operations of all acquisitions are included in the Condensed Consolidated Statements of Operations from their respective dates of acquisition. The acquisitions are not material to the Company individually or in the aggregate; therefore, pro forma information is not provided.


5. CREDIT FACILITY

     On April 14, 2000, the Company entered into a $100 million revolving credit and letter of credit facility with a syndicate of U.S. banks (the "Credit Facility"), through April 14, 2003, with automatic one-year renewals thereafter, unless the agreement is terminated by either party. The Credit Facility is secured by the Company's U.S. and Canadian inventories, equipment and receivables and is guaranteed by Grant Prideco's domestic subsidiaries. Borrowings under the Credit Facility are based on the lender's determination of the collateral value of the inventories and receivables securing the Credit Facility. The Credit Facility also provides the Company with availability for stand-by letters of credit and bid and performance bonds. The Company is required to comply with various affirmative and negative covenants as well as maintenance covenants relating to fixed charge coverage and net worth. These covenants also place limits on the Company's ability to incur new debt, engage in certain acquisitions and investments, grant liens, pay dividends and make distributions to its stockholders. As of June 30, 2000, the Company had outstanding borrowings of $21.3 million under the revolving credit facility and $5.3 million had been used to support outstanding letters of credit. The average interest rate for the outstanding borrowings under the Credit Facility was 9.6% at June 30, 2000. Additionally, at June 30, 2000, $3.3 million of outstanding letters of credit had been supported under available letter of credit facilities.


6. DEBT

     In connection with the October 1, 1999 acquisition of Drill Pipe Industries, Inc., the Company issued a non-interest bearing note payable of $1.4 million that was paid in January 2000.

     In connection with the July 1999 acquisition of a 50.01% interest in Voest-Alpine, Stahlrohr Kindberg GmbH & Co. KG ("Voest-Alpine") the Company incurred debt in the amount of $24.6 million (the "Voest-Alpine Debt"). A portion of the principle balance, $15.4 million, is payable over a 7.5-year period out of the annual dividend payable to the Company as a shareholder of Voest-Alpine. If this principal balance has not been repaid by July 2004, the remaining unpaid principal is payable in five equal semi-annual installments beginning on December 1, 2004. In June 2000, a dividend from Voest-Alpine of approximately $0.4 million was applied as a principal payment on the Voest-Alpine Debt.


7. SUBORDINATED NOTE TO WEATHERFORD

     In connection with the Distribution, the Company issued to Weatherford an unsecured subordinated note in the amount of $100 million. The Weatherford note bears interest at an annual rate of 10%. Interest payments are due quarterly, and principal and all unpaid interest is due no later than March 31, 2002. If the Company completes a debt or equity financing (whether public or private, but excluding working capital borrowings under the Credit Facility and any equity issued in connection with a business combination) while the Weatherford note is outstanding, the Company generally will be required to use a portion of the net proceeds of that financing to repay any amount outstanding under the Weatherford note as of the time the Company completes that financing. The terms of the Weatherford note restrict Grant Prideco's ability to declare and make dividends and other distributions to Grant Prideco's stockholders.

     Interest expense on the Weatherford note prior to January 1, 2000 shown in the condensed consolidated financial statements includes the interest expense associated with the $100 million indebtedness based on Weatherford's average long-term debt rates, or 7.25%. Beginning January 1, 2000, interest expense on the Weatherford note is based on the stated annual rate of 10%.


8. FINANCIAL INSTRUMENTS

     The Company hedges certain exposures to fluctuations in foreign currency exchange rates that occur prior to conversion of foreign currency denominated monetary assets and liabilities into U.S. dollars. Prior to conversion to U.S. dollars, these assets and liabilities are translated at spot rates in effect on the balance sheet date and the effects of changes in spot rates are reported in earnings. The Company hedges its exposure to changes in foreign exchange principally with forward contracts.

     Forward contracts designated as hedges of foreign currency denominated monetary assets and liabilities are also marked to spot with the resulting gains and losses similarly recognized in earnings, offsetting losses and gains on the net monetary assets and liabilities hedged. The Company enters into foreign exchange contracts only as a hedge against existing economic exposures and not for speculative or trading purposes. The counterparties to the Company's foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is immaterial. At June 30, 2000, the Company had open forward contracts to exchange U.S. dollars for Austrian schillings totaling $5.2 million.

     Gains and losses attributable to the translation of the Voest-Alpine Debt are included as a separate component of Stockholders' Equity since the Voest-Alpine Debt, is designated as, and is effective as, a partial economic hedge of the net investment in Voest-Alpine.

     Gains and losses on forward contracts designated as hedges of identifiable foreign currency firm commitments are not recognized until the underlying transaction is recorded.


9. EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive. For the three months ended June 30, 2000, the Company had potentially dilutive common stock equivalents of approximately 1.8 million comprised of stock options.

     The Company did not have a separate capital structure prior to the Distribution from Weatherford. Accordingly, pro forma basic and weighted average shares have been calculated by adjusting Weatherford's historical basic weighted average shares outstanding for the applicable period to reflect the number of Grant Prideco shares that would have been outstanding at the time assuming the distribution of one share of Grant Prideco common stock for each share of Weatherford common stock.


10. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2000, the Company had $4.4 million of restricted cash related to its 54% interest in H-Tech that is subject to dividend and distribution restrictions.


11. COMMITMENTS

     As part of the arrangement to invest in Voest-Alpine, the Company entered into a four-year supply contract with Voest-Alpine commencing July 1999. Under this agreement, the Company agreed to purchase a minimum of 45,000 tonnes of tubulars for the first twelve months of the agreement and 60,000 tonnes per year for the next three years at a negotiated third party price.


12. TRANSACTIONS WITH WEATHERFORD

Sales

     Weatherford purchases drill pipe and other related products from Grant Prideco. Prior to the Distribution, amounts purchased by Weatherford were recorded at Grant Prideco's cost. The sales to Weatherford prior to the Distribution have been eliminated from the accompanying condensed consolidated financial statements.

     In connection with the Distribution, the Company entered into a preferred supplier agreement with Weatherford pursuant to which Weatherford agreed for at least a three-year period to purchase a minimum of 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which the Company sells to its best rental tool customers for similar products. Weatherford will be entitled to apply against its purchases a drill stem credit granted to it in the aggregate amount of $30 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. At June 30, 2000, the current portion of the drill stem credit, $10 million, is included in "Other Current Liabilities," with the remaining $20 million included in "Other Long-Term Liabilities," in the accompanying Condensed Consolidated Balance Sheets.

Weatherford Overhead Charges

     Weatherford overhead charges represent corporate overhead costs incurred by Weatherford in providing services to the Company based on the time devoted to Grant Prideco prior to the Distribution. These services include accounting, legal, tax, treasury and risk management services. Such allocation is included in the accompanying Condensed Consolidated Statements of Operations as Weatherford Charges.

Weatherford Direct Services

     Grant Prideco was allocated $1.4 million and $2.8 million of costs related to Weatherford's information systems function for the three and six months ended June 30, 1999, respectively. As of January 1, 2000, Grant Prideco had completed the formation of a separate information systems department. Information systems charges were allocated based on direct support provided, equipment usage and number of system users and are included in "Corporate General and Administrative" expense in the accompanying Condensed Consolidated Statements of Operations.

13. SEGMENT INFORMATION

     The Company operates through two business segments: Drill Stem Products and Engineered Connections and Premium Tubulars. The Drill Stem Products segment manufactures drill pipe, drill collars and heavyweight drill pipe and the Engineered Connections and Premium Tubulars segment manufactures and provides engineered threads for premium production tubulars, liners, casing and marine conductors. The Company's products are used primarily in the exploration and production of oil and natural gas.

     Financial information by industry segment for each of the three and six months ended June 30, 2000 and 1999, is summarized below:

                                                 THREE MONTHS                  SIX MONTHS
                                                ENDED JUNE 30,               ENDED JUNE 30,
                                          ------------------------      ------------------------
                                             2000           1999           2000           1999
                                          ---------      ---------      ---------      ---------
                                                              (in thousands)
Revenues:
     Drill Stem .....................     $  48,666      $  24,976      $  96,522      $  71,595
     Premium Tubulars ...............        63,869         31,646        123,158         66,330
                                          ---------      ---------      ---------      ---------
                                          $ 112,535      $  56,622      $ 219,680      $ 137,925
                                          =========      =========      =========      =========

EBITDA (a):
     Drill Stem .....................     $   6,632      $   6,766      $  10,475      $  16,023
     Premium Tubulars ...............        12,614           (122)        21,775          1,344
     Corporate ......................        (5,031)        (3,288)        (9,806)        (6,957)
                                          ---------      ---------      ---------      ---------
                                          $  14,215      $   3,356      $  22,444      $  10,410
                                          =========      =========      =========      =========

Depreciation and amortization:
     Drill Stem .....................     $   3,724      $   3,476      $   7,887      $   6,928
     Premium Tubulars ...............         3,794          3,531          7,524          7,012
     Corporate ......................           107            273            202            547
                                          ---------      ---------      ---------      ---------
                                          $   7,625      $   7,280      $  15,613      $  14,487
                                          =========      =========      =========      =========

Operating income (loss):
     Drill Stem .....................     $   2,908      $   3,290      $   2,588      $   9,095
     Premium Tubulars ...............         8,820         (3,653)        14,251         (5,668)
     Corporate ......................        (5,138)        (3,561)       (10,008)        (7,504)
                                          ---------      ---------      ---------      ---------
                                          $   6,590      $  (3,924)     $   6,831      $  (4,077)
                                          =========      =========      =========      =========
Capital Expenditures for Property,
  Plant and Equipment:
     Drill Stem .....................     $   3,351      $   1,145      $   6,567      $   2,626
     Premium Tubulars ...............         1,225          2,592          2,998          5,190
     Corporate ......................             5             40             72             67
                                          ---------      ---------      ---------      ---------
                                          $   4,581      $   3,777      $   9,637      $   7,883
                                          =========      =========      =========      =========

(a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income (loss) adding back depreciation and amortization. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

14. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 was amended by SFAS No. 137, which delays the effective date to fiscal years beginning after June 15, 2000. In May 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company is currently evaluating the impact of SFAS No. 133 and SFAS No. 138 on its condensed consolidated financial statements.


15. STOCKHOLDERS' EQUITY

     At June 30, 2000, the authorized capital structure of Grant Prideco was composed of 300 million shares of common stock, $0.01 par value (the "Common Stock") and 10 million shares of preferred stock, $0.01 par value. In connection with the Distribution, on April 14, 2000, the Company issued approximately 108.4 million shares of Common Stock for each share of Weatherford common stock held by the Weatherford stockholders on March 23, 2000, the record date of the Distribution. At June 30, 2000, there were approximately 108.5 million shares of Common Stock outstanding.

STOCK OPTION PLANS

     Various employees of the Company were granted stock options under Weatherford's 1998 Employee Stock Option Plan (the "1998 Plan"). Under the terms of the Distribution, the options granted to the Grant Prideco employees were converted into options to acquire solely Common Stock. A total of 2,647,793 stock options were granted to the employees of Grant Prideco in connection with the Distribution. Such options were granted pursuant to Grant Prideco's 2000 Employee Stock Option and Restricted Stock Plan.

     Employees and directors of Weatherford also held various options to purchase shares of Weatherford that were granted prior to September 1998. Under the terms of the Distribution, these employees and directors were granted an equal number of options to purchase Common Stock. The Company granted a total of 1,247,255 stock options related to the Weatherford grants prior to September 1998.

     There was no compensation expense recognized in connection with the substitution of Grant Prideco stock options for Weatherford stock options. There were no accounting consequences for changes made to the exercise price and number of shares of the outstanding stock options as the aggregate intrinsic value of the stock options immediately after the substitution was not greater than the aggregate intrinsic value of the stock options immediately before the substitution and the ratio of the exercise price per share to the market value per share was not reduced.

EXECUTIVE DEFERRED COMPENSATION PLANS

     Weatherford maintains various Executive Deferred Compensation Stock Ownership Plans (the "Weatherford EDC Plans"). Prior to the Distribution, participants in the Weatherford EDC Plans had a right to receive shares of Weatherford common stock upon termination of their employment based on the deferred amounts placed in their individual accounts. Under the Weatherford EDC Plans, in the event of a dividend or special distribution to the shareholders of Weatherford, the accounts of the employees are to represent a right to receive the consideration provided through the dividend or special distribution. As a result, upon the Distribution, participants in the Weatherford EDC Plans were entitled to receive shares of both Weatherford common stock and Common Stock in respect of amounts deferred by the participants prior to the Distribution. Accordingly, in connection with the Distribution, a portion of the deferred compensation liability recorded by Weatherford was allocated to Grant Prideco based on the relative market value of the Common Stock to the relative market value of the Weatherford common stock on the date of Distribution. The liability transferred to Grant Prideco was approximately $4.2 million and is included in the Condensed Consolidated Balance Sheets as "Deferred Compensation". Grant Prideco intends to satisfy this liability through the issuance of treasury shares.

     At the time of the Distribution, Grant Prideco established separate Executive Deferred Compensation Stock Ownership Plans (the "Grant EDC Plans") in which certain Grant Prideco employees and directors participate. The terms of the Grant EDC Plans are substantially similar to the Weatherford EDC Plans. A separate trust (the "New Trust") has been established by Grant Prideco following the Distribution to fund the benefits under the Grant EDC Plans. The funds provided to the New Trust are invested in Common Stock through open market purchases by a trustee independent of the Company. The assets of the New Trust are available to satisfy the claims of all general creditors of Grant Prideco in the event of a bankruptcy or insolvency.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


     The following is a discussion of our results of operations for the three and six months ended June 30, 2000 and 1999, and our current financial position. This discussion should be read in conjunction with our financial statements that are included with this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission in our Registration Statement on Form 10, as amended.

     Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions and other risks and exposures relating to our businesses and our Company, you should refer to our section entitled "Forward-Looking Statements and Exposures". As used herein, unless otherwise required by the context, the term "Grant Prideco" refers to Grant Prideco, Inc. and the terms "we", "our", and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.


GENERAL

     We are an international manufacturer and supplier of products used for the exploration and production of oil and gas. Our business is conducted through two operating segments: (1) drill stem products and (2) engineered connections and premium tubulars. We are the world's leading provider of drill pipe and other drill stem products. We are also a leading provider in North America for engineered connections used for casing, liners, tubing, marine conductors and subsea structures. Our drilling products are designed and engineered for high performance and include all components of a drill stem from the rig floor to the drill bit. We have been innovators in the field of drill pipe and other drill stem products for more than 20 years, and we are a leader in connection technology used in critical well applications. Our Atlas Bradford division also has been providing connection technology to the oil industry for approximately 50 years.

     Our company has grown substantially over the years through strategic acquisitions and internal development. Our operations are conducted throughout the world through manufacturing facilities located in the United States, Mexico, Canada, Europe and Asia. We also have 19 sales, service and repair locations around the world.


MARKET TRENDS AND OUTLOOK

     Our business is materially dependent on drilling activity and the associated demand for our drill stem products and production tubulars and connections. Demand for our products also depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.

     The following table sets forth certain information with respect to oil and natural gas prices and the North American and international rig counts for the periods reflected:


                                            HENRY HUB    NORTH AMERICAN   INTERNATIONAL
                             WTI OIL(1)       GAS(2)      RIG COUNT(3)     RIG COUNT(3)
                             ----------     ---------    --------------   -------------
June 30, 2000 ...........     $32.44         $ 4.34          1,169            657
December 31, 1999 .......      25.60           2.33          1,183            574
June 30, 1999 ...........      17.89           2.39            745            602


     (1) Price per barrel of West Texas Intermediate crude oil as of June 30 and December 31 - Source: U.S. Energy Information Administration

     (2) Price per MM/BTU as of June 30 and December 31 - Source: U.S. Energy Information Administration

     (3) Average rig count for the applicable month - Source: Baker Hughes Rig Count

     Prices for oil and natural gas have been and continue to be very volatile, with material declines having adverse effects on the demand for our products and services. During the last half of 1999 and first half of 2000, crude oil prices increased due to members of OPEC reducing production in compliance with production quotas. Crude oil prices moved above $30 per barrel in the first half of 2000 due to reductions in output. With the increase in world oil prices during the past few months, the average OPEC basket price over a 20-day period began to exceed the $22 - $28 per barrel range that OPEC had set as its target price during its March 2000 meeting. In June 2000 OPEC, excluding Iraq, agreed to increase their production quotas by 708,000 barrels per day. However, Saudi Arabia announced in early July 2000 that crude oil supplies would be increased by an additional 500,000 barrels per day if oil prices remained above the range. Due to these production quota changes, oil prices continue to be volatile and a material decline would materially effect demand for our products and services. U.S. natural gas prices remain high on the strength of increased demand, which so far this year relates to the sharp increase in requirements from the electric power sector. New supply in North America has not kept pace with incremental demand, resulting in year-to-year declines in gas storage volumes dating back to July 1999. However, natural gas prices have been and continue to be extremely volatile, and we cannot predict when or if future declines will occur. Material declines in natural gas prices would have a material adverse effect on demand for our products and services.

     As compared to the first quarter of 2000, revenues for the second quarter of 2000 increased by $5.4 million. Based on macro fundamentals of the market, such as the recently announced spending plans by major oil and gas companies, the outlook for the second half of 2000 is expected to improve significantly. Orders for drill stem products and premium tubular products are increasing, and we expect that demand will continue to improve absent material declines in oil or natural gas prices. Generally, improvements in demand for our drill stem products lag improvements in demand for our premium tubular products by approximately six to nine months.

     We currently expect continued improvements in demand for our drill pipe and other drill stem products during the third quarter of 2000, with further improvements occurring during the fourth quarter of 2000 as we expect excess drill pipe inventories will continue to deplete. However, the level of excess drill pipe inventory is difficult to estimate and there can be no assurances that the timing of depletion of such inventories will be in line with our expectations. We expect demand for our engineered connections and premium tubular products to remain strong during these periods as well. Nevertheless, demand for all of our products continue to be highly dependent upon drilling activity and the price of oil and natural gas and any material decline in the price of oil and natural gas or drilling activity could result in a further delay in the recovery in our industry. In addition, international demand for our products and services has not recovered as quickly as domestic demand for our products and services. We do not expect a full market recovery until international rig counts and drilling activity fully recover to peak 1997 levels.

     In July 1999, we acquired a 50.01% ownership interest in Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG ("Voest-Alpine") in Austria. Our investment in Voest-Alpine is reported on the equity method of accounting. Voest-Alpine owns a tubular mill in Austria with a capacity of approximately 300,000 metric tons that is capable of supplying a large portion of our green tube requirements in the United States. In addition, we entered into a long-term green tube supply contract with Voest-Alpine. The impact of this investment and supply contract has benefited us as the market recovers by providing us with a reliable source of raw materials and provide us a 50% profit participation in Voest-Alpine's business.


GROWTH STRATEGY

     Our strategy for growth is to seek new opportunities in our drilling and tubular segments. During the last year, we completed various acquisitions that are important to our long-term growth. We intend to continue to actively pursue acquisitions and other opportunities for growth. Our strategy for growth through acquisitions and internal development focus on:

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

GENERAL

     Net income was $1.6 million, or $0.01 per diluted share, on operating revenue of $112.5 million for the second quarter 2000, as compared to a net loss of $4.7 million, or $0.05 per diluted share, on operating revenues of $56.6 million for the second quarter 1999.

SEGMENT RESULTS

     DRILL STEM PRODUCTS

     The following table sets forth additional data regarding the results of our drill stem products segment for the three months ended June 30, 2000 and 1999:

                                              THREE MONTHS ENDED
                                                    JUNE 30,
                                             --------------------
                                               2000         1999
                                             -------      -------
                                             (in thousands, except
                                                  percentages)
Revenues ...............................     $48,666      $24,976
Gross Profit ...........................       5,162        6,917
Gross Profit % .........................        10.6%        27.7%
Selling, General and Administrative ....     $ 3,737      $ 3,627
Operating Income .......................       2,908        3,290
EBITDA (a) .............................       6,632        6,766

(a) EBITDA is calculated by taking operating income (loss) and adding back depreciation and amortization. We have included an EBITDA calculation here because when we look at the performance of our businesses, we give consideration to their EBITDA. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to another company.


     Revenues. Drill stem revenues increased $23.7 million, or 95%, in the second quarter 2000 as compared to the same period in 1999. The increase was attributable to continued improvements in the world wide rig count and oil and gas drilling and completion activity coupled with the acquisition of an additional 27% interest in H-Tech in October 1999. The rig count increased 56% in Canada and 57% in the U.S. in the second quarter 2000 as compared to the same period in 1999.

     Gross Profit. Drill stem gross profit decreased $1.8 million in the second quarter 2000 as compared to the second quarter 1999. Results for 1999 benefited from favorable manufacturing absorption related to significant production for an affiliated company coupled with reduced staffing levels. During 2000, we have increased staffing levels to meet customers' growing demand for our products. Results for 2000 have been favorably affected by reduced raw material costs as a result of our 50.01% interest in Voest-Alpine, a producer of high-quality seamless tubulars in Austria, which we acquired in July 1999.

     Selling, General and Administrative. Drill stem selling, general and administrative expenses decreased as a percentage of revenues from 15% in the second quarter 1999 to 8% in the second quarter 2000. The decrease was due to a higher revenue base related to the increased oil and gas drilling activity, partially offset by increased staffing levels.

     Operating Income. Drill stem operating income was $2.9 million for the second quarter 2000 as compared to $3.3 million in the second quarter 1999. Results for 1999 benefited from favorable manufacturing absorption related to significant production for an affiliated company coupled with reduced staffing levels. During 2000, we have increased staffing levels to meet customers' growing demand for our products. Results for 2000 have been favorably affected by reduced raw material costs as a result of our 50.01% interest in Voest-Alpine, a producer of high-quality seamless tubulars in Austria, which we acquired in July 1999. Additionally, operating income benefited $1.5 million from equity earnings generated by our interest in Voest-Alpine.

     ENGINEERED CONNECTIONS AND PREMIUM TUBULARS

     The following table sets forth additional data regarding the results of our engineered connections and premium tubulars segment for the three months ended June 30, 2000 and 1999:

                                               THREE MONTHS ENDED
                                                     JUNE 30,
                                             ----------------------
                                               2000          1999
                                             --------      --------
                                             (in thousands, except
                                                   percentages)
Revenues ...............................     $ 63,869      $ 31,646
Gross Profit ...........................       13,570           367
Gross Profit % .........................         21.2%          1.2%
Selling, General and Administrative ....     $  4,750      $  4,020
Operating Income (Loss) ................        8,820        (3,653)
EBITDA .................................       12,614          (122)


     Revenues. Engineered connections and premium tubulars revenues increased $32.2 million, or 102%, in the second quarter 2000 as compared to the second quarter 1999. The increase in revenues was driven by a 57% increase in the average North American rig count for the second quarter 2000 as compared to the same period in 1999.

     Gross Profit. Engineered connections and premium tubulars gross profit increased $13.2 million in the second quarter 2000 as compared to the second quarter 1999. The significant increase relates to pricing improvements initiated in the first quarter 2000 as well as increased production volume of premium tubular products that provided better utilization of manufacturing facilities and the reduction of certain fixed costs.

     Selling, General and Administrative. Engineered connections and premium tubulars selling, general and administrative expenses decreased as a percentage of revenues from 13% in the second quarter of 1999 to 7% in the second quarter 2000. The decrease was due primarily to cost reduction efforts implemented in 1999 coupled with a higher revenue base. This decrease was partially offset by an increase in costs relating to the acquisition of Petro-Drive in August 1999.

     Operating Income (Loss). Engineered connections and premium tubulars operating income increased $12.5 million for the second quarter 2000 as compared to the second quarter 1999. The significant improvement in operating income reflects the increase in demand for our premium tubular products driven by the increased drilling activity in North America.

     OTHER ITEMS

     Corporate General and Administrative. Corporate general and administrative expenses increased $1.6 million for the second quarter 2000 as compared to the second quarter 1999. The increase is primarily due to overhead costs for additional financial, accounting, legal, marketing and other administrative expenses required by Grant Prideco as a separate public company.

     Interest Expense. Interest expense increased $1.1 million in the second quarter 2000 as compared to the second quarter 1999. The increase was due to the change in the Weatherford subordinated note rate from 7.25% in 1999 to 10% in 2000 coupled with interest related to the $100 million revolving credit and letter of credit facility which we entered into in April 2000.

     Tax (Provision) Benefit. The effective tax rate for the second quarter 2000 was 38%, as compared to 27% in the second quarter 1999. The lower effective tax rate for 1999 reflects the unfavorable impact of certain nondeductible expenses.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

GENERAL

     Net loss was $1.0 million, or $0.01 per diluted share, on operating revenues of $219.7 million for the six months ended June 30, 2000, as compared to a net loss of $7.0 million, or $0.07 per diluted share, on operating revenues of $137.9 million for the six months ended June 30, 1999.

     DRILL STEM PRODUCTS

     The following table sets forth additional data regarding the results of our drill stem products segment for the six months ended June 30, 2000 and 1999:

                                               SIX MONTHS ENDED
                                                    JUNE 30,
                                             --------------------
                                               2000         1999
                                             -------      -------
                                            (in thousands, except
                                                 percentages)
Revenues ...............................     $96,522      $71,595
Gross Profit ...........................       8,101       15,790
Gross Profit % .........................         8.4%        22.1%
Selling, General and Administrative ....     $ 7,603      $ 6,695
Operating Income .......................       2,588        9,095
EBITDA .................................      10,475       16,023


     Revenues. Drill stem revenues increased $24.9 million, or 35%, for the six months ended June 30, 2000 as compared to the same period in 1999. The increase was attributable to increased North American drilling activity. The rig count increased 56% in Canada and 57% in the U.S. for the six months ended June 30, 2000 as compared to the same period in 1999.

     Gross Profit. Drill stem gross profit decreased $7.7 million for the six months ended June 30, 2000 as compared to the same period in 1999. Results for 1999 benefited from favorable manufacturing absorption related to significant production for an affiliated company coupled with reduced staffing levels. During 2000, we have increased staffing levels to meet customers' growing demand for our products. Results for 2000 have been favorably affected by reduced raw material costs as a result of our 50.01% interest in Voest-Alpine, a producer of high-quality seamless tubulars in Austria, which we acquired in July 1999.

     Selling, General and Administrative. Drill stem selling, general and administrative expenses decreased as a percentage of revenues from 9% in the first six months of 1999 to 8% for the same period in 2000. The decrease was due to a higher revenue base related to the increased oil and gas drilling activity, partially offset by increased selling efforts and the introduction of new products.

     Operating Income. Drill stem operating income was $2.6 million for the six months ended June 30, 2000 as compared to operating income of $9.1 million for the same period in 1999. The decrease was primarily attributable to plant inefficiencies and operational ramp up costs in 2000, partially offset by equity earnings of $2.1 million related to our 50.01% interest in Voest-Alpine, which was acquired in July 1999.

     ENGINEERED CONNECTIONS AND PREMIUM TUBULARS

     The following table sets forth additional data regarding the results of our engineered connections and premium tubulars segment for the six months ended June 30, 2000 and 1999:

                                                SIX MONTHS ENDED
                                                     JUNE 30,
                                             ----------------------
                                               2000          1999
                                             --------      --------
                                             (in thousands, except
                                                  percentages)
Revenues ...............................     $123,158      $ 66,330
Gross Profit ...........................       23,353         2,853
Gross Profit % .........................         19.0%          4.3%
Selling, General and Administrative ....     $  9,102      $  8,521
Operating Income (Loss) ................       14,251        (5,668)
EBITDA .................................       21,775         1,344


     Revenues. Engineered connections and premium tubulars revenues increased $56.8 million, or 86%, for the six months ended June 30, 2000 as compared to the same period in 1999. The increase in revenues was driven by a 57% increase in the average North American rig count for the six months ended June 30, 2000 as compared to the same period in 1999.

     Gross Profit. Engineered connections and premium tubulars gross profit increased $20.5 million for the six months ended June 30, 2000 as compared to the same period in 1999. The increase relates to increased production volume of premium tubular products that provided better utilization of manufacturing facilities and higher profitability.

     Selling, General and Administrative. Engineered connections and premium tubulars selling, general and administrative expenses decreased as a percentage of revenues from 13% for the six months ended June 30, 1999 to 7% for the same period in 2000. The decrease was due primarily to a higher revenue base, partially offset by an increase in costs relating to the Petro-Drive acquisition in August 1999.

     Operating Income (Loss). Engineered connections and premium tubulars operating income increased $19.9 million for the six months ended June 30, 2000 as compared to the same period in 1999. The significant improvement in operating income reflects the increase in demand for our premium tubular products driven by the increased drilling activity in North America.

     OTHER ITEMS

     Corporate General and Administrative. Corporate general and administrative expenses increased $2.5 million for the six months ended June 30, 2000 as compared to the same period in 1999. The increase was primarily due to overhead costs for additional financial, accounting, legal, marketing and other administrative expenses required by Grant Prideco as a separate public company.

     Interest Expense. Interest expense increased $1.9 million for the six months ended June 30, 2000 as compared to the same period in 1999. The increase was due to the change in the Weatherford subordinated note rate from 7.25% in 1999 to 10% in 2000 coupled with interest related to the $100 million revolving credit and letter of credit facility agreement which we entered into in April 2000.

     Tax (Provision) Benefit. Income tax expense for the six months ended June 30, 2000 was $51,000, on a net loss before taxes of $0.9 million, as compared to a tax benefit of $2.2 million, on a net loss before taxes of $9.2 million, for the same period in 1999. The income tax expense for 2000 reflects the unfavorable impact of certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

     As a wholly-owned subsidiary of Weatherford prior to our Distribution in April 2000, our liquidity and capital resources historically have been provided from cash flow from operations and cash provided to us by Weatherford. As an independent entity following the Distribution, our liquidity and capital resources now depend upon our cash flow from operations and our ability to raise capital from third parties.

     At June 30, 2000, we had cash and cash equivalents of $4.8 million and working capital of $170.4 million as compared to cash and cash equivalents of $6.2 million and working capital of $164.6 million at December 31, 1999. At June 30, 2000, we also had $4.4 million in restricted cash related to our 54% interest in H-Tech that is subject to dividend and distribution restrictions. For the six months ended June 30, 2000, our net cash flow used by operations was $18.1 million and reflected an increase in working capital needs to support increased demand for our products.

     Capital expenditures totaled $9.6 million and $7.9 million for the six months ended June 30, 2000 and 1999, respectively. We currently expect to expend approximately $11.5 million for non-acquisition related capital expenditures during the remainder of 2000 related to our manufacturing consolidation projects, maintaining the existing equipment base and for improvements to our various facilities. We also estimate that our required principal and interest payments for our outstanding debt to be approximately $2.5 million for the remainder of 2000. We currently expect to satisfy all required capital expenditures and debt service requirements over the remainder of 2000 from operating cash flows, existing cash balances and/or available lines of credit. Acquisitions and expansions will be financed from cash flow from operations due to improved market conditions, borrowings under our Credit Facility or through a combination of the issuance of additional equity and debt financing.

CREDIT FACILITY AND LONG-TERM DEBT

     On April 14, 2000, we entered into a $100 million revolving credit and letter of credit facility with a syndicate of U.S. banks (the "Credit Facility"). The Credit Facility is secured by our U.S. and Canadian inventories, equipment and receivables and is guaranteed by our domestic subsidiaries. Borrowings under the Credit Facility are based on the lender's determination of the collateral value of the inventories and receivables securing the Credit Facility. The Credit Facility also provides us with availability for stand-by letters of credit and bid and performance bonds. We are required to comply with various affirmative and negative covenants as well as maintenance covenants relating to fixed charge coverage and net worth. These covenants also place limits on our ability to incur new debt, engage in certain acquisitions and investments, grant liens, pay dividends and make distributions to our stockholders. As of July 31, 2000, we had borrowed $34.3 million under the Credit Facility and $6.5 million had been used to support outstanding letters of credit. At July 31, 2000, additional borrowings of approximately $57.0 million were available under the Credit Facility. Additionally, at July 31,2000, $3.0 million of outstanding letters of credit had been supported under available letter of credit facilities.

     In connection with the Distribution, we issued an unsecured subordinated note to Weatherford in the amount of $100 million. The Weatherford note bears interest at an annual rate of 10%. Interest payments are due quarterly, and principal and all unpaid interest is due no later than March 31, 2002. If we complete a debt or equity financing (whether public or private, but excluding working capital borrowings under the Credit Facility and any equity issued in connection with a business combination) while the Weatherford note is outstanding, we will be required to use a portion of the net proceeds of that financing to repay any amount outstanding under the Weatherford note as of the time we complete that financing. The Weatherford note is subordinated to indebtedness outstanding under our Credit Facility.

     As part of our arrangement to invest in Voest-Alpine, we entered into a four-year supply contract with Voest-Alpine. Under this agreement, we agreed to purchase a minimum of 45,000 tonnes of tubulars for the first twelve months of the agreement and 60,000 tonnes per year for the next three years at a negotiated third party price that we believe to be attractive. The volume requirements fixed in the supply agreement were based on our anticipated needs for tubulars of the type manufactured by Voest-Alpine and represented less than half of our normal worldwide requirements for this type of tubular. Because this agreement requires us to purchase tubulars regardless of our needs, our purchases under this agreement may be made for inventory during periods of low demand. These types of purchases will require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to use or sell all of the tubular products we are required to purchase from Voest-Alpine.

FINANCIAL INSTRUMENTS

     We hedge certain exposures to fluctuations in foreign currency exchange rates that occur prior to conversion of foreign currency denominated monetary assets and liabilities into U.S. dollars. Prior to conversion to U.S. dollars, these assets and liabilities are translated at spot rates in effect on the balance sheet date and the effects of changes in spot rates are reported in earnings. We hedge our exposure to changes in foreign exchange principally with forward contracts.

     Forward contracts designated as hedges of foreign currency denominated monetary assets and liabilities are also marked to spot with the resulting gains and losses similarly recognized in earnings, offsetting losses and gains on the net monetary assets and liabilities hedged. We enter into foreign exchange contracts only as a hedge against existing economic exposures and not for speculative or trading purposes. The counterparties to our foreign exchange contracts are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is immaterial. At June 30, 2000, we had open forward contracts to exchange U.S. dollars for Austrian schillings totaling $5.2 million.

     In July 2000, the Company entered into forward contracts to exchange U.S. dollars for Euros totaling approximately $22.6 million. Of this amount, $6.9 million was designated as a hedge of the Voest-Alpine Debt and $15.7 million was designated as a hedge of identifiable foreign currency firm commitments.


TAX MATTERS

     As a result of the separation from Weatherford, subsequent to April 14, 2000 we are no longer able to combine the results of our operations with those of Weatherford in reporting income for United States federal income tax purposes and for income tax purposes in some states and foreign countries. We believe this will not have a material adverse effect on our earnings. Under the terms of a tax allocation agreement with Weatherford, we will not have the future benefit of any prior tax losses or benefits incurred as part of a consolidated return with Weatherford. Moreover, we will be liable to Weatherford for any corporate level taxes incurred by Weatherford as a result of the Distribution, except to the extent the taxes arise solely as a result of a change of control of Weatherford.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 has been amended by SFAS No. 137, which delays the effective date to fiscal years beginning after June 15, 2000. In May 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. We are currently evaluating the impact of SFAS No. 133 and SFAS No. 138 on our condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS AND EXPOSURES

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

     A DOWNTURN OR STAGNATION IN MARKET CONDITIONS COULD AFFECT PROJECTED RESULTS. Our forward-looking statements assume improvements in demand for our products and services during the second half of 2000 and any unexpected material declines in oil and gas prices or other market trends or stagnation in demand would likely affect the forward-looking information contained in this report. Our estimates as to future results and industry trends make assumptions regarding the future prices of oil and gas and their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us for the remainder of 2000, we have made the following assumptions:

   - The recent increases in the price of oil and demand for natural gas will result in stronger improvements in our businesses in the second half of 2000, with the strongest improvements expected to incur in the fourth quarter of 2000.

   - Excess drill stem inventories will continue to fall during the second half of 2000, with customer inventories stabilizing during the third quarter of 2000.

   - Oil prices will not fall below $25 per barrel for the remainder of 2000. Average natural gas prices for the remainder of 2000 will remain at or near their current levels. World demand for oil will be up only marginally or flat. Drilling activity will increase stronger beyond normal demand as oil companies seek to replace and produce reserves that were not replaced or produced in 1999 or the first half of 2000.

     A DECLINE OR STAGNATION IN RIG COUNT COULD ADVERSELY AFFECT THE DEMAND FOR OUR PRODUCTS AND SERVICES. Our operations were materially affected by the decline in the rig count during 1998 and 1999. Although rig counts have improved from historical lows during this period, a decline or stagnation in the North American and international rig counts would adversely affect our results. Our forward-looking statements assume an improvement in the rig count during the remainder of 2000, including international rig count.

     PROJECTED COST SAVINGS COULD BE INSUFFICIENT. During 1999 and the first half of 2000, we implemented a number of programs intended to reduce costs and align our cost structure with the current market environment. Our forward-looking statements regarding cost savings and their impact on our business assume these measures will generate the savings expected. However, if the markets decline or remain stagnant, additional actions may be necessary to achieve the desired savings.

     INTEGRATION OF ACQUISITIONS. During the last year, we consummated various acquisitions of businesses. The success of these acquisitions is dependent on our ability to integrate these businesses with our existing businesses, eliminate duplicative costs and enjoy expected cost savings from vertical integration. In particular, we expect significant cost savings due to our acquisition of 50.01% of Voest-Alpine and the related tubular supply agreement that we have entered into with Voest-Alpine. Our forward-looking statements assume the successful integration of the acquired businesses and the realization of expected costs savings and their contribution to our income during the remainder of 2000. Integration of acquisitions is something that cannot occur overnight and is something that requires constant effort at the local level to be successful. Accordingly, there can be no assurance as to the ultimate success of our integration efforts.

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

     ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR PRODUCTS AND SERVICES. The economic downturn that began in Asia in 1997 affected the economies in other regions of the world, including South America and the former Soviet Union, and contributed to the decline in the price of oil and the level of drilling activity. Although the economy in the United States also has experienced one of its longest periods of growth in recent history, the continued strength of the United States economy cannot be assured. If the United States or European economies were to begin to decline or if the economies of South America or Asia were to experience further material problems, the demand and price for oil and gas and our products and services could again adversely affect our revenues and income. Our forward-looking statements have assumed that a worldwide recession or a material downturn in the United States or European economies will not occur.

     CURRENCY FLUCTUATIONS COULD HAVE A MATERIAL ADVERSE FINANCIAL IMPACT. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from changes in currencies because our financial position is generally U.S. dollar based or hedged with forward contracts . For those revenues denominated in local currency the effect of foreign currency fluctuations is largely mitigated because local expenses are denominated in the same currency. Our long-term supply contract with Voest-Alpine, however, is denominated in Euros with no offsetting revenues in Euros, and we cannot currently hedge against this contract for its entire term. Thus, a material long-term strengthening of the Euro versus the U. S. dollar could adversely affect our results of operations. We have assumed no such material changes will occur.

     CHANGES IN GLOBAL TRADE POLICIES COULD ADVERSELY IMPACT OPERATIONS. Changes in global trade policies in our markets could impact our operations in these markets. We have assumed that there will be no material changes in global trading policies.

     INTERNATIONAL EXPOSURES COULD ADVERSELY IMPACT OPERATIONS. Our operations in certain locations outside the United States, including Mexico, Austria, China and Indonesia, are subject to various political and economic conditions existing in such countries that could disrupt operations. These risks include (1) currency fluctuations and potential devaluations in most countries, in particular those in South America and Asia, (2) currency restrictions in China and limitations on repatriation of profits in various countries in South America and Asia and (3) political instability in countries such as Indonesia, Austria, Mexico, Venezuela, the former Soviet Union and China. Disruptions may occur in our foreign operations and losses may occur that will not be covered by insurance. Any material currency fluctuations or devaluations or political disruptions that disrupt oil and gas exploration and production or the movement of funds and assets will adversely affect the accuracy of our forward-looking statements. Our forward-looking statements assume there will be no such events.

     UNEXPECTED LITIGATION AND LEGAL DISPUTES COULD HAVE A MATERIAL ADVERSE FINANCIAL IMPACT. In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retention limits and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is, however, possible that an unexpected judgment could be rendered against us in existing cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for that matter. We are also subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise that could involve the expenditure of a material amount of funds. If we experience unexpected litigation or unexpected results in our existing litigation having a material effect on results, the accuracy of the forward-looking statements would be affected. Our forward-looking statements assume that there will be no such unexpected litigation or results.

     LABOR SHORTAGES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. Our manufacturing operations are substantially dependent upon our ability to recruit and retain qualified machinists, factory workers and other laborers. As demand for our products and services has improved during 2000 we have increased headcount and are continuing to recruit qualified individuals to satisfy this increased demand as well as the increases in demand we expect during the remainder of 2000. This has become increasingly difficult due to the strong labor market in the United States in general as well as the improving conditions in the oil and gas industry. Any failure or difficulty in retaining and recruiting such individuals could adversely affect our results of operations. Our forward-looking statements assume no material difficulties in retaining and hiring qualified personnel or any material increases in labor rates.

     MANUFACTURING CONSOLIDATION COULD ADVERSELY IMPACT OPERATIONS. During 1999 and 2000, we have consolidated various manufacturing operations to reduce costs and improve efficiencies. Such consolidation is ongoing and involves the relocation and refurbishment of machines, equipment and buildings utilized in our operations. Such relocation and refurbishment can result in unexpected downtime or delays in bringing machines and equipment online. Our forward-looking statements assume no material downtime or delays will occur.

     A WRITE-OFF OF OUR INVESTMENT IN INDIA COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. In 1999 we decided to terminate our manufacturing arrangement with Oil Country Tubular Limited ("OCTL") in India. This decision was made in light of the existing market and difficulties arising from the political situation between India and countries where OCTL's principal customers reside. This decision resulted in our need to write off a $7.8 million deposit previously paid to OCTL for future products and $1.7 million of our equipment located in India in the fourth quarter of 1999. We are currently seeking to collect approximately $17.3 million in receivables and advances provided by us to OCTL through a combination of cash, equity of OCTL and products from OCTL. We are in discussions with OCTL regarding this matter and are unable to predict the outcome of these discussions.

     Based on financial information of OCTL known to us and our general knowledge of the business and assets of OCTL, OCTL would appear to have a sufficient asset and equity value to allow for a restructuring of its remaining $17.3 million in debt owed to us. There is, however, uncertainty as to how much, if any, of the amounts owed to us by OCTL will ultimately be collected. Accordingly, there can be no assurance that we will be able to fully realize the amounts owed to us by OCTL or that additional charges relating to India will not be required in the near term as the negotiation and collection process continues. Our forward-looking statements assume we will not be required to write-off all or a portion of our India investment.

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

     We hedge certain exposures to fluctuations in foreign currency exchange rates that occur prior to conversion of foreign currency denominated monetary assets and liabilities into U.S. dollars. Prior to conversion to U.S. dollars, these assets and liabilities are translated at spot rates in effect on the balance sheet date and the effects of changes in spot rates are reported in earnings. We hedge our exposure to changes in foreign exchange principally with forward contracts.

     Forward contracts designated as hedges of foreign currency denominated monetary assets and liabilities are also marked to spot with the resulting gains and losses similarly recognized in earnings, offsetting losses and gains on the net monetary assets and liabilities hedged. We enter into foreign exchange contracts only as a hedge against existing economic exposures and not for speculative or trading purposes. The counterparties to our foreign exchange contracts are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is immaterial. At June 30, 2000, we had open forward contracts to exchange U.S. dollars for Austrian schillings totaling $5.2 million. If a 10% devaluation in the Austrian schilling compared to the U.S. dollar were to occur, the fair value of the open forward contracts would be $4.7 million.


PART II


ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) Effective April 14, 2000, Grant Prideco was spunoff by Weatherford International, Inc. into a stand-alone public company pursuant to a distribution by Weatherford to its stockholders of one share of Grant Prideco common stock for each share of Weatherford common stock owned by such stockholders. In connection with this spinoff, Grant Prideco amended its certificate of incorporation to increase its authorized common stock to 300 million shares and to authorize up to 10 million shares of preferred stock. Grant Prideco also adopted new bylaws as a result of it becoming a stand-alone public company.

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

     None.


ITEM 5. OTHER ITEMS.

     None.


ITEM 6. EXHIBITS

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


                                      GRANT PRIDECO, INC.

                                  By: /s/ FRANCES R. POWELL
                                      ------------------------------------------
                                      Frances R. Powell
                                      Vice President and Chief Financial Officer


Date: August 14, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27.1         Financial Data Schedule.