Form 10-Q
period 2000-09-30
GRANT PRIDECO INC
filed 2000-11-09
CIK 1097313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM        TO
                        COMMISSION FILE NUMBER 001-15423
                              GRANT PRIDECO, INC.
             (Exact name of Registrant as specified in its Charter)

                   DELAWARE                                      76-0312499
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

           1450 LAKE ROBBINS DRIVE
                  SUITE 600
             THE WOODLANDS, TEXAS                                  77380
   (Address of principal executive offices)                      (Zip Code)

                                 (281) 297-8500
               (Registrant's telephone number, include area code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                               OUTSTANDING AT
                TITLE OF CLASS                                OCTOBER 30, 2000
        Common Stock, par value $0.01                           108,549,317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GRANT PRIDECO, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents.................................    $  2,899        $  6,204
  Restricted Cash...........................................       4,917           3,658
  Accounts Receivable, Net of Allowance for Uncollectible
    Accounts of $286 and $500 at September 30, 2000 and
    December 31, 1999, respectively.........................     113,617          77,650
  Inventories...............................................     192,478         173,904
  Current Deferred Tax Asset................................       6,136           6,197
  Other Current Assets......................................       7,830           4,425
                                                                --------        --------
                                                                 327,877         272,038
                                                                --------        --------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Machinery and Equipment...................................     229,300         224,225
  Land, Buildings and Other Property........................      84,182          81,390
                                                                --------        --------
                                                                 313,482         305,615
  Less: Accumulated Depreciation............................     111,982          98,906
                                                                --------        --------
                                                                 201,500         206,709
                                                                --------        --------
GOODWILL, NET...............................................     182,541         187,765
INVESTMENT IN UNCONSOLIDATED AFFILIATES.....................      35,863          37,453
OTHER ASSETS................................................      30,193          30,610
                                                                --------        --------
                                                                $777,974        $734,575
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-Term
    Debt....................................................    $ 52,507        $ 14,710
  Accounts Payable..........................................      55,459          47,459
  Current Deferred Tax Liability............................       7,144           7,144
  Customer Advances.........................................       1,633          18,503
  Other Accrued Liabilities.................................      33,423          19,585
                                                                --------        --------
                                                                 150,166         107,401
                                                                --------        --------
SUBORDINATED NOTE TO WEATHERFORD............................     100,000         100,000
LONG-TERM DEBT..............................................      19,018          24,276
DEFERRED INCOME TAXES.......................................      30,056          44,533
MINORITY INTEREST...........................................       1,024             886
OTHER LONG-TERM LIABILITIES.................................      22,489           3,623
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 Par Value.............................       1,085              --
  Capital in Excess of Par Value............................     344,145              --
  Predecessor Stockholder's Investment......................          --         353,617
  Treasury Stock, at Cost...................................        (671)             --
  Retained Earnings.........................................     119,897         113,594
  Deferred Compensation Obligation..........................       4,708              --
  Accumulated Other Comprehensive Loss......................     (13,943)        (13,355)
                                                                --------        --------
                                                                 455,221         453,856
                                                                --------        --------
                                                                $777,974        $734,575
                                                                ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GRANT PRIDECO, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
REVENUES...........................................  $131,232   $ 58,851   $350,912   $196,776
COSTS AND EXPENSES:
  Cost of Sales....................................   103,097     58,395    291,323    177,677
  Selling, General and Administrative
     Attributable to Segments......................     8,845      7,965     25,550     23,181
  Corporate General and Administrative.............     5,188      3,675     14,696     10,679
  Equity Income in Unconsolidated Affiliates.......    (1,801)        --     (3,891)        --
  Weatherford Charges..............................        --        500        500      1,000
                                                     --------   --------   --------   --------
                                                      115,329     70,535    328,178    212,537
                                                     --------   --------   --------   --------
OPERATING INCOME (LOSS)............................    15,903    (11,684)    22,734    (15,761)
                                                     --------   --------   --------   --------
OTHER INCOME (EXPENSE):
  Interest Expense.................................    (4,262)    (2,943)   (11,572)    (8,332)
  Other, Net.......................................        43        109       (347)       400
                                                     --------   --------   --------   --------
                                                       (4,219)    (2,834)   (11,919)    (7,932)
                                                     --------   --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES..................    11,684    (14,518)    10,815    (23,693)
INCOME TAX (PROVISION) BENEFIT.....................    (4,323)     4,075     (4,374)     6,293
                                                     --------   --------   --------   --------
NET INCOME (LOSS) BEFORE MINORITY INTEREST.........     7,361    (10,443)     6,441    (17,400)
MINORITY INTEREST..................................       (69)        --       (138)        --
                                                     --------   --------   --------   --------
NET INCOME (LOSS)..................................  $  7,292   $(10,443)  $  6,303   $(17,400)
                                                     ========   ========   ========   ========
INCOME (LOSS) PER SHARE
  (Pro forma prior to effective date of spinoff)
  Basic............................................  $   0.07   $  (0.10)  $   0.06   $  (0.18)
                                                     ========   ========   ========   ========
  Diluted..........................................  $   0.07   $  (0.10)  $   0.06   $  (0.18)
                                                     ========   ========   ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  (Pro forma prior to effective date of spinoff)
  Basic............................................   108,481    101,408    108,450     98,770
                                                     ========   ========   ========   ========
  Diluted..........................................   110,595    101,408    110,335     98,770
                                                     ========   ========   ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GRANT PRIDECO, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss).........................................  $  6,303   $(17,400)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided (Used) by Operating Activities:
     Depreciation and Amortization..........................    23,393     22,162
     Deferred Income Tax Provision..........................     2,409        182
     Equity Income in Unconsolidated Affiliates, Net of
      Dividends.............................................    (3,465)        --
     Other..................................................       411         --
     Changes in Operating Assets and Liabilities, Net of
      Effect of Businesses Acquired:
       Accounts Receivable..................................   (37,440)    59,090
       Inventories..........................................   (19,119)    10,680
       Other Current Assets.................................    (4,551)    10,416
       Other Assets.........................................      (834)    (1,701)
       Accounts Payable.....................................     6,690    (14,208)
       Other Current Liabilities............................     3,643    (19,338)
       Customer Advances....................................   (16,870)    12,952
       Purchase Credit......................................        --     (7,002)
       Other, Net...........................................     1,090     (3,177)
                                                              --------   --------
          Net Cash (Used) Provided by Operating
           Activities.......................................   (38,340)    52,656
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired...........      (867)   (10,703)
  Capital Expenditures for Property, Plant and Equipment....   (15,111)   (14,795)
                                                              --------   --------
          Net Cash Used by Investing Activities.............   (15,978)   (25,498)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit Facility...................    47,459         --
  Repayments of Debt........................................   (14,543)   (53,608)
  Proceeds from Stock Option Exercises......................     1,036         --
  Purchases of Treasury Stock...............................      (671)        --
  Predecessor Stockholder's Investment......................    17,732     22,123
                                                              --------   --------
          Net Cash Provided (Used) by Financing
           Activities.......................................    51,013    (31,485)
                                                              --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (3,305)    (4,327)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     6,204      6,070
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  2,899   $  1,743
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

     The condensed combined balance sheet as of December 31, 1999 and the condensed combined statements of operations and cash flows for the time period prior to April 14, 2000 reflect Weatherford's drilling products businesses that were transferred to Grant Prideco from Weatherford in the Distribution. All activity subsequent to April 14, 2000 reflects Grant Prideco as distributed. The condensed consolidated financial statements have been prepared using the historical bases in the assets and liabilities and historical results of operations related to Grant Prideco. The condensed consolidated financial statements include allocations ("carve-outs") of general and administrative corporate overhead costs of Weatherford to Grant Prideco and direct costs of services provided by Weatherford for the benefit of Grant Prideco prior to the Distribution. Management believes such allocations are reasonable; however, the costs of these services charged to Grant Prideco are not necessarily indicative of the costs that would have been incurred if Grant Prideco had performed these functions as a stand-alone entity. Subsequent to the Distribution, Grant Prideco has performed these functions using its own resources or purchased services and is responsible for the costs and expenses associated with the management of a public corporation. The condensed consolidated financial statements included herein may not necessarily reflect the consolidated results of operations, financial position and cash flows of Grant Prideco in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

     The condensed consolidated financial statements as of September 30, 2000 and for the three and nine months then ended have not been audited but have been prepared in conformity with the accounting principles applied in the audited combined financial statements for the fiscal year ended December 31, 1999 contained in the Grant Prideco Registration Statement on Form 10, as amended. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. This Form 10-Q should be read in conjunction with the audited combined financial statements and notes included in the Form 10, as amended.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2000 classifications. These reclassifications have no impact on net income.

                              GRANT PRIDECO, INC.

2. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    -------------------   -----------------
                                                     2000       1999       2000      1999
                                                    -------   ---------   ------   --------
                                                                (IN THOUSANDS)
Net Income (Loss).................................  $7,292    $(10,443)   $6,303   $(17,400)
Foreign Currency Translation Adjustments..........     853       1,265      (588)        25
                                                    ------    --------    ------   --------
Total Comprehensive Income (Loss).................  $8,145    $ (9,178)   $5,715   $(17,375)
                                                    ======    ========    ======   ========

3. INVENTORIES

     Inventories by category are as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Raw materials, components and supplies......................    $144,673        $ 93,980
Work in process.............................................      25,473          15,720
Finished goods..............................................      22,332          64,204
                                                                --------        --------
                                                                $192,478        $173,904
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

5. CREDIT FACILITY

     On April 14, 2000, the Company entered into a $100 million revolving credit and letter of credit facility with a syndicate of U.S. banks (the "Credit Facility"), through April 14, 2003, with automatic one-year renewals thereafter, unless the agreement is terminated by either party. The Credit Facility is secured by the Company's U.S. and Canadian inventories, equipment and receivables and is guaranteed by Grant Prideco's domestic subsidiaries. Borrowings under the Credit Facility are based on the lender's determination of the collateral value of the inventories and receivables securing the Credit Facility. The Credit Facility also provides the Company with availability for stand-by letters of credit and bid and performance bonds. The Company is required to comply with various affirmative and negative covenants as well as maintenance covenants relating to fixed charge coverage and net worth. These covenants also place limits on the Company's ability to incur new debt, engage in certain acquisitions and investments, grant liens, pay dividends and make distributions to its stockholders. As of September 30, 2000, the Company had outstanding borrowings of

                              GRANT PRIDECO, INC.

$47.5 million under the revolving credit facility and $6.3 million had been used to support outstanding letters of credit. The average interest rate for the outstanding borrowings under the Credit Facility was 9.3% at September 30, 2000. Additionally, at September 30, 2000, $0.8 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the revolving credit and letter of credit facility.

6. DEBT

     In connection with the October 1, 1999 acquisition of Drill Pipe Industries, Inc., the Company issued a non-interest bearing note payable of $1.4 million that was paid in January 2000.

     In connection with the July 1999 acquisition of a 50.01% interest in Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG ("Voest Alpine"), the Company incurred debt in the amount of $24.6 million (the "Voest-Alpine Debt"). As of September 30, 2000, principal of $5.0 million is payable over two years in four equal installments in each January and July until July 2002. Additionally, $12.4 million, is payable over the remaining 6.5-year period out of the annual dividend payable to the Company as a shareholder of Voest-Alpine. Any remaining principal balance that has not been repaid by July 2004, is payable in five equal semi-annual installments beginning on December 1, 2004. In June 2000, a dividend from Voest-Alpine of approximately $0.4 million was applied as a principal payment on the Voest-Alpine Debt. In May 2000, Voest-Alpine changed their functional currency from Austrian schillings to Euros; therefore the Company's debt to Voest-Alpine is now payable in Euros. Voest-Alpine's change in functional currency to Euros had no material effect on the Company's financial condition or results of operations. Interest on the Voest-Alpine debt is payable every six months beginning January 2000. The interest rate as of September 30, 2000 was 4.9% per annum.

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

     Interest expense on the Weatherford note prior to January 1, 2000 shown in the condensed combined financial statements includes the interest expense associated with the $100 million indebtedness based on Weatherford's average long-term debt rates, or 7.25%. Beginning January 1, 2000, interest expense on the Weatherford note is based on the stated annual rate of 10%.

8. FINANCIAL INSTRUMENTS

     The functional currency for most of the Company's international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. The Company hedges it's exposure to changes in foreign exchange principally with forward contracts.

                              GRANT PRIDECO, INC.

     Forward contracts designated as hedges of foreign currency denominated monetary assets and liabilities are also marked to spot with the resulting gains and losses similarly recognized in earnings, offsetting losses and gains on the net monetary assets and liabilities hedged. The Company enters into foreign exchange contracts only as a hedge against existing economic exposures and not for speculative or trading purposes. The counterparties to the Company's foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is immaterial. At September 30, 2000, the Company had open forward contracts to exchange U.S. dollars for Austrian schillings and Euros totaling $31.1 million.

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

9. EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive. For the three and nine month periods ended September 30, 2000, the Company had potentially dilutive common stock equivalents of approximately 2.1 million and 1.9 million, respectively, comprised of stock options.

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

10. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2000, the Company had $4.9 million of restricted cash related to its 54% interest in H-Tech that is subject to dividend and distribution restrictions.

11. COMMITMENTS

     As part of the arrangement to invest in Voest-Alpine, the Company entered into a four-year supply contract with Voest-Alpine commencing July 1999. Under this agreement, the Company agreed to purchase a minimum of 60,000 metric tons of tubulars per year for the next three years at a negotiated third party price.

12. TRANSACTIONS WITH WEATHERFORD

  Sales

     Weatherford purchases drill pipe and other related products from Grant Prideco. Prior to the Distribution, amounts purchased by Weatherford were recorded at Grant Prideco's cost. The sales to Weatherford prior to the Distribution have been eliminated from the accompanying condensed combined financial statements.

                              GRANT PRIDECO, INC.

     In connection with the Distribution, the Company entered into a preferred supplier agreement with Weatherford pursuant to which Weatherford agreed for at least a three-year period to purchase a minimum of 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which the Company sells to its best rental tool customers for similar products. Weatherford will be entitled to apply against its purchases a drill stem credit granted to it in the aggregate amount of $30 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. At September 30, 2000, the current portion of the drill stem credit, $10.0 million, is included in "Other Accrued Liabilities," with the remaining $19.6 million included in "Other Long-Term Liabilities," in the accompanying Condensed Consolidated Balance Sheets.

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

  Weatherford Direct Services

     Grant Prideco was allocated $1.4 million and $4.3 million of costs related to Weatherford's information systems function for the three and nine months ended September 30, 1999, respectively. As of January 1, 2000, Grant Prideco had completed the formation of a separate information systems department. Information systems charges were allocated based on direct support provided, equipment usage and number of system users and are included in "Corporate General and Administrative" expense in the accompanying Condensed Consolidated Statements of Operations.

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

                              GRANT PRIDECO, INC.

     Financial information by industry segment for each of the three and nine month periods ended September 30, 2000 and 1999, is summarized below:

                                                        THREE MONTHS           NINE MONTHS
                                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Revenues:
  Drill Stem.......................................  $ 65,831   $ 17,305   $162,353   $ 88,900
  Engineered Connections and Premium Tubulars......    65,401     41,546    188,559    107,876
                                                     --------   --------   --------   --------
                                                     $131,232   $ 58,851   $350,912   $196,776
                                                     ========   ========   ========   ========
EBITDA(a):
  Drill Stem.......................................  $ 15,364   $ (1,258)  $ 25,839   $ 14,765
  Engineered Connections and Premium Tubulars......    13,391      1,150     35,166      2,494
  Corporate........................................    (5,072)    (3,901)   (14,878)   (10,858)
                                                     --------   --------   --------   --------
                                                     $ 23,683   $ (4,009)  $ 46,127   $  6,401
                                                     ========   ========   ========   ========
Depreciation and amortization:
  Drill Stem.......................................  $  3,775   $  3,803   $ 11,662   $ 10,731
  Engineered Connections and Premium Tubulars......     3,889      3,598     11,413     10,610
  Corporate........................................       116        274        318        821
                                                     --------   --------   --------   --------
                                                     $  7,780   $  7,675   $ 23,393   $ 22,162
                                                     ========   ========   ========   ========
Operating income (loss):
  Drill Stem.......................................  $ 11,589   $ (5,061)  $ 14,177   $  4,034
  Engineered Connections and Premium Tubulars......     9,502     (2,448)    23,753     (8,116)
  Corporate........................................    (5,188)    (4,175)   (15,196)   (11,679)
                                                     --------   --------   --------   --------
                                                     $ 15,903   $(11,684)  $ 22,734   $(15,761)
                                                     ========   ========   ========   ========
Capital Expenditures for Property, Plant and
  Equipment:
  Drill Stem.......................................  $  3,422   $  6,056   $  9,989   $  8,682
  Engineered Connections and Premium Tubulars......     2,042        822      5,040      6,012
  Corporate........................................        10         34         82        101
                                                     --------   --------   --------   --------
                                                     $  5,474   $  6,912   $ 15,111   $ 14,795
                                                     ========   ========   ========   ========

---------------

(a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income (loss) adding back depreciation and amortization. Calculations of EBITDA should not be viewed as a substitute to calculations under generally accepted accounting principles (GAAP), in particular operating income (loss) and net income (loss). In addition, EBITDA calculations by one company may not be comparable to another company.

14. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarized the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to apply SAB 101 in the fourth quarter of 2000, retroactive to the first quarter of 2000. The Company believes that the adoption of this statement will not have a material impact on its financial position or results of operations.

                              GRANT PRIDECO, INC.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 was amended by SFAS No. 137, which delays the effective date to fiscal years beginning after June 15, 2000. In May 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company is currently completing an assessment of its derivative instruments as well as a plan for implementation. The Company does not believe that the adoption of SFAS No. 133 and SFAS No. 138 will have a material impact on its financial position or results of operations.

15. STOCKHOLDERS' EQUITY

     At September 30, 2000, the authorized capital structure of Grant Prideco was composed of 300 million shares of common stock, $0.01 par value (the "Common Stock") and 10 million shares of preferred stock, $0.01 par value. In connection with the Distribution, on April 14, 2000, the Company issued approximately 108.4 million shares of Common Stock for each share of Weatherford common stock held by the Weatherford stockholders on March 23, 2000, the record date of the Distribution. At September 30, 2000, there were approximately 108.5 million shares of Common Stock outstanding.

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

  Executive Deferred Compensation Plans

     Weatherford maintains various Executive Deferred Compensation Stock Ownership Plans (the "Weatherford EDC Plans"). Prior to the Distribution, participants in the Weatherford EDC Plans had a right to receive shares of Weatherford common stock upon termination of their employment based on the deferred amounts placed in their individual accounts. Under the Weatherford EDC Plans, in the event of a dividend or special distribution to the shareholders of Weatherford, the accounts of the employees are to represent a right to receive the consideration provided through the dividend or special distribution. As a result, upon the Distribution, participants in the Weatherford EDC Plans were entitled to receive shares of both Weatherford common stock and Common Stock in respect of amounts deferred by the participants prior to the Distribution. Accordingly, in connection with the Distribution, a portion of the deferred compensation liability recorded by Weatherford was allocated to Grant Prideco based on the relative market value of the Common

                              GRANT PRIDECO, INC.

Stock to the relative market value of the Weatherford common stock on the date of Distribution. The liability transferred to Grant Prideco was approximately $4.2 million and is included in the Condensed Consolidated Balance Sheets as "Deferred Compensation Obligation". Settlements under the Weatherford EDC Plans will be in Weatherford common stock and Common Stock.

     At the time of the Distribution, Grant Prideco established separate Executive Deferred Compensation Stock Ownership Plans (the "Grant EDC Plans") in which certain Grant Prideco employees and directors participate. The terms of the Grant EDC Plans are substantially similar to the Weatherford EDC Plans. A separate trust (the "New Trust") has been established by Grant Prideco following the Distribution to fund the benefits under the Grant EDC Plans. The funds provided to the New Trust are invested in Common Stock through open market purchases by a trustee independent of the Company. The assets of the New Trust are available to satisfy the claims of all general creditors of Grant Prideco in the event of a bankruptcy or insolvency. Settlements under the Grant EDC Plans will be in Common Stock.

16. SUBSEQUENT EVENTS

     On October 1, 2000, the Company acquired a tubular accessories producer, for approximately $2.5 million in cash and $1.9 million in deferred and contingent payments.

     On October 19, 2000, the Company acquired the assets of a manufacturer of drilling tools for the water well, construction and utility boring industries, for approximately $12.3 million in cash.

     On October 31, 2000, the Company entered into an agreement to make a $30.0 million investment in a European metalworking operation. We may pay all or a portion of this investment in cash, stock or any combination of cash and stock.

                              GRANT PRIDECO, INC.

17. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

     The following unaudited condensed consolidating balance sheet as of September 30, 2000, condensed combining statements of operations for the three and nine month periods ended September 30, 1999, condensed consolidating statements of operations for the three and nine month periods ended September 30, 2000, condensed combining statement of cash flows for the nine months ended September 30, 1999 and condensed consolidating statement of cash flows for the nine months ended September 30, 2000 are provided for the Company's domestic subsidiaries that we expect would be guarantors of debt securities issued by the Company in the future.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NON-
                                               PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                              --------   ----------   ----------   ------------   ------------
                                                    ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents.................  $     --    $  1,212     $  1,687     $      --       $  2,899
  Restricted Cash...........................        --          --        4,917            --          4,917
  Accounts Receivable, Net..................        --     100,385       13,232            --        113,617
  Inventories...............................        --     165,229       27,249            --        192,478
  Current Deferred Tax Asset................        --       5,258          878            --          6,136
  Other Current Assets......................        --       4,685        3,145            --          7,830
                                              --------    --------     --------     ---------       --------
                                                    --     276,769       51,108            --        327,877
                                              --------    --------     --------     ---------       --------
PROPERTY, PLANT AND EQUIPMENT...............        --     232,687       80,795            --        313,482
  Less: Accumulated Depreciation............        --      92,589       19,393            --        111,982
                                              --------    --------     --------     ---------       --------
                                                    --     140,098       61,402            --        201,500
                                              --------    --------     --------     ---------       --------
GOODWILL, NET...............................        --     121,131       61,410            --        182,541
INVESTMENT IN AND ADVANCES TO
  SUBSIDIARIES..............................   562,644          --           --      (562,644)            --
INVESTMENT IN UNCONSOLIDATED AFFILIATES.....    35,863          --           --            --         35,863
OTHER ASSETS................................        --      27,132        3,061            --         30,193
                                              --------    --------     --------     ---------       --------
                                              $598,507    $565,130     $176,981     $(562,644)      $777,974
                                              ========    ========     ========     =========       ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion
    of Long-Term Debt.......................  $  2,697    $ 46,449     $  3,361     $      --       $ 52,507
  Accounts Payable..........................        --      47,179        8,280            --         55,459
  Current Deferred Tax Liability............        --         717        6,427            --          7,144
  Customer Advances.........................        --       1,633           --            --          1,633
  Other Accrued Liabilities.................     6,307      19,984        7,132            --         33,423
                                              --------    --------     --------     ---------       --------
                                                 9,004     115,962       25,200            --        150,166
                                              --------    --------     --------     ---------       --------
SUBORDINATED NOTE TO WEATHERFORD............   100,000          --           --            --        100,000
LONG-TERM DEBT..............................    14,701       4,317           --            --         19,018
DEFERRED INCOME TAXES.......................        --      22,641        7,415            --         30,056
MINORITY INTEREST...........................        --          --        1,024            --          1,024
OTHER LONG-TERM LIABILITIES.................    19,581       2,907            1            --         22,489
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY........................   455,221     419,303      143,341      (562,644)       455,221
                                              --------    --------     --------     ---------       --------
                                              $598,507    $565,130     $176,981     $(562,644)      $777,974
                                              ========    ========     ========     =========       ========

                              GRANT PRIDECO, INC.

                  CONDENSED COMBINING STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   COMBINED
                                         --------   ----------   ----------   ------------   --------
REVENUES...............................  $     --    $51,659       $7,192        $   --      $ 58,851
                                         --------    -------       ------        ------      --------
COSTS AND EXPENSES:
  Cost of Sales........................        --     51,291        7,104            --        58,395
  Selling, General and
     Administrative....................        --      9,470        2,170            --        11,640
  Weatherford Charges..................       500         --           --            --           500
                                         --------    -------       ------        ------      --------
                                              500     60,761        9,274            --        70,535
                                         --------    -------       ------        ------      --------
OPERATING LOSS.........................      (500)    (9,102)      (2,082)           --       (11,684)
                                         --------    -------       ------        ------      --------
OTHER INCOME (EXPENSE):
  Interest Expense.....................    (1,969)      (907)         (67)           --        (2,943)
  Equity in Subsidiaries, Net of
     Taxes.............................    (8,838)        --           --         8,838            --
  Other, Net...........................        --        189          (80)           --           109
                                         --------    -------       ------        ------      --------
                                          (10,807)      (718)        (147)        8,838        (2,834)
                                         --------    -------       ------        ------      --------
INCOME (LOSS) BEFORE INCOME TAXES......   (11,307)    (9,820)      (2,229)        8,838       (14,518)
INCOME TAX BENEFIT.....................       864      1,080        2,131            --         4,075
                                         --------    -------       ------        ------      --------
NET INCOME (LOSS)......................  $(10,443)   $(8,740)      $  (98)       $8,838      $(10,443)
                                         ========    =======       ======        ======      ========

                              GRANT PRIDECO, INC.

                  CONDENSED COMBINING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   COMBINED
                                         --------   ----------   ----------   ------------   --------
REVENUES...............................  $     --    $168,318     $28,458       $    --      $196,776
                                         --------    --------     -------       -------      --------
COSTS AND EXPENSES:
  Cost of Sales........................        --     152,258      25,419            --       177,677
  Selling, General and
     Administrative....................        --      27,908       5,952            --        33,860
  Weatherford Charges..................     1,000          --          --            --         1,000
                                         --------    --------     -------       -------      --------
                                            1,000     180,166      31,371            --       212,537
                                         --------    --------     -------       -------      --------
OPERATING LOSS.........................    (1,000)    (11,848)     (2,913)           --       (15,761)
                                         --------    --------     -------       -------      --------
OTHER INCOME (EXPENSE):
  Interest Expense.....................    (5,594)     (2,570)       (168)           --        (8,332)
  Equity in Subsidiaries, Net of
     Taxes.............................   (13,114)         --          --        13,114            --
  Other, Net...........................        --         331          69            --           400
                                         --------    --------     -------       -------      --------
                                          (18,708)     (2,239)        (99)       13,114        (7,932)
                                         --------    --------     -------       -------      --------
INCOME (LOSS) BEFORE INCOME TAXES......   (19,708)    (14,087)     (3,012)       13,114       (23,693)
INCOME TAX BENEFIT.....................     2,308       1,532       2,453            --         6,293
                                         --------    --------     -------       -------      --------
NET INCOME (LOSS)......................  $(17,400)   $(12,555)    $  (559)      $13,114      $(17,400)
                                         ========    ========     =======       =======      ========

                              GRANT PRIDECO, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NON-
                                        PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        -------   ----------   ----------   ------------   ------------
REVENUES..............................  $    --    $118,928     $12,304       $    --        $131,232
                                        -------    --------     -------       -------        --------
COSTS AND EXPENSES:
  Cost of Sales.......................       --      95,991       7,106            --         103,097
  Selling, General and
     Administrative...................       --      12,307       1,726            --          14,033
  Equity Income in Unconsolidated
     Affiliates.......................   (1,801)         --          --            --          (1,801)
                                        -------    --------     -------       -------        --------
                                         (1,801)    108,298       8,832            --         115,329
                                        -------    --------     -------       -------        --------
OPERATING INCOME......................    1,801      10,630       3,472            --          15,903
                                        -------    --------     -------       -------        --------
OTHER INCOME (EXPENSE):
  Interest Expense....................   (2,673)     (1,400)       (189)           --          (4,262)
  Equity in Subsidiaries, Net of
     Taxes............................    6,934          --          --        (6,934)             --
  Other, Net..........................       --        (122)        165            --              43
                                        -------    --------     -------       -------        --------
                                          4,261      (1,522)        (24)       (6,934)         (4,219)
                                        -------    --------     -------       -------        --------
INCOME (LOSS) BEFORE INCOME TAXES.....    6,062       9,108       3,448        (6,934)         11,684
INCOME TAX (PROVISION) BENEFIT........    1,230      (4,185)     (1,368)           --          (4,323)
                                        -------    --------     -------       -------        --------
NET INCOME (LOSS) BEFORE MINORITY
  INTEREST............................    7,292       4,923       2,080        (6,934)          7,361
MINORITY INTEREST.....................       --          --         (69)           --             (69)
                                        -------    --------     -------       -------        --------
NET INCOME (LOSS).....................  $ 7,292    $  4,923     $ 2,011       $(6,934)       $  7,292
                                        =======    ========     =======       =======        ========

                              GRANT PRIDECO, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NON-
                                        PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        -------   ----------   ----------   ------------   ------------
REVENUES..............................  $    --    $318,536     $32,376       $    --        $350,912
                                        -------    --------     -------       -------        --------
COSTS AND EXPENSES:
  Cost of Sales.......................       --     269,414      21,909            --         291,323
  Selling, General and
     Administrative...................       --      34,717       5,529            --          40,246
  Equity Income in Unconsolidated
     Affiliates.......................   (3,891)         --          --            --          (3,891)
  Weatherford Charges.................      500          --          --            --             500
                                        -------    --------     -------       -------        --------
                                         (3,391)    304,131      27,438            --         328,178
                                        -------    --------     -------       -------        --------
OPERATING INCOME......................    3,391      14,405       4,938            --          22,734
                                        -------    --------     -------       -------        --------
OTHER INCOME (EXPENSE):
  Interest Expense....................   (8,156)     (3,066)       (350)           --         (11,572)
  Equity in Subsidiaries, Net of
     Taxes............................    7,206          --          --        (7,206)             --
  Other, Net..........................       --        (780)        433            --            (347)
                                        -------    --------     -------       -------        --------
                                           (950)     (3,846)         83        (7,206)        (11,919)
                                        -------    --------     -------       -------        --------
INCOME (LOSS) BEFORE INCOME TAXES.....    2,441      10,559       5,021        (7,206)         10,815
INCOME TAX (PROVISION) BENEFIT........    3,862      (6,042)     (2,194)           --          (4,374)
                                        -------    --------     -------       -------        --------
NET INCOME (LOSS) BEFORE MINORITY
  INTEREST............................    6,303       4,517       2,827        (7,206)          6,441
MINORITY INTEREST.....................       --          --        (138)           --            (138)
                                        -------    --------     -------       -------        --------
NET INCOME (LOSS).....................  $ 6,303    $  4,517     $ 2,689       $(7,206)       $  6,303
                                        =======    ========     =======       =======        ========

                              GRANT PRIDECO, INC.

                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NON-
                                        PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS     COMBINED
                                        -------   ----------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash (Used) Provided by
     Operating Activities.............  $(4,286)   $ 14,295     $ 42,647        $--          $ 52,656
                                        -------    --------     --------        ---          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of
     Cash Acquired....................   (6,913)     (1,723)      (2,067)        --           (10,703)
  Capital Expenditures for Property,
     Plant & Equipment................       --      (9,620)      (5,175)        --           (14,795)
                                        -------    --------     --------        ---          --------
          Net Cash Used by Investing
            Activities................   (6,913)    (11,343)      (7,242)        --           (25,498)
                                        -------    --------     --------        ---          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net.............       --      (6,207)     (47,401)        --           (53,608)
  Predecessor Stockholder's
     Investment.......................   11,199          --       10,924         --            22,123
                                        -------    --------     --------        ---          --------
          Net Cash Provided (Used) by
            Financing Activities......   11,199      (6,207)     (36,477)        --           (31,485)
                                        -------    --------     --------        ---          --------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS.........................       --      (3,255)      (1,072)        --            (4,327)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR.............................       --       4,113        1,957         --             6,070
                                        -------    --------     --------        ---          --------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR................................  $    --    $    858     $    885        $--          $  1,743
                                        =======    ========     ========        ===          ========

                              GRANT PRIDECO, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   NON-
                                         PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -------   ----------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash (Used) Provided by Operating
     Activities........................  $  (903)   $(48,999)    $ 11,562        $--          $(38,340)
                                         -------    --------     --------        ---          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of
     Cash Acquired.....................       --        (867)          --         --              (867)
  Capital Expenditures for Property,
     Plant & Equipment.................       --     (13,358)      (1,753)        --           (15,111)
                                         -------    --------     --------        ---          --------
          Net Cash Used by Investing
            Activities.................       --     (14,225)      (1,753)        --           (15,978)
                                         -------    --------     --------        ---          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit
     Facility..........................       --      45,100        2,359         --            47,459
  Repayments on Debt, Net..............   (3,548)     (7,245)      (3,750)        --           (14,543)
  Proceeds from Stock Option
     Exercises.........................    1,036          --           --         --             1,036
  Purchases of Treasury Stock..........     (671)         --           --         --              (671)
  Predecessor Stockholder's
     Investment........................    4,086      21,583       (7,937)        --            17,732
                                         -------    --------     --------        ---          --------
          Net Cash Provided (Used) by
            Financing Activities.......      903      59,438       (9,328)        --            51,013
                                         -------    --------     --------        ---          --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.....................       --      (3,786)         481         --            (3,305)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR..............................       --       4,998        1,206         --             6,204
                                         -------    --------     --------        ---          --------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR.................................  $    --    $  1,212     $  1,687        $--          $  2,899
                                         =======    ========     ========        ===          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our results of operations for the three and nine months ended September 30, 2000 and 1999, and our current financial position. This discussion should be read in conjunction with our financial statements that are included with this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission in our Registration Statement on Form 10, as amended.

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

GENERAL

     We are the world's largest manufacturer and supplier of drill pipe and other drill stem products and are a leading North American provider of high-performance engineered connections and premium tubing and casing used in challenging onshore and offshore applications. Drill stem products are used in drilling oil and gas wells while engineered connections and premium tubing and casing are used to complete successful oil and gas wells and to facilitate production. Our customers include major, independent and state-owned oil companies, drilling contractors, oilfield service companies, rental tool companies and North American oil country tubular goods (OCTG) distributors. We operate through 22 manufacturing facilities located in the United States, Mexico, Canada, Europe, and Asia and 30 sales, service and repair locations globally.

     We operate through two business segments: (1) drill stem products and (2) engineered connections and premium tubulars.

     Our drill stem products segment generates revenues through manufacturing and selling drill pipe and other drill stem products and through licensing our technology to third party repair and maintenance shops around the world.

     Our engineered connections and premium tubulars segment generates revenues by

     - manufacturing and selling high-performance engineered connections and premium tubing and casing and other products,

     - developing customer-specified premium engineered connections and tubular solutions for planned wells,

     - providing field service personnel who assist rig operators at the rig site in utilizing our connection technologies and other products and

     - licensing our technologies.

     For the nine months ended September 30, 2000, we derived 54% of our revenues from our engineered connections and premium tubulars segment and 46% of our revenues from our drill stem segment. For the same time period, 97% of our revenues resulted from U.S. and Canadian sales and 3% of our revenues resulted from sales outside the U.S. and Canada. As conditions in the oil and gas industry continue to improve, we expect our drill stem revenues and international revenues to represent a larger percentage of our revenue base.

     Until April 14, 2000, we were a wholly owned subsidiary of Weatherford International, Inc. We were spun off from Weatherford on April 14, 2000, through a distribution by Weatherford to its stockholders of all of our common stock.

MARKET FUNDAMENTALS

     Our business is materially dependent on drilling and production activity and the associated demand for our drill stem products and engineered connections and premium tubulars. Generally, demand for our drill stem products and engineered connections and premium tubulars closely follows the domestic and international rig count, which closely follows the prices of oil and gas.

     The following table sets forth certain information with respect to oil and natural gas prices at the dates indicated and the monthly North American (U.S. and Canadian) and international rig counts for the months reflected:

                                                           HENRY HUB   NORTH AMERICAN   INTERNATIONAL
                                              WTI OIL(1)    GAS(2)      RIG COUNT(3)    RIG COUNT(3)
                                              ----------   ---------   --------------   -------------
September 30, 2000..........................    $30.87       $5.15         1,325             714
December 31, 1999...........................     24.79        2.29         1,183             574
September 30, 1999..........................     24.51        2.35           971             557

---------------

(1) Price per barrel of West Texas Intermediate crude oil as of the dates presented above -- Source: U.S. Energy Information Administration

(2) Price per MM/BTU as of the dates presented above -- Source: U.S. Energy Information Administration

(3) Source: Baker Hughes Rig Count

     In addition to changes in prices of oil and gas and the domestic and international rig count, demand for our products and services is affected by increasingly harsh well conditions. Drill stem products are consumable and wear out through a combination of friction and metal fatigue. In recent years, we have seen increasing intensity of use in drill stem products which causes our drill stem products to wear out faster. This increased intensity of use results from more wells being drilled either directionally or horizontally, which results in far higher abrasion and bending loads than in vertical wells, more gas wells being drilled today, which typically are drilled to greater depths than oil wells, and the increasing prevalence of top drive rigs, which place more torsional stress on drill pipe than traditional rotary table rigs. We believe this trend will favorably impact demand for our drill stem products.

     We believe that, absent substantial declines in oil and gas prices and rig count, demand for our engineered connections and premium tubulars should continue to increase. The average working drilling rig uses more drill pipe per month than the average rig ten years ago. Factors influencing this pattern include increases in the average depths of wells and in the percentage of gas wells being drilled. Generally, as well depths increase it is more likely that engineered connections and premium tubulars, such as those we manufacture, will be used as opposed to American Petroleum Institute (API) standard products. In addition, gas wells encounter higher reservoir pressures and require larger diameter tubulars with thicker walls and higher strength steel grades, and thus usually require engineered connections and premium tubulars as opposed to API-standard products.

FUTURE TRENDS AND EXPECTATIONS

     Demand for our products has improved significantly over 1999 levels due to improvements in the prices of oil and gas. We currently expect continued improvements in demand for our drill pipe and other drill stem products during the fourth quarter of 2000, with further improvements occurring in 2001. We expect this trend to occur as excess drill pipe inventories that accumulated following the decline in drilling in 1998 will continue to deplete. However, the level of excess drill pipe inventory is difficult to estimate, and we cannot be certain that those inventories will deplete in line with our expectations. We expect demand for our engineered connections and premium tubular products to remain strong during these periods as well. Nevertheless, demand for all of our products continues to be highly dependent upon drilling activity and the price of oil and gas, and any material decline in the price of oil and gas or drilling activity could result in a further delay in, or lack of, a complete recovery in our industry. In addition, international demand for our products and services has not recovered as quickly as domestic demand for our products and services. We do not expect a full market recovery until international rig counts and drilling activity fully recover to peak 1997 levels and excess inventory levels are depleted.

     We expect our profitability will be favorably impacted by various strategic actions that we took while market conditions remained depressed during 1998 and 1999. These actions included the following:

     - In June 1998, we acquired T.F. de Mexico S.A. de C.V. for approximately $59.0 million, a manufacturer of tool joints for our drill stem operations, and in July 1999, we acquired a 50.01% interest in Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG for approximately $32.6 million, which owns a tubular mill in Austria with a capacity of approximately 300,000 metric tons that is capable of supplying a large portion of our green tube requirements. With the combination of the T.F. de Mexico and Voest-Alpine acquisitions, we became the only fully-integrated manufacturer of drill pipe in the world, which we believe provides us with substantial cost savings as compared to our competitors.

     - During 1999, we consummated six other strategic acquisitions for $11.2 million in cash, $6.6 million in notes payable and assumed debt and 0.45 million shares of Weatherford common stock.

     - During 1998, we acquired an additional manufacturer of drill pipe and other drill stem products, for $29.0 million.

     - During 1999, we instituted a manufacturing consolidation that we expect to complete by early 2001.

     We believe these strategic actions have the potential to significantly reduce our costs through lower tubular purchase costs from Voest-Alpine, lower tool joint costs from T.F. de Mexico and plant consolidations. Although we already have realized some of the benefit of these strategic actions, we do not expect to realize this full benefit unless and until we see a full recovery of demand for our products.

     Our expectations for future increased product demand and costs savings as described above are forward-looking statements. While we believe these expectations are reasonable, we encourage you to review the section entitled "Forward Looking Statements" for a discussion of possible reasons we may not experience this increased demand or why, even if we do, we may not realize the full benefit in our revenues or profitability or from our expected cost savings described above.

RESULTS OF OPERATIONS

  Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

  GENERAL

     Net income was $7.3 million, or $0.07 per diluted share, on operating revenue of $131.2 million for the third quarter 2000, as compared to a net loss of $10.4 million, or $0.10 per diluted share, on operating revenues of $58.9 million for the third quarter 1999.

  SEGMENT RESULTS

     Drill Stem Products

     The following table sets forth additional data regarding the results of our drill stem products segment for the three months ended September 30, 2000 and 1999:

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  PERCENTAGES)
Revenues....................................................   $65,831     $17,305
Gross Profit................................................    14,005      (1,322)
Gross Profit %..............................................      21.3%       (7.6)%
Selling, General and Administrative.........................   $ 4,217     $ 3,739
Operating Income............................................    11,589      (5,061)
EBITDA(a)...................................................    15,364      (1,258)

---------------

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

     Revenues. Revenues increased $48.5 million, or 280%, in the third quarter 2000 as compared to the same period in 1999 due primarily to significant increases in oil and gas drilling and completion activity. The average North American and International rig counts increased by 45% and 18%, respectively, during the third quarter 2000 as compared to the same period in 1999.

     Gross Profit. Gross profit increased $15.3 million in the third quarter 2000 as compared to the third quarter 1999. The increase was due to increased sales reflecting primarily the strengthening demand for our products as oil and gas production activity continues to recover from the low levels in 1999. Results for 2000 were also favorably affected by reduced raw material costs as a result of our investment in Voest-Alpine.

     Selling, General and Administrative. Selling, general and administrative expenses decreased as a percentage of revenues from 22% in the third quarter 1999 to 6% in the third quarter 2000. The decrease was due primarily to a higher revenue base related to the increased oil and gas drilling activity, partially offset by increased staffing levels.

     Operating Income. Operating income increased $16.7 million in the third quarter 2000 as compared to the same period in 1999. The increase was due primarily to increased sales reflecting the strengthening demand for our products as oil and gas production activity continued to recover from the low levels in 1999, coupled with reduced raw material costs and equity earnings related to our investment in Voest-Alpine. This increase was partially offset by our increased staffing levels in order to meet customers' growing demand for our products.

     Engineered Connections and Premium Tubulars

     The following table sets forth additional data regarding the results of our engineered connections and premium tubulars segment for the three months ended September 30, 2000 and 1999:

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  PERCENTAGES)
Revenues....................................................   $65,401     $41,546
Gross Profit................................................    14,130       1,778
Gross Profit %..............................................      21.6%        4.3%
Selling, General and Administrative.........................   $ 4,628     $ 4,226
Operating Income (Loss).....................................     9,502      (2,448)
EBITDA......................................................    13,391       1,150

     Revenues. Revenues increased $23.9 million, or 57%, in the third quarter 2000 as compared to the third quarter 1999 due primarily to significant increases in oil and gas drilling and completion activity. The average North American and International rig counts increased by 45% and 18%, respectively, during the third quarter 2000 as compared to the same period in 1999. The growth in revenues reflects the continued demand for our highly engineered tubing and casing products for critical deep gas and offshore drilling and completion applications as well as improved demand for our newly developed premium thread technology.

     Gross Profit. Gross profit increased $12.4 million in the third quarter 2000 as compared to the third quarter 1999. The increase relates primarily to growth in demand for our highly engineered tubing and casing products and price increases we initiated in 2000. Additionally, production volume increased, which provided increased utilization of manufacturing facilities and higher fixed cost absorption.

     Selling, General and Administrative. Selling, general and administrative expenses decreased as a percentage of revenues from 10% in the third quarter of 1999 to 7% in the third quarter 2000. The decrease was due primarily to cost reduction efforts implemented in 1999 coupled with a higher revenue base in 2000.

     Operating Income (Loss). Engineered connections and premium tubulars operating income increased $12.0 million in the third quarter 2000 as compared to the third quarter 1999. The significant improvement in operating income reflects the increase in demand for our premium tubular products driven by the increased oil and gas drilling and completion activity.

     Other Items

     Corporate General and Administrative. Corporate general and administrative expenses increased $1.0 million in the third quarter 2000 as compared to the third quarter 1999. The increase is primarily due to overhead costs for additional financial, accounting, legal, marketing and other administrative expenses required by Grant Prideco as a separate public entity following our spinoff from Weatherford in April 2000.

     Interest Expense. Interest expense increased $1.3 million in the third quarter 2000 as compared to the third quarter 1999. The increase was due to the change in the Weatherford subordinated note rate from 7.25% in 1999 to 10% in 2000 coupled with interest related to the revolving credit and letter of credit facility agreement which we entered into in April 2000.

     Tax (Provision) Benefit. The effective tax rate in the third quarter 2000 was 37%, as compared to 28% in the third quarter 1999. The lower effective tax rate for 1999 reflects the unfavorable impact of certain nondeductible expenses.

     Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

  GENERAL

     For the nine months ended September 30, 2000, net income was $6.3 million, or $0.06 per diluted share, on operating revenues of $350.9 million, as compared to a net loss of $17.4 million, or $0.18 per diluted share, on operating revenues of $196.8 million for the nine months ended September 30, 1999.

Drill Stem Products

     The following table sets forth additional data regarding the results of our drill stem products segment for the nine months ended September 30, 2000 and 1999:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   PERCENTAGES)
Revenues....................................................   $162,353     $88,900
Gross Profit................................................     22,106      14,468
Gross Profit %..............................................       13.6%       16.3%
Selling, General and Administrative.........................   $ 11,820     $10,434
Operating Income............................................     14,177       4,034
EBITDA......................................................     25,839      14,765

     Revenues. Revenues increased $73.5 million, or 83%, for the nine months ended September 30, 2000 as compared to the same period in 1999 due primarily to significant increases in oil and gas drilling and completion activity. The average North American and International rig counts increased by 34% and 16%, respectively, during the nine months ended September 30, 2000 as compared to the same period in 1999.

     Gross Profit. Gross profit increased $7.6 million, or 53%, for the nine months ended September 30, 2000 as compared to the same period in 1999. The increase was due to increased sales primarily reflecting the strengthening demand for our products as oil and gas production activity continues to recover from the low levels in 1999. Results for 2000 were also favorably affected by reduced raw material costs as a result of our investment in Voest-Alpine. However, gross profit as a percentage of revenue decreased 2.7% in 2000 as compared to 1999. Results for 1999 benefited from favorable manufacturing absorption related to significant production for an affiliated company coupled with reduced staffing levels. During 2000, we have significantly increased staffing levels to meet customers' growing demand for our products and have incurred some inefficiencies and operational ramp up costs as these new employees are hired and undergo training.

     Selling, General and Administrative. Selling, general and administrative expenses decreased as a percentage of revenues from 12% in the first nine months of 1999 to 7% for the same period in 2000. The decrease was due primarily to a higher revenue base related to increased oil and gas drilling activity, partially offset by increased staffing levels.

     Operating Income. Operating income increased $10.1 million for the nine months ended September 30, 2000 as compared to the same period in 1999. The increase was due primarily to increased sales reflecting the strengthening demand for our products as oil and gas production activity continued to recover from the low levels in 1999, coupled with reduced raw material costs and equity earnings related to our investment in Voest-Alpine. This increase was partially offset by our increased staffing levels in order to meet customers' growing demand for our products.

Engineered Connections and Premium Tubulars

     The following table sets forth additional data regarding the results of our engineered connections and premium tubulars segment for the nine months ended September 30, 2000 and 1999:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  PERCENTAGES)
Revenues....................................................  $188,559    $107,876
Gross Profit................................................    37,483       4,631
Gross Profit %..............................................      19.9%        4.3%
Selling, General and Administrative.........................  $ 13,730    $ 12,747
Operating Income (Loss).....................................    23,753      (8,116)
EBITDA......................................................    35,166       2,494

     Revenues. Revenues increased $80.7 million, or 75%, for the nine months ended September 30, 2000 as compared to the same period in 1999 due primarily to significant increases in oil and gas drilling and completion activity. The average North American and International rig counts increased by 34% and 16%, respectively, during the nine months ended September 30, 2000 as compared to the same period in 1999. The growth in revenues reflects the continued demand for our highly engineered tubing and casing products for critical deep gas and offshore drilling and completion applications as well as improved demand for our newly developed premium thread technology.

     Gross Profit. Gross profit increased $32.9 million for the nine months ended September 30, 2000 as compared to the same period in 1999. The increase relates primarily to growth in demand for our highly engineered tubing and casing products and price increases we initiated in 2000. Additionally, production volume increased, which provided increased utilization of manufacturing facilities and higher fixed cost absorption.

     Selling, General and Administrative. Selling, general and administrative expenses decreased as a percentage of revenues from 12% for the nine months ended September 30, 1999 to 7% for the same period in 2000. The decrease was due primarily to cost reduction efforts implemented in 1999 coupled with a higher revenue base in 2000.

     Operating Income (Loss). Operating income increased $31.9 million for the nine months ended September 30, 2000 as compared to the same period in 1999. The significant improvement in operating income primarily reflects the increase in demand for our premium tubular products driven by the increased oil and gas drilling and completion activity.

Other Items

     Corporate General and Administrative. Corporate general and administrative expenses increased $3.5 million for the nine months ended September 30, 2000 as compared to the same period in 1999. The increase was primarily due to overhead costs for additional financial, accounting, legal, marketing and other administrative expenses required by Grant Prideco as a separate public entity following our spinoff from Weatherford in April 2000.

     Interest Expense. Interest expense increased $3.2 million for the nine months ended September 30, 2000 as compared to the same period in 1999. The increase was due to the change in the Weatherford subordinated note rate from 7.25% in 1999 to 10% in 2000 coupled with interest related to the revolving credit and letter of credit facility agreement which we entered into in April 2000.

     Tax (Provision) Benefit. The effective tax rate for the nine months ended September 30, 2000 was 40%, as compared to 27% for the same period in 1999. The lower effective tax rate for 1999 reflects the unfavorable impact of certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

  Overview

     As a wholly owned subsidiary of Weatherford prior to our spinoff in April 2000, our liquidity and capital resources historically have been provided from cash flow from operations and cash provided to us by Weatherford. As an independent entity following the spinoff, our liquidity and capital resources now depend upon our cash flow from operations and our ability to raise capital from third parties.

     At September 30, 2000, we had cash and cash equivalents of $2.9 million and working capital of $177.7 million as compared to cash and cash equivalents of $6.2 million and working capital of $164.6 million at December 31, 1999. At September 30, 2000, we also had $4.9 million in restricted cash related to our 54% interest in H-Tech that is subject to dividend and distribution restrictions.

     The following table summarizes our cash flows provided (used) by operating activities, net cash used by investing activities and net cash provided (used) by financing activities for the periods presented (in thousands):

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                                   (UNAUDITED)
Net Cash (Used) Provided by Operating Activities............  $(38,340)     $ 52,656
Net Cash Used by Investing Activities.......................   (15,978)      (25,498)
Net Cash Provided (Used) by Financing Activities............    51,013       (31,485)

     Net cash flow provided by operating activities decreased by $91.0 million in 2000 due to increased working capital requirements to support the significant increase in demand for our products. Net cash used by investing activities decreased by $9.5 million in 2000 due primarily to reduced business acquisitions activity. Net cash provided by financing activities increased by $82.5 million due primarily to borrowings of $47.5 million on our revolving credit facility, which we entered into on April 14, 2000, and lower principal payments on debt. In March 1999, we repaid $48.5 million in debt related to our December 1998 acquisition of T.F. de Mexico.

  Capital Expenditures

     Capital expenditures for property, plant and equipment totaled $15.1 million and $14.8 million for the nine months ended September 30, 2000 and 1999, respectively. We currently expect to expend approximately $6.0 million for capital expenditures for property, plant and equipment during the remainder of 2000 related to our manufacturing consolidation projects, maintaining the existing equipment base and for improvements to our various facilities. We also estimate that our required principal and interest payments for our outstanding debt to be approximately $4.1 million for the remainder of 2000. We currently expect to satisfy all required capital expenditures and debt service requirements during the remainder of 2000 from operating cash flows, existing cash balances and our revolving credit facility. Acquisitions and expansions will be financed from cash flow from operations, borrowings under our credit facility, or through a combination of the issuance of equity and debt financing. We expect that we would issue debt only to the extent that it is consistent with our objective of maintaining a conservative capital structure.

  Credit Facility and Long-Term Debt

     On April 14, 2000, we entered into a $100.0 million revolving credit and letter of credit facility with a syndicate of U.S. banks. The credit facility is secured by our U.S. and Canadian inventories, equipment and receivables and is guaranteed by our domestic subsidiaries. Borrowings under the credit facility are based on the lender's determination of the collateral value of the inventories and receivables securing the credit facility. The credit facility also provides us with availability for stand-by letters of credit and bid and performance bonds. We are required to comply with various affirmative and negative covenants as well as maintenance covenants relating to fixed charge coverage and net worth. These covenants also place limits on our ability to incur new debt, engage in certain acquisitions and investments, grant liens, pay dividends and make distributions to our stockholders. As of September 30, 2000, we had borrowed $47.5 million under the credit facility, $6.3 million had been used to support outstanding letters of credit, and $46.2 million were available for borrowing under the credit facility. As of October 31, 2000, we had borrowed $63.3 million under the credit facility, with an average interest rate of 9.1%. Additionally, at September 30, 2000, $0.8 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the revolving credit and letter of credit facility.

     In connection with the spinoff, we issued a $100.0 million unsecured subordinated note to Weatherford with an annual interest rate of 10%. Interest payments are due quarterly and principal and all unpaid interest is due no later than March 31, 2002.

     In connection with our July 1999 investment in Voest-Alpine, we incurred debt denominated in Austrian schillings for 319.8 million Austrian schillings. As of September 30, 2000, principal of $5.0 million is payable over two years in four equal installments in each January and July until July 2002. Additionally, remaining principal of $12.4 million is payable over the next 6 1/2 years out of the annual dividend payable to us as a shareholder of Voest-Alpine. Any remaining principal balance that has not been repaid by July 2004, is payable in five equal semi-annual installments beginning on December 1, 2004. Beginning May 2000, Voest-Alpine changed their functional currency from Austrian schillings to Euros; therefore, our debt to Voest-Alpine is now payable in Euros. Voest-Alpine's change in functional currency to Euros had no material effect on our financial condition or results of operations. Interest on the Voest-Alpine debt is payable every six months beginning January 2000. The interest rate as of September 30, 2000 was 4.9% per annum.

     As part of our arrangement to invest in Voest-Alpine, we entered into a four-year supply contract with Voest-Alpine. Under this agreement, we agreed to purchase a minimum of 45,000 metric tons of tubulars for the first twelve months of the agreement and 60,000 metric tons per year for the next three years at a negotiated third party price that we believe to be beneficial. The volume requirements fixed in the supply agreement were based on our anticipated needs for tubulars of the type manufactured by Voest-Alpine and represented less than half of our normal worldwide requirements for this type of tubular. Because this agreement requires us to purchase tubulars regardless of our needs, our purchases under this agreement may be made for inventory during periods of low demand. These types of purchases will require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to use or sell all of the tubular products we are required to purchase from Voest-Alpine.

     We intend to pursue a private placement of $200 million of senior debt securities. Proceeds from this private placement would be used primarily to refinance our subordinated note to Weatherford as well as debt outstanding under our credit facility and for general working capital purposes.

FINANCIAL INSTRUMENTS

     We currently are exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks relate to fluctuations in foreign currency exchange rates and changes in interest rates. We do not believe these risks are material.

     FOREIGN CURRENCY RISK

     The functional currency for most of our international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. We hedge our exposure to changes in foreign exchange principally with forward contracts.

     Forward contracts designated as hedges of foreign currency transactions are marked to spot with the resulting gains and losses similarly recognized in earnings, offsetting losses and gains on the transactions hedged. Gains and losses on forward contracts designated as hedges of identifiable foreign currency firm commitments are not recognized until the underlying transaction is recorded. We enter into foreign exchange contracts only as a hedge against existing economic exposures and not for speculative or trading purposes. The counterparties to our foreign exchange contracts are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is immaterial. At September 30, 2000, we had open forward contracts to exchange U.S. dollars for Euros and Austrian schillings totaling $31.1 million.

     Gains and losses attributable to the translation of the Voest-Alpine Debt are included as a separate component of Stockholders' Equity since the Voest-Alpine Debt, is designated as, and is effective as, a partial economic hedge of the net investment in Voest-Alpine.

     If a 10% devaluation in the Austrian schilling and the Euro compared to the U.S. dollar were to occur subsequent to September 30, 2000, the fair value of the open forward contracts would be $28.0 million.

     INTEREST RATES

     We are and will be subject to interest rate risk on our long-term fixed interest rate debt. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Excluding the Weatherford note, most of our borrowings are at variable rates and therefore the fair value of these borrowings approximates book value. As of September 30, 2000, it is not practical to estimate the fair market value of the Weatherford note as our borrowing rates have not yet been determined.

TAX MATTERS

     As a result of our spinoff from Weatherford, subsequent to April 14, 2000 we are no longer able to combine the results of our operations with those of Weatherford in reporting income for United States federal income tax purposes and for income tax purposes in some states and foreign countries. We believe this will not have a material adverse effect on our earnings. Under the terms of a tax allocation agreement with Weatherford, we will not have the future benefit of any prior tax losses or benefits incurred as part of a consolidated return with Weatherford. Moreover, we will be liable to Weatherford for any corporate level taxes incurred by Weatherford as a result of the spinoff, except to the extent the taxes arise solely as a result of a change of control of Weatherford.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarized the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply SAB 101 in the fourth quarter of 2000, retroactive to the first quarter of 2000. We believe that the adoption of this statement will not have a material impact on our financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 has been amended by SFAS No. 137, which delays the effective date to fiscal years beginning after June 15, 2000. In May 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. We are currently completing an assessment of our derivative instruments as well as a plan for implementation. We do not believe that the adoption of SFAS No. 133 and SFAS No. 138 will have a material impact on our financial position or results of operations.

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

     A Downturn or Stagnation in Market Conditions Could Affect Projected Results. Our forward-looking statements assume improvements in demand for our products and services during the fourth quarter of 2000 and in 2001 and any unexpected material declines in oil and gas prices or other market trends or stagnation in demand would likely affect the forward-looking information contained in this report. Our estimates as to future results and industry trends make assumptions regarding the future prices of oil and gas and their effect on the demand and pricing of our products and services. In analyzing the market and its impact on us for the remainder of 2000, we have made the following assumptions:

     - The recent increases in the price of oil and demand for natural gas will result in stronger improvements in our businesses in the fourth quarter of 2000.

     - Excess drill stem inventories will continue to fall during the fourth quarter of 2000.

     - Oil prices will not fall below $25 per barrel for the remainder of 2000. Average natural gas prices for the remainder of 2000 will remain at or near their current levels. Drilling activity will increase stronger beyond normal demand as oil companies seek to replace and produce reserves that were not replaced or produced in 1999 or the first three quarters of 2000.

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

     A Decline or Stagnation in Rig Count Could Adversely Affect the Demand for Our Products and Services. Our operations were materially affected by the decline in the rig count during 1998 and 1999. Although rig counts have improved from historical lows during this period, a decline or stagnation in the North American and international rig counts would adversely affect our results. Our forward-looking statements assume an improvement in the rig count during the remainder of 2000 and, in 2001, including international rig count.

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

     Currency Fluctuations Could Have a Material Adverse Financial Impact. A material decline in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from changes in currencies because our financial position is generally U.S. dollar based or hedged with forward contracts. For those revenues denominated in local currency the effect of foreign currency fluctuations is largely mitigated because local expenses are denominated in the same currency. Our long-term supply contract with Voest-Alpine, however, is denominated in Euros with no offsetting revenues in Euros, and we cannot currently hedge against this contract for its entire term. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could adversely affect our results of operations. We have assumed no such material changes will occur.

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

     A Write-off of Our Investment in India Could Adversely Affect our Results of Operations. In 1999 we decided to terminate our manufacturing arrangement with Oil Country Tubular Limited ("OCTL") in India. This decision was made in light of the existing market and difficulties arising from the political situation between India and countries where OCTL's principal customers reside. This decision resulted in our need to write off a $7.8 million deposit previously paid to OCTL for future products and $1.7 million of our equipment located in India in the fourth quarter of 1999. We are currently seeking to collect approximately $17.6 million in receivables and advances provided by us to OCTL through a combination of cash, equity of OCTL and products from OCTL. We are in discussions with OCTL regarding this matter and are unable to predict the outcome of these discussions.

     Based on financial information of OCTL known to us and our general knowledge of the business and assets of OCTL, OCTL would appear to have a sufficient asset and equity value to allow for a restructuring of its remaining $17.6 million in debt owed to us. There is, however, uncertainty as to how much, if any, of the amounts owed to us by OCTL will ultimately be collected. Accordingly, there can be no assurance that we will be able to fully realize the amounts owed to us by OCTL or that additional charges relating to India will not be required in the near term as the negotiation and collection process continues. Our forward-looking statements assume we will not be required to write-off all or a portion of our India investment.

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

     See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Financial Instruments".

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER ITEMS.

     None.

ITEM 6. EXHIBITS.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          27.1           -- Financial Data Schedule.

                                   SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GRANT PRIDECO, INC.

                                            By: /s/ FRANCES R. POWELL
                                              ----------------------------------
                                              Frances R. Powell
                                              Vice President and Chief Financial
                                                Officer

Date: November 9, 2000

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          27.1           -- Financial Data Schedule.