Form 10-K405
period 2000-12-31
GRANT PRIDECO INC
filed 2001-03-27
CIK 1097313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-13857

                              GRANT PRIDECO, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0312499
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)
           1450 LAKE ROBBINS DRIVE
                  SUITE 600
             THE WOODLANDS, TEXAS                                  77380
   (Address of principal executive offices)                      (Zip code)

                                 (281) 297-8500
              (Registrant's telephone number, including area code)
       Securities to be registered pursuant to Section 12(b) of the Act:

                   TITLE OF                                NAME OF EACH EXCHANGE
                  EACH CLASS                                ON WHICH REGISTERED
                  ----------                               ---------------------
   Common Stock, par value $0.01 per share                New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by nonaffiliates as of March 13, 2001: $2,119,378,910

     Number of shares of Common Stock outstanding as of March 13, 2001:
108,597,436

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

     (1) Proxy statement for the 2001 annual meeting of shareholders -- Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                              PART I

Item 1.  Business...........................................     1
  General...................................................     1
  Drilling Products Segment.................................     3
  Engineered Connections Segment............................     5
  Manufacturing Processes and Raw Materials.................     8
  Other Business Data.......................................     9
Item 2.  Properties.........................................    11
Item 3.  Legal Proceedings..................................    12
Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................    12

                             PART II
Item 5.  Market For Registrant's Common Equity and Related
  Stockholder Matters.......................................    13
Item 6.  Selected Financial Data............................    14
Item 7.  Management's Discussion and Analysis of Financial
Condition and
          Results of Operations.............................    15
  General...................................................    15
  Market Trends and Outlook.................................    15
  Results of Operations.....................................    19
  Liquidity and Capital Resources...........................    29
  Forward-Looking Statements and Exposures..................    33
Item 7A.  Quantitative and Qualitative Disclosures About
  Market Risk...............................................    38
Item 8.  Financial Statements and Supplementary Data........    40
Item 9.  Changes in and Disagreements with Accountants on
Accounting and
          Financial Disclosure..............................    81

                             PART III
Item 10.  Directors and Executive Officers of the
  Registrant................................................    81
Item 11.  Executive Compensation............................    81
Item 12.  Security Ownership of Certain Beneficial Owners
  and Management............................................    81
Item 13.  Certain Relationships and Related Transactions....    81

                             PART IV
Item 14.  Exhibits, Financial Statement Schedules and
  Reports on Form 8-K.......................................    81
  Signatures................................................    84

                                   FORM 10-K

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Grant Prideco is the world's largest manufacturer and supplier of oilfield drill pipe and other drill stem products and one of the leading North American providers of high-performance engineered connections and premium tubing and casing. Our drill stem products are used to drill oil and gas wells while our engineered connections and premium tubing and casing are products used to complete oil and gas wells once they have been successfully drilled. Our customers include major, independent and state-owned oil companies, drilling contractors, oilfield service companies and North American oil country tubular goods (OCTG) distributors. We operate 22 manufacturing facilities located in the United States, Mexico, Canada, Europe, and Asia and 30 sales, service and repair locations globally.

     We conduct our operations through two business segments:

     Drilling Products. Our drilling products segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavy weight drill pipe and accessories. These drill stem products make up the principal tools (other than the rig) used for the drilling of an oil or gas well that are located between the rig floor and the bit. Our drilling products are highly engineered tools specifically designed for today's difficult and harsh drilling environments and include a wide variety of sizes, designs and metallurgy. This segment also manufactures drill pipe and other products used in the industrial markets for fiber optic cable installation and water well drilling.

     With increased offshore and natural gas drilling activity, demand for our proprietary line of eXtreme(TM) drilling products has grown. This value-added product line is specifically designed for extreme drilling conditions such as extended reach, directional, horizontal, deep gas, offshore and ultra-deepwater drilling as well as high-temperature, high-pressure and corrosive well conditions. Operators and drilling contractors have embraced this product line as a way to improve their efficiency and assure performance when drilling under these conditions. We believe that our eXtreme product line offers some of the highest-performance drilling products ever brought to market and provides our customers with engineered solutions for some of the most challenging drilling applications.

     Sales of our drilling products are materially affected by the domestic and worldwide rig counts and customer drill pipe inventory levels. Demand for drilling products was very depressed during 1999 and early 2000 due to extremely low drilling activity. Demand increased slowly during 2000 as the North American rig count increased and our customers began to re-deploy their rigs and utilize their existing drill pipe inventory. As we entered into 2001, the demand for all of our drilling products improved significantly such that we currently have a drill pipe backlog of around six months. We expect that this demand and backlog will grow throughout 2001 and into 2002 as offshore and international drilling increases and older drill pipe on existing rigs is replaced.

     Engineered Connections. Our engineered connections segment designs, manufactures and sells a complete line of premium engineered connections and associated premium tubular products and accessories. The term "engineered" connections refers to threaded connections with a gas-tight seal and the ability to handle high torque, tension and pressure. "Premium" tubulars are seamless casing and tubing (as opposed to rolled welded) with high-alloy chemistry and superior burst and collapse-resistance characteristics under harsh conditions. Our connections and premium products are used primarily for the completion of gas wells and offshore and other wells that are drilled in harsh high temperature or high-pressure environments or in environmentally sensitive areas.

     Our premium connection and tubular product offerings include Atlas Bradford(R) premium engineered connections and tubing, TCA(TM) premium casing, Tube-Alloy(TM) vacuum insulated tubing and tubular accessories, and XL Systems(TM) large diameter marine conductors and related installation services. We also provide premium and API threaded couplings and third party connections on specialty, completion and other products. We have been involved in the design and development of premium oilfield connections for over 40 years and are recognized in the industry as one of the leading providers of premium connection technology.

     We generally market and sell our connections either as a service where our connection is threaded on a customer's tubular or tool or as a part of a complete product manufactured or supplied by us, e.g. when we sell our own premium casing, tubing or couplings threaded with our premium connections. The market for premium connections and tubulars is heavily dependent on oil and gas completion activity and, in the case of tubing and casing, the level of distributor inventories of oil country tubular goods.

  Business Strategy

     Our principal objective is to maximize shareholder value. In the short term, we intend to accomplish this objective by focusing on the financial performance of our existing businesses and assets. We are currently concentrating on improving the pricing of our products, increasing our sales through increased manufacturing capabilities and market innovation and reducing our manufacturing and other costs. We are beginning to see the preliminary results from actions that were recently implemented and we expect that our efforts will result in higher returns to our shareholders and will allow us to compete effectively in both strong and weak markets.

     Longer term, we believe that our company must position itself for growth beyond that of the rest of the industry. To achieve this goal, our strategy is to build on our core strengths and to take advantage of new opportunities in our industry as they present themselves. In doing so, we intend to:

     - Continually maintain and strengthen our position as the world's leading provider of drill stem products. We expect to accomplish this objective by adding new technologies and products and improving our manufacturing processes and cost structure. We are currently implementing a capital improvement program aimed at improving our efficiency and automating much of our drill pipe manufacturing, with the goal of substantially reducing our manufacturing costs and making our Navasota drill pipe operations the lowest cost operation in the industry. We also intend to pursue additional international expansion opportunities and may seek further integration opportunities where desirable.

     - Improve our threaded connection technology and market position by developing new thread designs either alone or through joint ventures with other industry leaders, such as our connection project for expandable tubulars with Enventure Global Technology, LLC.

     - Add new capabilities that are complimentary to our existing product lines through acquisitions, internal development and strategic joint venture and alliance arrangements, such as our titanium drill pipe joint venture with RTI Energy Systems, Inc. We expect that these new capabilities will build on our strengths in the areas of manufacturing, drilling and natural gas and offshore development and production. We also intend to look for new technologies that will add value to our customers and distinguish us from our competitors.

     - Grow through future opportunistic-based acquisitions. Although future opportunities cannot easily be predicted, our future acquisitions would likely seek to reduce some of the cyclical exposure of our drilling products operations by focusing on secular growth opportunities and businesses that participate in different phases of the drilling and production cycle than we currently do.

  The Spinoff

     Until April 14, 2000, we were a wholly-owned subsidiary of Weatherford International, Inc. (Weatherford). We were spun off from Weatherford on April 14, 2000, through a distribution by Weatherford to its stockholders of all of our common stock to allow both companies to focus on growth strategies and capital structures appropriate for their respective businesses. As a result of the spinoff, Weatherford no longer has an ownership interest in us.

DRILLING PRODUCTS SEGMENT

     Our drilling products segment manufactures and sells a variety of drill stem products used for the drilling of oil and gas wells. The principal products sold by this segment are: (1) oil field drill pipe, (2) drill collars and heavy weight drill pipe, and (3) drill stem accessories. We also manufacture and sell tool joints (i.e. connections) to other drill pipe manufacturers as well as industrial drill pipe for use in the utility, construction and water well industries. The following chart sets forth sales by principal product in our drilling products segment for 1998, 1999 and 2000:

                   DRILLING PRODUCTS REVENUE BY PRODUCT LINE

                                [REVENUE GRAPH]

                                              1998      1999     2000
                                             -----     -----     -----
Oil Field Drill Pipe                           81%       64%      66%
Drill Collars and Heavy Weight Drill Pipe      10%       13%      14%
Drill Stem Accessories                          9%       23%      14%
Industrial                                     --        --        6%

     Our drilling products are sold to a variety of customers, including oil and gas drilling contractors, rental tool companies, and major, independent and state-owned oil and gas companies. Our customer's purchasing decisions are generally based on operational requirements, quality, price and delivery. As the complexity of wells has increased, the ability to provide to the customer a highly engineered product meeting demanding specifications has become a major competitive factor. These value-added products also generate larger average margins.

     A description of our principal drilling products follows:

     Drill Pipe

     Drill pipe is the principal mechanical tool other than the rig required for the drilling of an oil or gas well. Its primary purpose is to connect the above surface drilling rig to the drill bit. An average drilling rig will have an inventory of 10,000 to 25,000 feet of drill pipe associated with it depending on the size and service of the rig. Joints of drill pipe are connected to each other with a welded on tool joint to form what is commonly referred to as the drill string or drill stem.

     When a drilling rig is operating, motors mounted on the rig rotate the drill pipe and drill bit. In addition to connecting the drilling rig to the drill bit, drill pipe provides a mechanism to steer the drill bit and serves as a conduit for fluids and cuttings. Drill pipe is a consumable capital good that can be used for the drilling of multiple wells. Once a well is completed, the drill pipe may be used again in drilling another well until the drill pipe becomes damaged or wears out. We estimate that the average life of a string of drill pipe is around three to five years depending on usage and that an average rig will consume between 125 and 175 joints (3,875 -- 5,425 feet) per year under normal conditions.

     In recent years, the rate of consumption of drill pipe has increased due to increased intensity of use. This increased intensity of use results from:

     - more horizontal and directional wells being drilled, which results in far higher abrasion and bending loads than in vertical wells;

     - more gas wells being drilled today, which typically are drilled to greater depths than oil wells; and

     - the increasing prevalence of top drive rigs, which place more torsional stress on drill pipe than traditional rotary table rigs.

     In 1998, we introduced our eXtreme(TM) drilling products line, which includes some of the most advanced drilling tools available in the marketplace today. We design and manufacture specialty grades of eXtreme drill pipe for use in highly corrosive and harsh environments and to withstand extreme operating conditions such as those that exist offshore and in deep wells. We are continually working internally and with strategic partners in this regard. Our eXtreme drilling products also include the first successful titanium drill pipe for short radius drilling and a new 5 7/8inches drill pipe size with hydraulic performance superior to standard 5 1/2inches pipe and economic benefits compared to standard 6 5/8inches pipe. Revenues from our eXtreme line currently makeup between 10-20% of our drill pipe revenues.

     Our principal competitors in drill pipe are Omsco (a subsidiary of Shaw Industries), IDPA (a subsidiary of V & M Tubes), and various local manufacturers in the United States and in foreign countries. We typically compete on price, quality and delivery. We are, however, the price and technological leader in our industry.

     Drill Collars

     Drill collars are used in the drilling process to place weight on the drill bit for better control and penetration. Drill collars are located directly above the drill bit and are manufactured from a solid steel bar to provide necessary weight.

     Our principal competitors for drill collars are Omsco, SMFI (a privately owned company in France) and Drilco (a subsidiary of Smith International, Inc.).

     Heavy Weight Drill Pipe and Other Drill Stem Products

     Our heavy weight drill pipe is a thick-walled seamless tubular product that is less rigid than a drill collar. Heavy weight drill pipe provides a gradual transition zone between the heavier drill collar and the relatively lighter drill pipe.

     We also provide kellys, subs, pup joints (short and odd-sized tubular products) and other drill stem accessories. These products all perform special functions within the drill string as part of the drilling process.

     Our principal competitors for heavy weight drill pipe and other drill stem products are Drilco, SMFI and Omsco.

     Industrial Drill Pipe

     In 1999, we elected to leverage off our position as the world's leading provider of oilfield drill pipe to enter into the industrial drill pipe market. Sales of this product line primarily began in 2000. The industrial market consists of horizontal directional drilling tools for laying fiber optic cables and other utility lines and drill pipe for water well drilling and construction. We believe that these areas provide a niche market in which we are uniquely positioned to become a significant force given our product expertise and cost advantages, such as economies of scale associated with our purchasing power and access to raw materials. The industrial market also provides us with a potential earnings stream outside the cyclical oil and gas industry and the ability to use our purchasing power and access to raw materials to provide us with a cost advantage.

     The industrial drill pipe market is highly diffused and price competitive. Our objective is to provide standards for the market and to position ourselves as the leader in the industry.

     Operations

     Our drilling products are manufactured in the United States, Canada, Italy, Mexico, Singapore and Indonesia. These products are sold and serviced through over 16 sales and service facilities located around the world. As of the beginning of 2001, our manufacturing operations had the ability to produce around 6.5 million feet of drill pipe a year, with that ability projected to increase to around 12 million feet per year by the end of 2001. We also are implementing a capital improvement program with the objective of automating much of our manufacturing process, reducing our costs and allowing us to respond quicker to changes in demand. Our goal is to be able to profitably manufacture at much lower production levels than we have in the past and improve our full cycle returns.

     We also own a 50.01% interest in Voest-Alpine Kindberg (Voest-Alpine), which owns a modern seamless tubular mill in Austria. Voest-Alpine sells seamless tubing for drill pipe, tubing, casing and other tubular products. Voest-Alpine's mill has the ability to produce around 300,000 metric tons of tubular products of 7inches or less in diameter a year. We have a commitment to purchase 60,000 metric tons a year for our own use. Our ownership in Voest-Alpine and our purchases from them provided us with most of the seamless tubular raw material used by us for the manufacture of our drill pipe in 2000. We also own a minority interest in a Chinese drill pipe manufacturer. The results of these two operations are reflected in our equity in unconsolidated affiliates.

ENGINEERED CONNECTIONS SEGMENT

     Our engineered connections segment provides a full range of engineered threaded connections for casing, production tubing, marine conductors and risers and completion and other accessory equipment. This segment also manufactures and sells premium casing and tubing for use with our connections and others.

     Our principal premium connection line is our Atlas Bradford(R) product line. Due to a licensing arrangement previously entered into by us in which the international rights to this connection line were licensed to a third party, we offer this product line primarily in the United States and Canada. We also offer worldwide a full line of offshore marine connections for risers and conductors through our XL Systems product line as well as proprietary connections for specialty products such as expandable casing and related completion products.

     We generally market and sell our connections either as a service where our connection is provided on a customer's tubular or tool or as a part of complete product manufactured or supplied by us, e.g. when we sell our own premium casing, tubing or couplings threaded with our premium connections. The market for premium connections is heavily dependent on oil and gas completion activity and, in the case of tubing and casing levels, distributor inventories of oil country tubular goods. In addition, because many of our premium connections are used for gas and offshore wells, the demand for our premium connections will fluctuate with drilling and development activity levels in those markets.

     The following charts set forth the revenues in 1998, 1999 and 2000 from (1) our Atlas Bradford(R) line of premium tubular connections and tubing, (2) our TCA(TM) casing product line, (3) our XL Systems(TM) marine connection and installation services, (4) our Tube-Alloy(TM) vacuum insulated tubing and tubular accessories business and (5) our Texas Arai line of premium and API couplings.

                   ENGINEERED CONNECTIONS REVENUE BY DIVISION

                                [REVENUE GRAPH]

                                      1998     1999     2000
                                      ----     ----     ----
Atlas Bradford                         35%      29%      23%
TCA Casing                             25%      25%      32%
XL Systems                             16%      12%      14%
Tube-Alloy                             10%      14%      13%
Texas Arai                             14%      20%      18%


     A description of our principal premium engineered connections and premium tubulars products offered by us follows:

     Engineered Connections

     We market our premium engineered connections primarily through our Atlas Bradford(R) product line. Through this line, we offer proprietary connections designed for all types and sizes of premium tubing and casing. We thread these connections on tubing and casing provided by third parties as well as on our own Atlas Bradford and TCA tubing and casing. Our customers use premium engineered connections when they need a connection that maintains a seal while subjected to extreme tension and compression forces. This typically occurs in gas wells and wells drilled in harsh conditions or near environmentally sensitive areas. The failure of a premium connection can be a catastrophic event, leading to the loss of a well or a blowout. Therefore, operators and oil and gas companies generally purchase the best available connection, with price as a secondary factor.

     Our Atlas Bradford line of premium engineered connections has been recognized as industry leading for more than 40 years and is the most comprehensive product line offering in the industry. We are continually developing new connections and improvements to existing connections to meet the requirements of today's harsh drilling environments. We recently introduced our Advanced NJO(TM) connection, an integral joint connection with enhanced compression and bending strength, torsion capability and external pressure sealing. We also recently developed in conjunction with Enventure Global Technology, LLC, a joint venture between Shell Oil Company and Halliburton, a premium connection for expandable tubular applications.

     We generally sell our premium engineered connections and premium tubing through major distributors in the United States and Canada. We also sell our engineered connections on premium tubing directly to operators of oil and gas wells.

     Our principal competitors for this product line are Hydril, V&M Tube, Sumitomo, Kawasaki, Nippon, Hunting Interlock, DST and numerous other smaller competitors domestically and internationally. In December 1998, we licensed the international rights outside of North America to our Atlas Bradford connections for certain sizes of carbon-based tubulars; therefore, our market for premium engineered connections currently is limited primarily to North America. Our Atlas Bradford product line represented 15% and 12% of our total revenues during 1999 and 2000, respectively.

     Premium Casing and Tubing

     Our premium casing and tubing products are offered through our TCA(TM) and Atlas Bradford(R) product lines. These product offerings are designed to address that segment of the oil field tubular goods market that requires either quick deliveries or specialty sizes, chemistries or volumes that are not generally offered by the mills. We also provide tubular processing services for major tubular steel mills.

     We manufacture and sell premium casing through our TCA product line, which includes high-performance, proprietary, and custom designed seamless OCTG from 5INCHES to 17INCHES inches in diameter as well as API casing. Our premium casing is designed for critical applications. We also assist the client in selecting or customizing optimal down-hole tubular solutions with our products. Our TCA products are sold with or without our proprietary Atlas Bradford connections.

     We also provide through our TCA product line tubular processing services for major tubular steel mills and will produce custom-designed casing to customer specifications. The process begins with a thorough review and evaluation by our technical staff. Support services include computerized casing string performance evaluations, computer-generated performance property tables, tailored technical seminars, evaluation of field applications and analysis and solutions to a wide range of tubular goods operational problems.

     To capitalize on the high value spot market, we maintain common and high-alloy green tubular inventories to provide quick delivery of custom-finished casing and coupling stock. To further meet specific customer specifications and delivery requirements, we recently introduced our Premium Pipe Pak(TM) product, a joint offering of our TCA and Atlas Bradford product lines and an independent third party inspection company. Premium Pipe Pak is an innovative bundling of proprietary premium casing, premium engineered connections and inspection services that allows the customer the option of having threaded, inspected critical-service casing shipped "rig-ready" directly to the customer's well site, which reduces costs and delivery times.

     Our Atlas Bradford(R) premium tubing is manufactured and designed to customer specifications for quick delivery or distributor inventory. Our premium tubing is generally sold only with our Atlas Bradford(R) premium connections.

     Couplings

     We manufacture and sell couplings through our Texas Arai product line. Couplings are used to connect premium and API casing and tubing. Texas Arai is one of the world's largest providers of couplings for oilfield applications. Texas Arai's couplings are provided to mills, distributors of tubular products and end users. Sales of our Texas Arai product line in 1999 and 2000 were $30.2 million and $46.8 million, respectively.

     Our primary competitors for couplings are Amtex, Western Canada, Wheeling Machine and Hunting Interlock as well as numerous other smaller manufacturers.

     Tubular Accessories

     Tubular accessories are manufactured and sold through our Tube-Alloy(TM) product line and include flow control equipment, including vacuum insulated tubing, pup joints, and landing nipples. Our vacuum insulated tubing represents an advanced flow control solution that is being used in the Gulf of Mexico to minimize paraffin deposits, gas hydrate formation and annular pressure buildup in deepwater production environments. Through our Tube-Alloy product line, we also thread third party tubulars with our Atlas Bradford connections as well as with third party connections licensed to us.

     The tubular accessories market is highly fragmented, and our Tube-Alloy product line competes with numerous smaller companies in each geographic market, as well as larger companies such as Hydril, Hunting Interlock, Benoit, Inc. and Steel Tubulars, Inc. and major service companies such as Baker Hughes and Weatherford.

     Connections and Installation Services for Subsea Structures

     Our XL Systems(TM) product line provides connections and installation services for offshore conductors and subsea structures. Offshore connections are used to join sections of conductors, or drive pipe, which is the large diameter casing that is driven into the ocean floor forming the base structure for well heads and casing hangers for subsequent casing strings. Drive pipe is typically 20 inches or more in diameter and comes in 45-foot lengths. Conductors are typically hammered in place at the beginning of the drilling process. We use a proprietary wedge-thread technology to connect the conductors.

     Our primary competitors for conductors and subsea conductors are ABB, DrilQuip, Frank's Casing Crew and various smaller companies.

MANUFACTURING PROCESSES AND RAW MATERIALS

     We use the following principal raw materials:

PRODUCT                                                  RAW MATERIAL
-------                                                  ------------
Drill pipe...............................  Steel billets and seamless green tubing
Drill collars............................  Solid steel bars
Heavy weight drill pipe..................  Heavy walled tubes
Premium tubing and casing................  Seamless green tubing/upset to grade tubing

     Each joint of pipe must be able to withstand extremely rigorous operating environments, especially as well profiles continue to become more complex, involving extended reach or deep offshore locations. Manufacturing our drill stem products involves several highly complex processes. There are about 20 steps required to manufacture and process the seamless tubular component of a joint of drill pipe. Each seamless tube is first manufactured from a steel billet to a specified size and chemistry. The resulting product, which is referred to as a "green tube," must then be upset (the tube end is reshaped), heat treated (including austenitizing, quenching and tempering) and inspected and straightened. Tool joints, which are threaded devices, are then welded with an inertia or friction welder to each end of a section of seamless pipe to create a joint of finished drill pipe. This pipe is then often coated by a third party coater.

     We conduct our drill stem manufacturing operations generally at our primary drill pipe manufacturing facility in Navasota, Texas as well as our other manufacturing locations in Bryan, Texas, Edmonton, Canada, Turin, Italy, Veracruz, Mexico and in Indonesia. The principal raw materials required to manufacture drill pipe are seamless green tubing and steel billets. We have entered into a four-year supply contract with Voest-Alpine under which we are obligated to purchase a minimum of 60,000 metric tons of seamless green tubing at a negotiated price. Generally, Voest-Alpine is able to supply virtually all of our seamless tubular requirements for drill pipe; however, we occasionally purchase seamless tubulars from other suppliers, including TAMSA and U.S. Steel.

     We manufacture our tool joints from steel billets. We pre-heat the steel billets and forge them into tool joint blanks. We then heat treat, inspect, thread and coat the tool joint blanks and weld them onto the finished seamless tubular to create a joint of finished drill pipe. Virtually all of our tool joints are manufactured in Veracruz, Mexico or Turin, Italy. Currently, all of our steel billets are supplied to us by either Dufercoor Ferrostall or British Steel.

     Our manufacturing processes for premium tubing and casing are generally similar to the processes used to manufacture the tubular component of a joint of drill pipe with the exception that the tubular, once manufactured, will have a threaded connection cut into it rather than a tool joint welded on it. Our seamless tubular requirements for premium casing and tubing are currently supplied by a number of suppliers, including U.S. Steel and our affiliate Voest-Alpine.

OTHER BUSINESS DATA

  Patents

     Many areas of our business rely on patents and proprietary technology. We currently have numerous patents issued or pending. Many of our patents provide us with competitive advantages in our markets. Although we consider our patents and our patent protection to be an important part of our business, we do not believe that the loss of one or more of our patents would have a material adverse effect on our business as a whole.

  Backlog

     As of December 31, 2000 we had a product backlog of $161.2 million, representing 32% of our total revenues for 2000. We had a product backlog as of December 31, 1998, and 1999 of $88.9 million and $60.4 million, respectively. These year-end backlogs represented 14% and 21% of our total revenues for those years, respectively. The decrease in product backlog from 1998 through 1999 reflects weak market conditions. Our recent backlog increase has resulted from strong recovery of drilling activity in the later part of 1999 and 2000. As of February 28, 2001 we had a product backlog of $200.0 million.

  Insurance

     We believe that we maintain insurance coverage that is adequate for the risks involved. However, there is always a risk that our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage and it is possible that an adverse claim could arise that exceeds our coverage. Further, insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in increases in our cost or higher deductibles and retentions.

     We do not maintain political risk insurance (generally designed to cover expropriation and nationalization exposures), but do maintain an all-risk property insurance that covers losses from insurrection, civil commotion and uprising. This insurance does not cover losses resulting from a declared state of war.

  Federal Regulation and Environmental Matters

     Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have over the years become more stringent and compliance with such laws increases our overall cost of operations. In addition to affecting our ongoing operations, applicable environmental laws can require us to remediate contamination at our properties, at properties formerly owned or operated by us, and at facilities to which we sent waste materials for treatment or disposal. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise that could have a material adverse effect.

     Our expenditures during 2000 to comply with environmental laws and regulations were not material. We also believe that our costs for compliance with environmental laws and regulations are generally within the same range with those of our competitors. However, we can offer no assurance that our costs to comply with environmental laws in the future will not be material.

     Our operations also are affected by the level of imports of tubular goods, which has varied significantly over time. High levels of imports reduce the volume of tubular goods sold by domestic producers such as us and tend to reduce their selling prices, both of which can have an adverse impact on our business. We believe that U.S. import levels are affected by, among other things:

     - U.S. and overall world demand for tubular goods;

     - the trade practices of and government subsidies to foreign producers; and

     - the presence or absence of antidumping and countervailing duty orders.

     In many cases, foreign producers of tubular goods have been found to have sold their products, which may include premium tubular connections, for export to the United States at prices that are lower than their cost of production or their prices in their home market or a major third-country market, a practice commonly referred to as "dumping." Antidumping duty orders currently cover imports of tubular goods, including drill pipe, from Argentina, Italy, Japan, Korea and Mexico, and a countervailing duty order currently covers imports from Italy. If the orders covering imports from these countries are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition from imports that could reduce our sales and market share or force us to lower prices.

     Antidumping and countervailing duty orders may be revoked as a result of periodic "sunset reviews." Unless the U.S. Department of Commerce and the International Trade Commission determine that dumping is likely to continue or recur and that material injury to the domestic industry is likely to continue or recur, an order must be revoked after five years following its imposition. As a result, the Department of Commerce and the ITC conduct these five-year "sunset reviews" to determine whether to oppose revocation of a particular order.

     In connection with this process, the International Trade Commission and the U.S. Department of Commerce began to conduct "sunset reviews" of the orders covering Argentina, Italy, Japan, Korea and Mexico. These reviews are expected to be completed by July 2001.

  EMPLOYEES

     As of December 31, 2000, we had 3,825 employees. Certain of our operations are subject to union contracts. These contracts, however, cover only approximately 20% of our total employees. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

     The following table describes the material manufacturing and other facilities and principal offices we currently own or lease.

                                 FACILITY    PROPERTY
                                   SIZE        SIZE
LOCATION                         (SQ.FT.)    (ACRES)    TENURE             UTILIZATION
--------                         ---------   --------   ------             -----------
Navasota, Texas................    347,000     83.00     Owned   Manufacture of drill stem
                                                                   products and premium threaded
                                                                   casing, liners and tubing
Veracruz, Mexico...............    303,400     42.00     Owned   Manufacture of tool joints
Muskogee, Oklahoma.............    195,900    114.50    Leased   Manufacture of TCA(TM) premium
                                                                   casing
Houston, Texas.................    148,500     20.00    Leased   Manufacture of Atlas
                                                                   Bradford(R) connectors
                                   114,200     22.00     Owned   Manufacture of API and premium
                                                                   threaded couplings
                                    54,500      7.00     Owned   Premium threading services and
                                                                   manufacture of tubular
                                                                   accessories
                                    23,150      10.0     Owned   Manufacture of drill collars,
                                                                   heavyweights and kellys
                                    31,800      10.0     Owned   Heat-treat of drill collars and
                                                                   kellys
The Woodlands, Texas...........     50,000        --    Leased   Corporate headquarters
Bryan, Texas...................    160,000     55.30     Owned   Manufacture of premium
                                                                   tubulars, industrial drill pipe
                                                                   and oilfield drill pipe
Kindberg, Austria..............  1,614,600    101.27    Leased   Manufacture of green tube and
                                                                   casing
Edmonton, Alberta, Canada......    203,900      8.31     Owned   Manufacture of drill stem
                                                                   products, premium threaded
                                                                   casing, liners and tubing
Turin, Italy...................     60,400     10.00     Owned   Manufacturer of tool joints
Lafayette, Louisiana...........     18,300      2.00    Leased   Premium threading of downhole
                                                                   and specialty equipment
Houma, Louisiana...............     85,000      9.40     Owned   Manufacture and threading of
                                                                   downhole accessories
Broussard, Louisiana...........     24,600      5.64    Leased   Provider of drivers for
                                                                   conductor installation services
Jurong, Singapore..............     33,600      2.67    Leased   Manufacture of drill collars,
                                                                   accessories and threading
                                                                   services
Big Run, Pennsylvania..........    136,000     28.22     Owned   Manufacture of industrial drill
                                                                   pipe
Stephenville, Texas............     85,900     54.89     Owned   Manufacture of premium tubulars
                                                                   and industrial drill pipe
Beaumont, Texas................     12,300      29.0     Owned   Premium threading services and
                                                                   manufacture of conductors

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. See Item 1. Business -- Other Business Data -- Federal Regulation and Environmental Matters in this report, which is incorporated by reference into this item. Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is possible however, that an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for that matter.

     In May 1997, John D. Watts filed suit in the United States District Court for the Eastern District of Texas, Beaumont Division, against XL Systems for infringement of six different patents. We subsequently acquired XL Systems in August 1997, and during our acquisition due diligence review, were advised by our technical and legal advisors that Mr. Watts' claims were without merit and the likelihood of an adverse judgment was remote. At the time of acquisition, we recorded a reserve to cover litigation costs and potential damages based upon the advice we received, of which $500,000 remained as of December 31, 2000.

     Following filing of the suit, XL Systems successfully obtained summary judgments against Mr. Watts for virtually all of his patent infringement claims, which summary judgments were upheld upon appeal. In response, Mr. Watts amended his pleadings in November 1999, to add claims of trade secret misappropriation, breach of contract and unjust enrichment, which were subsequently dismissed by the trial court upon XL Systems' motion for summary judgment.

     As a result of these actions, only Mr. Watts' claim for willful infringement by XL Systems' XLC Connection of Claim 1 of U.S. Patent No. 5,427,418 (the "418 Patent") remained, which relates to a method for sealing a connection. On March 2, 2001, a jury found that XL Systems' XLC Connection infringed Claim 1 of the 418 Patent and awarded the plaintiff approximately $2.0 million in damages, including prejudgment interest. The trial court also has the discretion to award treble damages and attorney's fees to the plaintiff since the jury also found willful infringement by XL Systems, which could increase the total damage award to above $6.0 million. As of the date of this report, the trial court has not yet entered a judgment against XL Systems.

     Our advisors have informed us that we have strong arguments for appeal and we intend to vigorously pursue an appeal of this case to the Court of Appeals for the Federal Circuit. We expect the plaintiff also will appeal at this time the trial court's dismissal of his claims for trade secret misappropriation, breach of contract and unjust enrichment. As a result of the jury's findings in this case, we recorded an additional $2.5 million reserve on our December 31, 2000 balance sheet to fully reserve for the jury award, post judgment interest and our estimated cost of appeal. Additional charges of up to between $3.5 million and $4.5 million could be necessary in the event the trial court awards enhanced damages and attorneys fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has a par value of $0.01 per share and is listed and traded on the New York Stock Exchange (NYSE) under the symbol "GRP." Our common stock began "regular way" trading on the NYSE on April 17, 2000 (the business day immediately following our spin-off from Weatherford).

     The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NYSE. Because our shares were not publicly traded until April 17, 2000, we have presented share information only for the periods ending after such date.

                                                               HIGH       LOW
                                                              -------   -------
2000
  Second quarter............................................  $26.250   $13.125
  Third quarter.............................................   25.875    18.250
  Fourth quarter............................................   25.500    13.750

     We have not paid cash dividends on our common stock since we have been a public company. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our credit facility and indenture governing our 9 5/8% Senior Notes due 2007 contain restrictions on our ability to pay dividends. You should read
Part II -- Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information.

     At March 13, 2001, we had 3,302 record holders of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain of our historical combined financial data. Until we were spun off on April 14, 2000, we were a wholly-owned subsidiary of Weatherford. This information has been prepared as if we had been a stand-alone company for the periods presented. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included elsewhere in this Annual Report on Form 10-K. The following information may not be indicative of our future operating results.

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          1996       1997       1998        1999        2000
                                        --------   --------   --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenues..............................  $367,336   $630,021   $646,454    $286,370    $498,481
Operating Income (Loss)...............    46,322    115,436    112,884(a)  (33,014)(b)   (4,736)(c)
Net Income (Loss)Before Cumulative
  Effect of Accounting Change.........    23,588     61,514     65,720(a)  (33,511)(b)  (14,696)(c)
Net Income (Loss).....................    23,588     61,514     65,720(a)  (33,511)(b)  (16,485)(c)(d)
Earnings (Loss) Per Share:(e)
(Pro forma prior to effective date of
  spin-off)
Before Cumulative Effect of Accounting
  Change:
  Basic...............................      0.26       0.64       0.68       (0.33)      (0.13)
  Diluted.............................      0.26       0.63       0.67       (0.33)      (0.13)
Net Income (Loss):
  Basic...............................      0.26       0.64       0.68       (0.33)      (0.15)
  Diluted.............................      0.26       0.63       0.67       (0.33)      (0.15)
BALANCE SHEET DATA (AT END OF PERIOD):
Total Assets..........................  $396,693   $662,598   $738,314    $734,575    $892,564
Long-Term Debt........................     3,432     27,387      9,265      24,276     219,104
Subordinated Note to Weatherford......   100,000    100,000    100,000     100,000          --
Stockholders' Equity..................   164,220    332,722    445,211     453,856     431,503

---------------

(a) Includes $35.0 million, $22.8 million net of tax, of other charges relating to a reorganization and rationalization of our business in light of our industry conditions for the year ended December 31, 1998.

(b) Includes a charge of $9.5 million, $6.1 million net of tax, relating to the decision to terminate our manufacturing arrangement in India, of which $7.8 million involved a purchase deposit that we will not be able to use and $1.7 million in equipment in India that we do not believe we will be able to recover.

(c) We incurred $22.1 million of other charges, $14.4 million net of tax, during the year ended December 31, 2000. This includes $11.0 million, $7.2 million net of tax, related to inventory write-offs, which have been classified in cost of sales and $11.1 million, $7.2 million net of tax, related to asset impairments and other reductions. This amount excludes certain charges of $19.2 million taken during the fourth quarter, of which $13.4 million has been restated to prior quarters in 2000. You should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 4 and 20 to the Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on the charges taken.

(d) Includes a cumulative effect of accounting change related to SEC Staff Accounting Bulletin (SAB) No. 101 of $1.8 million, net of tax. You should read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Accounting Pronouncements" for further discussion of the effect of SAB No. 101 on us.

(e) We have calculated our pro forma earnings per share using our pro forma basic and diluted weighted average shares outstanding for each of the periods presented. In calculating our pro forma basic weighted average shares, we have adjusted Weatherford's historical basic weighted average shares outstanding for the applicable period to reflect the number of shares that would have been outstanding at the time assuming a distribution of one share of our common stock for each share of Weatherford common stock. Our pro forma diluted weighted average shares reflect an estimate of the potential dilutive effect of common stock equivalents. This estimate is calculated based on Weatherford's dilutive effect of stock options and restricted stock. The effect of stock options and restricted stock is not included in the diluted weighted average shares computation for periods in which a loss occurs because to do so would have been anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist you in understanding our financial position as of December 31, 2000 and 1999, and our results of operations for each of the years in the three-year period ended December 31, 2000. You should read the Financial Statements and their Notes included elsewhere in this Annual Report on Form 10-K in conjunction with this discussion. In addition, this Annual Report on Form 10-K contains statements relating to our future results, including certain projections and trends, which constitute forward-looking statements. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in these forward-looking statements and other disclosures. These risks and uncertainties are more fully described under "Forward Looking Statements and Exposures" below.

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

     We operate through two business segments: (1) drilling products and (2) engineered connections.

     For the year ended December 31, 2000, we derived 51% of our revenues from our engineered connections segment and 49% of our revenues from our drilling products segment. For the same time period, 97% of our revenues resulted from U.S. and Canadian sales and 3% of our revenues resulted from sales outside the U.S. and Canada. As conditions in the oil and gas industry continue to improve, we expect our drilling products revenues and international revenues to represent a larger percentage of our revenue base.

     Until April 14, 2000, we were a wholly-owned subsidiary of Weatherford. We were spun off from Weatherford on April 14, 2000, through a distribution by Weatherford to its stockholders of all of our common stock. As result of the spinoff, Weatherford no longer has an ownership interest in us.

MARKET TRENDS AND OUTLOOK

     Our business is materially dependent on drilling and production activity and the associated demand for our drilling products and engineered connections. Generally, demand for our drill stem products and engineered connections and premium tubulars closely follows the domestic and international rig count, which closely follows the prices of oil and gas. In addition to changes in prices of oil and gas and the domestic and international rig count, demand for our products and services is affected by increasingly harsh well conditions.

     Drill stem products are consumable and wear out through a combination of friction and metal fatigue. In recent years, we have seen increasing intensity of use in drill stem products. With this increasing intensity of use, drill stem products wear out increasingly faster. This increased intensity of use results from more wells being drilled either directionally or horizontally, which in turn create far higher abrasion and bending loads than in vertical wells, more gas wells being drilled today, which typically are drilled to greater depths than oil wells, and the increasing prevalence of top drive rigs, which place more torsional stress on drill pipe than traditional rotary table rigs. We believe this trend will favorably impact demand for our drill stem products going forward.

     We believe that, absent substantial declines in oil and gas prices and rig count, demand for our engineered connections and premium tubulars also should continue to increase. Factors influencing this pattern include increases in the average depths of wells and in the percentage of gas wells being drilled. Generally, as well depths increase we believe it is more likely that engineered connections and premium tubulars, such as those we manufacture, will be used as opposed to American Petroleum Institute (API) standard products. In addition, gas wells encounter higher reservoir pressures and require larger diameter tubulars with thicker walls and higher strength steel grades, and thus usually require engineered connections and premium tubulars as opposed to API-standard products.

     Prices for oil and natural gas have been and continue to be very volatile, with material declines having adverse effects on the demand for our products and services. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the monthly North American (U.S. and Canadian) and international rig counts for the months reflected:

                                                                  AVERAGE                         AVERAGE
                                                    NORTH          NORTH       INTERNATIONAL   INTERNATIONAL
                                     HENRY HUB   AMERICAN RIG   AMERICAN RIG        RIG             RIG
                        WTI OIL(A)    GAS(B)       COUNT(C)       COUNT(C)       COUNT(C)        COUNT(C)
                        ----------   ---------   ------------   ------------   -------------   -------------
December 31, 2000.....    26.72        10.53        1,507          1,260            705             652
December 31, 1999.....    24.79         2.29        1,183            854            574             588
December 31, 1998.....    12.14         1.88          895          1,089            671             755
December 31, 1997.....    17.41         2.21        1,499          1,319            819             809

---------------

(a) Price per barrel of West Texas Intermediate crude as of the dates presented above. Source: U.S. Energy Information Administration.

(b) Price per MMBtu as of the dates presented above. Source: U.S. Energy Information Administration.

(c)  Source: Baker Hughes Rig Count (Excludes China and the Former Soviet
     Union).

  Fiscal 1998 and 1999

     During 1998, the price of West Texas Intermediate (WTI) crude oil ranged from a high of $17.62 per barrel of to a low of $10.44 per barrel. The North American rig count also fell from a high in 1998 of 1,508 rigs to a low in 1998 of 854 rigs. The international rig count, which typically trails the domestic rig count by a number of months, fell in 1998 from a high of 819 to a low of
671. In 1999, the price of oil hit an historical low (taking into account inflation) of $11.07 per barrel and the North American and international rig counts reached historical lows of 534 and 556, respectively. In the last half of 1999 crude oil prices increased due to members of the Organization of Petroleum Exporting Countries (OPEC) reducing production in compliance with production quotas.

     The downturn in the industry that began in 1998 and continued in 1999 led our customers to substantially curtail their drilling and exploration activity during 1999. This decline in activity resulted in substantially lower purchases of capital equipment used for the exploration and drilling of oil, in particular, drill pipe and other drill stem products we manufacture. We also were impacted by customers and distributors reducing their inventories of premium tubular products in light of market conditions and customers canceling and delaying orders to reduce costs. Indicative of the impact of the downturn, we estimate that worldwide drill pipe demand for 1999 was less than five million feet compared to an estimated 13 to 15 million feet in 1997 and 1998. As of December 31, 1999, our product backlog declined to approximately $60.4 million from $88.9 million at December 31, 1998 and $359.8 million at December 31, 1997. Our manufacturing facilities also were operating at less than 30% utilization.

     In light of the adverse market conditions facing us, we elected to reduce substantially the operations at our manufacturing facilities in 1999 to avoid producing excess supplies of inventory in the market. This decision impacted our 1999 results by creating large unabsorbed costs for the operation of our manufacturing facilities at extremely low utilization levels. These unabsorbed costs combined with lower sales resulted in our operating at a loss for 1999.

  Fiscal 2000

     The WTI crude oil price increases that began in the latter part of 1999 continued during 2000, moving above $30 per barrel during the first quarter of 2000. During 2000, WTI crude oil prices reached a high of $37.20 per barrel and a low of only $23.85 per barrel. Similarly, natural gas prices increased significantly during 2000, reaching a high of $10.53 per MMBtu and a low of only $2.15 per MMBtu. These improving market conditions affected our operating segments differently.

     Our drilling products segment benefited from improved market conditions during 2000, but to a much lesser extent than our engineered connections and premium tubular segment. Our drilling products segment is focused not only on North American but also international markets, and demand for its products and services historically has lagged changes in rig count by six to nine months. Although North American rig counts increased substantially during 2000, international rig counts and drilling activity did not increase as rapidly. In addition, as drill pipe is a reusable product, demand for our drill stem products is substantially dependent on the level of customer inventory. Our customers entered 2000 with inventories that were utilized in lieu of new drill pipe purchases during 2000, which reduced our ability to rapidly grow our backlog and increase prices in this segment. Nevertheless, revenues and gross profit from drill stem sales increased substantially in 2000 over 1999 levels. These improvements, however, were offset somewhat by our industrial drill pipe product line, which reported a net loss during 2000.

     Our engineered connections segment is focused primarily in North America and demand for its products and services generally tracks the rig count. This segment benefited significantly from improved market conditions during 2000, increasing both its volumes sold and prices received, with each of our product lines, other than our marine conductor product line, realizing significant improvements in gross profit. Increased demand and sales for this segment's products and services was driven by the number of oil and gas wells drilled and completed during the year as well as customer and distributor need to replenish inventories that had remained depleted during 1999.

  2001 Operational Restructuring

     During the fourth quarter of 2000, our results of operations were below our expectations and we recorded various other charges that substantially reduced our net income for the quarter and the year. In light of our fourth quarter results, we engaged in a full review of our businesses and operations with the view of enhancing our profitability. This review identified the following major areas where action needed to be taken:

     - Pricing. The pricing of our drill stem products had not kept up with the market and we had in backlog approximately six months of production at prices that were only marginally profitable based on our existing costs.

     - Manufacturing Capacity. Our drill stem manufacturing capacity was only operating at around 1.4 to 1.5 million feet per quarter against a potential capacity of around 3.0 million feet per quarter. This reduced operational capacity was due to (1) an allocation of around 20% of our capacity to our industrial drill pipe product line, (2) the use of drill stem capacity at our Navasota, Texas facility to produce lower margin tubing, which also reduced manufacturing efficiency, and (3) delays in the consolidation of our drill stem operations that began in 1999.

     - Manufacturing Costs. Our manufacturing costs for drill stem products had increased and we were not yet benefiting from higher absorption rates.

     - Industrial Drill Pipe. We had committed a number of resources, including the allocation of needed oil field drill stem capacity, to our industrial drill pipe product line. Although we believe this product line is one we should be able to grow over time and become profitable, our industrial drill pipe product line generated approximately $1.9 million in operating losses, excluding $2.3 million of other charges, in the fourth quarter. These losses were due to our attempt to grow too fast, an inefficient allocation of manufacturing resources and a lack of focus on costs and returns.

     - Marine Connections. Our marine connection business continued to operate at a loss due to slow growth in certain of its markets such as deepwater and high selling, general and administrative in light of its revenue base.

     To address the above areas in which action needed to be taken, we implemented a plan of action in the first quarter of 2001 that involved the following:

     - Pricing. We enacted price increases across the board for our drill stem products effective the first week of February. We estimate that on average our pricing of drill stem products has increased between 10% and 20%. Our objective is to obtain an average pricing of between $35 to $40 per foot by year end and improve our returns. We expect that additional price increases will be implemented in 2002 subject to market conditions.

     - Manufacturing Capacity. We have implemented a plan whereby our drill stem manufacturing capacity on a global basis is expected to grow to 1.6 million feet in the first quarter of 2001, 2.0 million feet by the second quarter of 2001, 2.5 million feet by the third quarter of 2001 and around
       2.8 million to 3.0 million feet by the end of the year. This increased capacity will be made available by: (1) dedicating our Navasota, Texas facility to oil field drill stem products, (2) returning oil field manufacturing of tubing and drill pipe to our Bryan, Texas facility, and
       (3) refurbishing and adding equipment at various other facilities that will improve our efficiencies and increase capacity. We have also reevaluated our position in India and have determined that no further production will be taken from that facility.

     - Manufacturing Costs. We are currently in the process of implementing a capital improvement program for 2001 and 2002 with the objective of reducing costs and improving efficiencies. We currently expect that the cost of this program will be between $25 and $35 million. We expect that some cost improvements will be realized in 2001, but that the majority of the improvements will be seen in 2002 and beyond. We also expect to see cost improvements over the year as our reallocation of manufacturing is completed and our absorption rates increase with higher production volumes.

     - Industrial Drill Pipe. We have engaged in a reorganization of our industrial drill pipe operations with the objective of improving the performance and profitability of this product line. As part of this reorganization, we have reallocated production among facilities to improve efficiencies, reduced head count, refocused marketing and concentrated on lowering costs. We expect that these efforts will result in improved results as the year progresses, with an objective of profitability for this product line by the second half of the year.

     - Marine Connections. We are currently reviewing the operations of our XL marine connection product line with the objective of improving the profitability and sales presence of this product line. In connection with this review, we are in the process of strengthening our sales force and consolidating certain operations and processes.

  First Quarter 2001 Charges

     In connection with our operational review described above, we have reassessed the viability of restructuring our relationship with Oil Country Tubular Limited (OCTL) of India and have determined that a continued relationship, except in very limited circumstances, is no longer viable. As a result of this determination, we expect to write-off the remaining $17.7 million ($11.5 million after-tax) of unpaid receivables and advances owed to us by OCTL during the first quarter of 2001, and will continue to vigorously pursue collection of all or part of these amounts. In addition, as a result of our restructuring of our industrial drill pipe and marine connection product lines, as well as the other actions described above, we expect to incur additional charges for severance, relocation and other charges during the first quarter of 2001 aggregating approximately $20 to $24 million. We also could incur additional charges relating to certain litigation depending on the results of a pending judgment described under Item 3 -- Legal Proceedings.

  2001 Outlook

     As we look forward at our projected results for 2001, we currently expect that our results for the first two quarters of the year will be relatively low in comparison to market activity due to the large amount of backlog of drill pipe that will be sold by us during these quarters at low margins. Our results for the first two quarters also will be impacted by continued projected losses from our industrial drill pipe and marine connection product lines. We, however, expect that these problems will diminish as the year progresses and that our results for the third and fourth quarters of 2001 will show steady improvement from the actions currently being taken by us.

     Excluding the impact of the anticipated $38 to $42 million in pre-tax charges described above that we anticipate to make during the first quarter of 2001, we currently expect that our operating results for the first quarter will be relatively flat to those of the fourth quarter and we will report earnings before those charges of approximately $0.05 to $0.07 per share. Our actual results will be dependent on our production and sales results for March and there not being any unexpected expenses or other charges.

     Looking beyond the first quarter of 2001, we expect that our second quarter results will modestly improve due to our projected higher levels of drill stem production. These improvements in drill stem production may be somewhat offset by the impact of the seasonal downturn in Canada and an anticipated reduction in inventory levels of premium tubular distributors that could affect our engineered connections segment during the second quarter. Nevertheless, we do expect that our results in the second quarter of 2001 will be up from the first quarter and will be within the range of $0.08 to $0.11 per share with actual results being dependent on our results in the engineered connections segment and our ability to reduce costs and improve margins in our drill stem operations.

     The second half of the year is where we expect results to significantly increase as we complete the production of our lower margin drill pipe backlog and begin to realize the benefits of higher pricing and production of our drill stem products. We also expect that demand for our premium tubular products and connections should remain strong in the second half as North American drilling and natural gas activity is expected to continue at its current pace.

     Although our exact results for the second half of 2001 will be dependent on a number of factors, including our ability to meet our planned manufacturing capacity increases and increase and maintain higher prices for our products, we currently expect that during the second half of the year our operating profit should increase and our earnings per share in the third quarter of 2001 should be somewhere in the mid teens ($0.14 to $0.18 per share) and our earnings per share for the fourth quarter of 2001 should be somewhere in the low to mid 20's ($0.23 to $0.28 per share).

     The above forward-looking information with respect to our outlook for fiscal 2001 is subject to various assumptions that are more specifically set forth below under "Risk Factors and Exposures." There can be no assurance that our expectations for future results will in fact occur or that our results will not be materially different. We do, however, believe that our current expectations are reasonable.

RESULTS OF OPERATIONS

  Fourth Quarter 2000 Charges

     We incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in the fourth quarter of 2000 relating primarily to inventory write-offs and other asset impairments and reductions. It was determined that $19.2 million of the pre-tax charge amount related to adjustments to capitalized manufacturing costs variances, of which $13.4 million applied to prior 2000 quarters, which we have restated in Note 20 to the Financial Statements included elsewhere in this Form 10-K to better reflect the impact of the charge. These inventory adjustments were made pursuant to a review of our capitalized manufacturing variances in excess of standard costs and are recorded as cost of sales. The remaining $22.1 million of the fourth quarter 2000 pre-tax charges are summarized in the following chart:

                                                                                  LIABILITY
                                               DRILLING   ENGINEERED               BALANCE
                                               PRODUCTS   CONNECTIONS    TOTAL    12/31/00
                                               --------   -----------   -------   ---------
                                                              (IN THOUSANDS)
Inventory Write-Off(a).......................  $10,424      $  572      $10,996    $   --
Write-Down of Assets(b)......................    3,270          --        3,270        --
Litigation Accrual(c)........................       --       2,500        2,500     2,500
Contingent Liability Accrual(d)..............    4,650          --        4,650     4,650
Other Accrued Liabilities(e).................      594         115          709       709
                                               -------      ------      -------    ------
          Total..............................  $18,938      $3,187      $22,125    $7,859
                                               =======      ======      =======    ======

---------------

(a) The inventory write-off was reported as cost of sales and was made pursuant to a review of our planned dispositions of inventory in an effort to reduce inventory levels of older, slow-moving products. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposal.

(b) The write-down of assets was reported as other charges and relates to fixed assets held for sale. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal.

(c) The litigation accrual was reported as other charges and relates to an event subsequent to December 31, 2000 on an outstanding lawsuit filed against us in May 1997 for patent infringement. On March 2, 2001, a jury found that we had infringed on the patent and awarded the plaintiff approximately $2.0 million in damages, including prejudgment interest. Pursuant to the jury award, we reevaluated the estimated range of loss on the lawsuit and concluded that an additional charge of $2.5 million was necessary to increase the accrued liability balance at December 31, 2000.

(d) The contingent liability accrual was reported as other charges and represents the probable estimated settlement under the terms of a contract relating to purchase commitments.

(e) The other accrued liabilities charge was reported as other charges and represents primarily accruals for product warranties.

     Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     GENERAL

     For the year ended December 31, 2000, we reported total revenues of $498.5 million and a net loss of $16.5 million or ($0.15) per share compared to total revenues of $286.4 million and a net loss of $33.5 million or ($0.33) per share in 1999. Our results for 2000 included: (1) a charge of $1.8 million, net of tax of $1.0 million, related to our adoption of Staff Accounting Bulletin No. 101 and (2) other charges of $22.1 million, or $14.4 million after tax, relating primarily to inventory write-offs and other asset impairments and reductions. Excluding the impact of these items, our net loss for 2000 was $0.3 million. For 2000, we reported a total of $49.2 million in EBITDA, excluding other charges of $22.1 million, as compared to EBITDA for the year ended December 31, 1999, of $7.0 million, excluding other charges of $9.5 million.

     In 1999, we decided to terminate our manufacturing arrangement with OCTL in India and began negotiations to restructure this relationship and our investment. This decision was made in light of the existing market and difficulties arising from the political situation between India and countries where OCTL's principal customers reside. This decision resulted in our need to write off a $7.8 million deposit previously paid to OCTL for future products and $1.7 million of our equipment located in India in the fourth quarter of 1999 for a total write-off of $9.5 million. As noted above, we are still in the process of seeking a recovery of unpaid receivables and advances and have recently determined that, in light of our current manufacturing objectives and the lack of success in achieving acceptable resolutions, the remaining amount owed to us should be written off in 2001.

     DRILLING PRODUCTS SEGMENT

     The following table sets forth certain data regarding the results of our drilling products segment for the year ended December 31, 1999 and 2000:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1999           2000
                                                              ---------      ---------
                                                               (IN THOUSANDS, EXCEPT
                                                                    PERCENTAGES)
Revenues....................................................  $134,275       $242,861
Gross Profit................................................    15,799          9,343(b)
Gross Profit %..............................................      11.8%           3.9%(b)
Selling, General and Administrative.........................  $ 13,860       $ 17,337
Operating Loss..............................................    (7,934)(a)    (11,013)(b)(c)
EBITDA, Before Other Charges(e).............................    16,639         23,845(d)

---------------

(a) Includes a charge of $9.5 million, $6.1 million net of tax, relating to the decision to terminate our manufacturing arrangement in India, of which $7.8 million involved a purchase deposit that we will not be able to use and $1.7 million in equipment in India that we do not believe we will be able to recover.

(b) Includes a charge of $10.4 million relating to inventory write-offs which were classified as cost of sales.

(c) Includes a charge of $8.5 million related to a write-down of assets of $3.2 million, contingent liability accrual of $4.7 million and other accrued liabilities of $0.6 million.

(d)  Excludes $18.9 million of other charges discussed in (b) and (c) above.

(e) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization and excluding the impact of the other charges discussed in (a), (b) and (c) above for the respective periods of those charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Our drilling products segment consists of two principal product lines: (1) oilfield drill stem products for the oil and gas industry (including drill collars, heavy weight drill pipe and accessories) and (2) industrial drill stem products for fiber optic cable installation, water well drilling and other industries. The following table sets forth certain additional data regarding the results of the oilfield drilling products and industrial product lines for the year ended December 31, 1999 and 2000:

                                                        YEAR ENDED DECEMBER 31,
                                              --------------------------------------------
                                                      1999                   2000
                                              --------------------   ---------------------
                                                         % OF REV.               % OF REV.
                                                         ---------               ---------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES
Oilfield Drilling Products
  Drill Pipe................................  $ 85,922       64%     $159,163        66%
  Drill Collars and Heavy Weight Drill
     Pipe...................................    17,331       13%       34,492        14%
  Drill Stem Accessories....................    31,022       23%       34,550        14%
                                              --------      ---      --------       ---
          Total.............................   134,275      100%      228,205        94%
Industrial(a)...............................        --       --%       14,656         6%
                                              --------      ---      --------       ---
                                              $134,275      100%     $242,861       100%
                                              ========      ===      ========       ===
GROSS PROFIT (LOSS)
Oilfield Drilling Products..................  $ 15,799       12%     $ 12,983(b)      6%
Industrial..................................        --       --%       (3,640)(b)    (25)%
                                              --------      ---      --------       ---
                                              $ 15,799       12%     $  9,343(b)      4%
                                              ========      ===      ========       ===
SELLING, GENERAL AND ADMINISTRATIVE
Oilfield Drilling Products..................  $ 13,860       10%     $ 15,310         7%
Industrial..................................        --       --%        2,027        14%
                                              --------      ---      --------       ---
                                              $ 13,860       10%     $ 17,337         7%
                                              ========      ===      ========       ===

---------------

(a) We did not begin operating our industrial product line until 2000, thus no financial data is reported for this product line in 1999.

(b) Includes a charge of $10.4 million ($8.1 million for Oilfield Drilling Products and $2.3 million for Industrial) relating to inventory write-offs which were classified as cost of sales.

     Revenues. Our drilling products segment's revenues for 2000 increased $108.6 million, or 81%, as compared to 1999 due primarily to significant increases in oil and gas drilling and completion activity coupled with an increase in average pricing received during 2000 as compared to 1999. Sales of drill stem products for 2000 were 4.9 million feet compared to 2.6 million feet in 1999. The average North American and International rig counts increased by 48% and 11%, respectively, during 2000 as compared to 1999. Our average pricing per foot of drill pipe increased from $30.00 in 1999 to $31.30 in 2000.

     Gross Profit. Our gross profit in our drilling products segment decreased $6.5 million, or 41%, in 2000 as compared to 1999. The decrease was primarily due to the $10.4 million in other charges taken by us in the fourth quarter 2000 relating to inventory write-offs. Also, included in the results for 2000 was a loss of $3.6 million, which includes $2.3 million of other charges, associated with our industrial drill pipe operations. Excluding the effects of the fourth quarter charge and the industrial drill pipe product line, our core oilfield drilling products business reported gross profit of $21.1 million compared to $15.8 million in 1999. Our 2000 results benefited from increased sales as well as reduced raw material costs as a result of our investment in Voest-Alpine. Results for 1999 benefited from favorable manufacturing absorption related to significant production for our prior parent company coupled with reduced staffing levels. During 2000, we significantly increased our staffing levels to meet our customers' growing demand for our products. This increase in staffing resulted in inefficiencies and operational ramp-up costs.

     Selling, General and Administrative. Our selling, general and administrative expenses in our drilling products segment decreased as a percentage of revenues from 10% in 1999 to 7% in 2000. The decrease was due primarily to a higher revenue base related to increased oil and gas drilling activity. The decrease was partially offset by increased staffing levels.

     Operating Loss. Our drilling products segment reported an operating loss of $11.0 million in 2000 as compared to an operating loss in 1999 of $7.9 million. The increased loss was due to the other charges taken in the fourth quarter of 2000 of $18.9 million. Also, included in the results for 2000 was an operating loss of $5.7 million, which includes $2.3 million of other charges, associated with our industrial drill pipe product line. Excluding the effects of the fourth quarter charges and the industrial drill pipe business, our core oilfield drilling products business reported operating income of $11.3 million. This increase primarily reflects the strengthening demand for our products as oil and gas production activity continues to recover from the low levels in 1999, increased pricing and reduced raw material costs and equity earnings related to our investment in Voest-Alpine.

     ENGINEERED CONNECTIONS SEGMENT

     The following table sets forth certain data regarding the results of our engineered connections segment for the year ended December 31, 1999 and 2000:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                   PERCENTAGES)
Revenues....................................................   $152,095     $255,620
Gross Profit................................................      8,302       49,623(a)
Gross Profit %..............................................        5.5%        19.4%(a)
Selling, General and Administrative.........................   $ 17,244     $ 19,422
Operating Income (Loss).....................................     (8,942)      27,586(a)(b)
EBITDA, Before Other Charges(d).............................      5,359       46,264(c)

---------------

(a) Includes a charge of $0.6 million relating to inventory write-offs which were classified as cost of sales.

(b) Includes a charge of $2.6 million related to a litigation accrual of $2.5 million and other accrued liabilities of $0.1 million.

(c)  Excludes $3.2 million of other charges discussed in (a) and (b) above.

(d) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization and excluding the impact of the other charges discussed in (a) and (b) above. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Our engineered connection segment consists of five principal product lines:
(1) Atlas Bradford engineered connections, (2) TCA(TM) critical service casing and processing, (3) Tube-Alloy(TM) accessories, (4) Texas Arai couplings and (5) XL Systems(TM) marine conductors and installation services. The following table sets forth certain additional data regarding these product lines for the years ended December 31, 1999 and 2000:

                                                         YEAR ENDED DECEMBER 31,
                                               -------------------------------------------
                                                       1999                   2000
                                               --------------------   --------------------
                                                          % OF REV.              % OF REV.
                                                          ---------              ---------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
  Atlas Bradford Threading and Service.......  $ 43,291       29%     $ 58,402       23%
  TCA........................................    38,469       25%       80,683       32%
  Tube-Alloy.................................    21,538       14%       33,067       13%
  Texas Arai.................................    30,193       20%       46,822       18%
  XL Systems.................................    18,604       12%       36,646       14%
                                               --------               --------
                                               $152,095      100%     $255,620      100%
                                               ========               ========
Gross Profit (Loss)(a)
  Atlas Bradford Threading and Service.......  $  2,341        5%     $ 14,682       25%
  TCA........................................       652        2%       17,823       22%
  Tube-Alloy.................................     4,838       22%       10,038       30%
  Texas Arai.................................       701        2%        4,414        9%
  XL Systems.................................      (230)      (1)%       2,666        7%
                                               --------               --------
                                               $  8,302        5%     $ 49,623       19%
                                               ========               ========
Selling, General and Administrative
  Atlas Bradford Threading and Service.......  $  4,198       10%     $  4,348        7%
  TCA........................................     1,727        4%        1,739        2%
  Tube-Alloy.................................     3,882       18%        4,480       14%
  Texas Arai.................................     3,292       11%        3,531        8%
  XL Systems.................................     4,145       22%        5,324       15%
                                               --------               --------
                                               $ 17,244       11%     $ 19,422        8%
                                               ========               ========

---------------

(a) Includes a charge of $0.6 million ($0.4 million for Texas Arai and $0.2 million for Tube-Alloy) relating to inventory write-offs which were classified as cost of sales.

     Revenues. Our engineered connections revenues in 2000 increased $103.5 million, or 68%, in 2000 compared to 1999 due primarily to strong U.S. drilling and completion activity, in particular for natural gas. The average North American and international rig counts increased by 48% and 11%, respectively, during 2000 as compared to 1999. Sales of our TCA high collapse casing and Atlas Bradford premium threading were the largest contributors in this segment with $80.7 million and $58.4 million in revenues, respectively. Sales of our premium tubulars, couplings and accessories also provided strong contributions in 2000.

     Gross Profit. Our gross profit in our engineered connection segment increased $41.3 million in 2000 as compared to 1999. Our TCA high collapse casing and Atlas Bradford premium threading were the largest contributors with $17.8 million and $14.7 million in gross profit, respectively, during the year. Our production volume also increased, which provided increased utilization of manufacturing facilities and higher fixed cost absorption.

     Selling, General and Administrative. Our selling, general and administrative expenses for our engineered connections segment decreased as a percentage of revenues from 11% in 1999 to 8% in 2000. The decrease was due primarily to cost reduction efforts implemented in 1999 coupled with a higher revenue base in 2000.

     Operating Income (Loss). Our engineered connections segment reported operating income in 2000 of $27.6 million as compared to an operating loss of $8.9 million in 1999. Included in the results for 2000 are other charges taken in the fourth quarter of $3.2 million relating to write-down of assets, litigation accrual, and other accrued liabilities. The significant improvement in operating income primarily reflected the increase in demand for our engineered connection and premium tubular products driven by the increased oil and gas drilling and completion activity.

     OTHER ITEMS

     Corporate General and Administrative. Our corporate general and administrative expenses increased $6.2 million in 2000 as compared to 1999. The increase was primarily due to overhead costs for additional financial, accounting, legal, marketing and other administrative expenses required by Grant Prideco as a separate public entity following our spinoff from Weatherford in April 2000.

     Interest Expense. Our interest expense increased $5.7 million in 2000 due to higher levels of borrowings as compared to 1999. Increased borrowings included the revolving credit and letter of credit facility agreement, which we entered into in April 2000 coupled with the $200 million 9 5/8% Senior Notes which were issued in December 2000.

     Tax Benefit. Our effective tax rate in 2000 was 34%, as compared to 25% for 1999. The higher effective tax rate for 2000 reflects the unfavorable impact of certain nondeductible expenses.

     Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     GENERAL

     In 1999, we recorded a net loss of $33.5 million, or $0.33 per diluted share, and EBITDA of $7.0 million (excluding other charges of $9.5 million and net of corporate selling, general and administrative expenses, less corporate depreciation and amortization expenses, of $15.0 million) on operating revenues of $286.4 million. In 1998, we reported net income of $65.7 million, or $0.67 per diluted share, and EBITDA of $179.0 million (excluding other charges of $35.0 million and net of corporate selling, general and administrative expenses, less corporate depreciation and amortization expenses, of $14.3 million) on operating revenues of $646.5 million for the same period ended 1998.

     Our business was severely impacted during 1999 by the decline in worldwide drilling activity that began in 1998. Our revenues for 1999 were down by approximately 56% from the relatively high levels recorded in 1998. Our product backlog declined during 1999 due to lower drilling activity. Our backlog fell to as low as $34.8 million during the third quarter of 1999. At December 31, 1999, our product backlog was $60.4 million compared to backlog of $88.9 million at December 31, 1998.

     In 1998, our drilling products segment incurred $35.0 million in charges (as set forth below) relating to the reorganization and rationalization of our businesses in light of declining industry conditions and the merger between EVI, Inc. (EVI) and Weatherford Enterra, Inc. (WII). In the second quarter of 1998, we incurred $7.0 million of these charges in accordance with our formalized plan, which reflected costs associated with the merger between EVI and WII and the effects of the beginning of the downturn in the industry. Following a further deterioration in the markets that we serve, we incurred an additional $28.0 million charge in the fourth quarter of 1998. These charges reflected additional reductions in operations and an attempt to align our cost structure with then current demand.

     The following chart summarizes our other charges in 1998:

                                                             CHARGE
                                                             AMOUNT
                                                         --------------
                                                         (IN THOUSANDS)
Facility Closures and Exit Costs(a)....................     $ 5,100
Severance and Related Costs(b).........................         200
Inventory Write-off(c).................................      28,500
Asset Write-down(d)....................................       1,150
                                                            -------
          Total........................................     $34,950
                                                            =======

---------------

(a) The facility and exit costs were $5.1 million, all of which were expended by December 31, 1998. The $4.3 million of costs accrued in the second quarter related primarily to the elimination of duplicative manufacturing facilities as a result of the reorganization and rationalization of our businesses following the merger of WII and EVI and the downturn in the industry. In the fourth quarter an additional $0.8 million was accrued to further align our costs in response to the significant decline in market conditions.

(b) The severance and related costs included in our second quarter charge were $0.2 million for approximately 60 employees specifically identified, with terminations completed in the second half of 1998.

(c) We reported the inventory write-off of $28.5 million as cost of sales. The second quarter inventory write-off of $2.5 million resulted from the elimination of certain products at the time of the merger of WII and EVI and due to the declining industry conditions. The fourth quarter inventory write-off of $26.0 million related to the significant decline in market conditions.

(d) The write-down of assets was $1.2 million in the fourth quarter of 1998. The charge related to the write-down of equipment as a result of the rationalization of product lines and the specific identification of assets held for sale. The identified equipment had a net book value of $0.6 million as of December 31, 1998.

     DRILLING PRODUCTS SEGMENT

     The following table sets forth certain data for our drilling products segment for the years ended December 31, 1998 and 1999:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1998           1999
                                                              ---------      ---------
                                                               (IN THOUSANDS, EXCEPT
                                                                    PERCENTAGES)
Revenues....................................................  $412,557       $134,275
Gross Profit................................................   112,723(a)      15,799
Gross Profit %..............................................      27.3%          11.8%
Selling, General and Administrative.........................  $ 11,894       $ 13,860
Operating Income (Loss).....................................    94,646(a)      (7,934)(b)
EBITDA, Before Other Charges(c).............................   146,367         16,639

---------------

(a) Includes merger and other charges of $35.0 million, comprised of $5.1 million for facility closures and exit costs, $0.2 million of severance and related costs, $28.5 million for the write-off of inventory and $1.2 million for the write-down of assets. The write-off of inventory is classified as cost of sales.

(b) Includes a charge of $9.5 million, $6.1 million net of tax, relating to the decision to terminate our manufacturing arrangement in India, of which $7.8 million involved a purchase deposit that we will not be able to use and $1.7 million in equipment in India that we do not believe we will be able to recover.

(c) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of the other charges discussed in (a) and (b) above for the respective periods of those charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     The following table sets forth certain additional data for our product lines in the drilling products segment for the year ended December 31, 1998 and 1999:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                          1998              1999
                                                    ----------------   ---------------
                                                                % OF              % OF
                                                                REV.              REV.
                                                                ----              ----
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues(a)
  Oilfield Drilling Products
     Drill Pipe...................................  $335,522     81%   $ 85,922    64%
     Drill Collars and Heavy Weight Drill Pipe....    39,040     10%     17,331    13%
     Drill Stem Accessories.......................    37,995      9%     31,022    23%
                                                    --------           --------
                                                    $412,557    100%   $134,275   100%
                                                    ========           ========
Gross Profit
  Oilfield Drilling Products......................  $112,723(b)  27%   $ 15,799    12%
                                                    ========           ========
Selling, General and Administrative
  Oilfield Drilling Products......................  $ 11,894      3%   $ 13,860    10%
                                                    ========           ========

---------------

(a) We did not begin operating our Industrial Drill Pipe product line until 2000, thus no financial information is presented for this product line in 1998 and 1999.

(b) Includes merger and other charges of $35.0 million, comprised of $5.1 million for facility closures and exit costs, $0.2 million of severance and related costs, $28.5 million for the write-off of inventory and $1.2 million for the write-down of assets. The write-off of inventory is classified as cost of sales.

     Revenues. Our revenues in our drilling products segment decreased $278.3 million, or 67%, in 1999 as compared to 1998 due primarily to the overall decline in drilling activity and the consumption of excess drill pipe from idle rigs. For 1998, revenues benefited from sales from backlog notwithstanding a general decline in market conditions that began in early 1998.

     Gross Profit. Gross profit in our drilling products segment decreased $96.9 million in 1999 as compared to 1998 due primarily to the continued weak demand for our products and resulting unabsorbed fixed costs associated with the manufacturing facilities operating at extremely low utilization levels. The unabsorbed manufacturing costs for 1999 were somewhat reduced by purchases of drill pipe by our former parent company. Gross profit in 1998 benefited from sales from backlog.

     Selling, General and Administrative. Selling, general and administrative expenses in our drilling products segment increased as a percentage of revenues from 3% in 1998 to 10% for 1999. The increase was primarily due to a lower revenue base related to the decreased oil and gas drilling activity coupled with increased goodwill amortization associated with the acquisition of T.F. de Mexico in December 1998.

     Operating Income (Loss). Our drilling product segment recorded an operating loss of $7.9 million in 1999 as compared to operating income of $94.6 million in 1998. The decrease primarily reflected the continued weak demand for our products and resulting unabsorbed fixed costs associated with the manufactur-ing facilities operating at extremely low utilization levels, coupled with a $9.5 million write-down associated with the decision to terminate our manufacturing arrangement in India.

     ENGINEERED CONNECTIONS SEGMENT

     The following table sets forth certain data regarding the results of our engineered connections segment for the years ended December 31, 1998 and 1999:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                   PERCENTAGES)
Revenues....................................................   $233,897     $152,095
Gross Profit................................................     53,697        8,302
Gross Profit %..............................................       23.0%         5.5%
Selling, General and Administrative.........................   $ 20,092     $ 17,244
Operating Income (Loss).....................................     33,605       (8,942)
EBITDA......................................................     46,914        5,359

     (a) We evaluate performance and allocate resources based on EBITDA, which is calculated as operating income (loss) adding back depreciation and amortization, and excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     To assist in understanding the results of our engineered connections segments, we also have provided information for our five principal product lines in this segment: (1) Atlas Bradford(R) engineered connections, (2) TCA(TM) critical service casing and processing, (3) Tube-Alloy(TM) accessories, (4) Texas Arai couplings and (5) XL Systems(TM) marine conductors and installation services. The following table sets forth additional data regarding the results of these product lines for the years ended December 31, 1998 and 1999:

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                                 1998                1999
                                                           -----------------   -----------------
                                                                       % OF                % OF
                                                                       REV.                REV.
                                                                       -----               -----
                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
  Atlas Bradford Threading and Service...................  $ 80,829      35%   $ 43,291      29%
  TCA....................................................    57,726      25%     38,469      25%
  Tube Alloy.............................................    22,948      10%     21,538      14%
  Texas Arai.............................................    33,900      14%     30,193      20%
  XL Systems.............................................    38,494      16%     18,604      12%
                                                           --------            --------
                                                           $233,897     100%   $152,095     100%
                                                           ========            ========
Gross Profit (Loss)
  Atlas Bradford Threading and Service...................  $ 25,841      32%   $  2,341       5%
  TCA....................................................     7,184      12%        652       2%
  Tube Alloy.............................................     6,243      27%      4,838      22%
  Texas Arai.............................................     3,185       9%        701       2%
  XL Systems.............................................    11,244      29%       (230)     (1)%
                                                           --------            --------
                                                           $ 53,697      23%   $  8,302       5%
                                                           ========            ========

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                                 1998                1999
                                                           -----------------   -----------------
                                                                       % OF                % OF
                                                                       REV.                REV.
                                                                       -----               -----
                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Selling, General and Administrative
  Atlas Bradford Threading and Service...................  $  6,802       8%   $  4,198      10%
  TCA....................................................     2,182       4%      1,727       4%
  Tube Alloy.............................................     3,674      16%      3,882      18%
  Texas Arai.............................................     3,423      10%      3,292      11%
  XL Systems.............................................     4,011      10%      4,145      22%
                                                           --------            --------
                                                           $ 20,092       9%   $ 17,244      11%
                                                           ========            ========

     Revenues. Our revenues from our engineered connections segment decreased $81.8 million, or 35%, in 1999 as compared to 1998 primarily due to a large reduction in distributor and direct sales as of a result of a deterioration of market conditions. The decrease was further impacted by unfavorable product mix due to higher sales of lower margin casing and tubular sales in 1999 as compared to 1998. Revenue declines also reflected a substantial drop in riser and conductor sales due to a decline in offshore activity. Our 1998 revenue includes the benefit from the license granted by us to an affiliate of TAMSA having a fair value of $9.0 million.

     Gross Profit. Our gross profit from our engineered connections segment decreased $45.4 million, or 85%, in 1999 as compared to 1998. Gross profit declined due primarily to lower sales volume and higher unabsorbed fixed costs associated with decreased manufacturing utilization levels coupled with higher sales of lower margin products in 1999 as compared to 1998.

     Selling, General and Administrative. Selling, general and administrative expenses for our engineered connections segment increased as a percentage of revenues from 9% in 1998 to 11% in 1999. The increase was due primarily to a lower revenue base in 1999 partially offset by cost reductions implemented during the first half of 1999 in response to market conditions.

     Operating Income (Loss). Our engineered connections segment recorded an operating loss of $8.9 million in 1999 as compared to operating income of $33.6 million in 1998. The decrease was due primarily to the downturn in market conditions resulting in lower sales volume and higher unabsorbed fixed costs associated with decreased manufacturing utilization levels. Our engineered connections segment's 1999 results were further impacted by unfavorable product mix due to higher sales of lower margin casing and tubular sales in 1999 as compared to 1998. Our 1998 results include the benefit from the license granted by us to an affiliate of TAMSA having a fair value of $9.0 million discussed above.

     OTHER ITEMS

     Corporate General and Administrative. Our corporate general and administrative expenses increased $0.2 million in 1999 as compared to 1998 primarily due to a lower revenue base coupled with increased corporate overhead charges from Weatherford and higher corporate and overhead costs relating to the addition of staff in anticipation of the spinoff.

     Interest Expense. Our interest expense decreased $0.7 million in 1999 as compared to 1998 primarily due to the payment of the notes payable related to the acquisition of T.F. de Mexico in March 1999.

     Tax Provision (Benefit). Our effective tax rate in 1999 was 25%, as compared to 38% in 1998. The lower effective tax rate for 1999 reflects the unfavorable impact of nondeductible goodwill expense related to historical acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     As a wholly-owned subsidiary of Weatherford prior to our spinoff in April 2000, our liquidity and capital resources historically were provided from cash flow from operations and cash provided to us by Weatherford. As an independent entity following the spinoff, our liquidity and capital resources now depend on our cash flow from operations and our ability to raise capital from third parties.

     At December 31, 2000, we had cash and cash equivalents of $8.3 million and working capital of $198.4 million as compared to cash and cash equivalents of $6.2 million and working capital of $164.6 at December 31, 1999. At December 31, 2000, we also had $4.0 million in restricted cash related to our 54% interest in H-Tech that is subject to dividend and distribution restrictions.

     The following table summarizes our cash flows provided (used) by operating activities, net cash used by investing activities and net cash provided (used) by financing activities for the periods presented:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net Cash Provided (Used) by Operating Activities.....  $ 10,727   $ 65,240   $(32,615)
Net Cash Used by Investing Activities................   (49,479)   (34,118)   (86,769)
Net Cash Provided (Used) by Financing Activities.....    36,619    (30,988)   121,495

  Operating Activities

     Our net cash flow provided by operating activities decreased by $97.9 million in 2000 as compared to 1999 due to increased working capital requirements to support the significant increase in demand for our products. Net cash flow provided by operating activities increased by $54.5 million in 1999 as compared to 1998 due primarily to net decreases in working capital requirements as demand for our products declined significantly after the first quarter of 1998.

  Investing Activities

     Our net cash used by investing activities increased by $52.7 million in 2000 as compared to 1999 due primarily to increased business acquisitions activity. In the fourth quarter of 2000, we consummated four acquisitions for approximately $66.0 million in cash. Net cash used by investing activities decreased by $15.4 million in 1999 as compared to 1998 due primarily to decreased capital expenditures for property, plant and equipment due to depressed market conditions.

  Financing Activities

     Our net cash provided by financing activities increased by $152.5 million due primarily to net proceeds of $193.3 million from the issuance of $200 million principal amount of 9 5/8% senior notes due 2007, offset partially by debt repayments of $120.3 million, consisting primarily of a $100 million subordinated note repaid to Weatherford. Additionally, for 2000 we had net borrowings of $30.8 million on our revolving credit facility. Net cash used by financing activities increased by $67.6 million in 1999 as compared to 1998 due primarily to a $48.5 million debt repayment related to the acquisition of T.F. de Mexico. Additionally, net advances from Weatherford decreased by $20.4 million in 1999 compared to 1998.

  Capital Expenditures

     Our capital expenditures for property, plant and equipment totaled $38.1 million, $19.0 million and $20.9 million for the years ended December 31, 1998, 1999 and 2000, respectively. We currently expect to expend approximately $25.0 to $35.0 million for capital expenditures for property, plant and equipment during 2001 related to our manufacturing consolidation projects, maintaining the existing equipment base and for improvements to our various facilities. We also estimate that our required principal and interest payments for our outstanding debt to be approximately $25.5 million for 2001. We currently expect to satisfy all required capital expenditures and debt service requirements during 2001 from operating cash flows, existing cash balances and our revolving credit facility. Acquisitions and expansions will be financed from cash flow from operations, borrowings under our credit facility or through a combination of the issuance of additional equity and debt financing. We expect that we would issue debt only to the extent that it is consistent with our objective of maintaining a conservative capital structure.

  Acquisitions

     In November 2000, we purchased a state-of-the-art tool joint manufacturer located in Turin, Italy for approximately $30.6 million in cash. This acquisition secured for us a high-quality source of tool joints and decreased our dependence on our Veracruz, Mexico operations. During 2000 we consummated three other acquisitions for $34.8 million in cash and $7.4 million in notes payable and assumed debt.

     In July 1999, we acquired a 50.01% ownership interest in Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG ("Voest-Alpine") in Austria, for approximately $32.6 million, of which we paid approximately $8.0 million in cash, with the remainder payable over a period of up to 7 1/2 years. Our investment in Voest-Alpine is reported on the equity method of accounting. Voest-Alpine owns a tubular mill in Austria with a capacity of approximately 300,000 metric tons that is capable of supplying a large portion of our green tube requirements in the United States. In addition, we entered into a long-term green tube supply contract with Voest-Alpine. The impact of this investment and supply contract has benefited us as the market recovers by providing us with a reliable source of raw materials and provide us a 50% profit participation in Voest-Alpine's business.

     On October 27, 1999, we acquired an additional 27% interest in P.T. H-Tech Oilfield Equipment, an Indonesia-based drill pipe manufacturer with facilities located on Batam Island. We previously held a 27% interest in H-Tech and with this purchase we own a controlling 54% interest in H-Tech. The purchase price for the acquisition of this additional interest was $6.0 million.

     During 1999 we consummated five other acquisitions for $5.2 million in cash, $6.6 million in notes payable and assumed debt and 0.45 million shares of Weatherford common stock.

     On February 12, 1998, we acquired Drill Tube International, Inc., a manufacturer of drill pipe and other drill stem products, for $29.0 million. The consideration we paid in the acquisition consisted of $9.0 million in cash and a contractual purchase credit obligation to manufacture and deliver products to the seller over a two-year period.

     In December 1998, we acquired from an affiliate of Tubos de Acero de Mexico, S.A. (TAMSA) 93% of the outstanding shares of T.F. de Mexico, which owned the manufacturing facility in Veracruz, Mexico that we were operating under a capital lease arrangement. As part of the consideration we paid in the acquisition, we sold the international rights, excluding the United States and Canada, to our Atlas Bradford tubular connection line for carbon grade tubulars to the TAMSA affiliate through a license arrangement. The total consideration was $59.0 million comprised of $48.5 million in debt (which was repaid in March
1999), cash of $1.5 million and a $9.0 million license of the international rights of our Atlas Bradford thread line. The rights we sold through this license arrangement had a fair value of $9.0 million. As a result, in December 1998, we recorded $9.0 million in revenues to recognize the sale of our international rights to the Atlas Bradford connection line.

Credit Facility and Other Long-Term Debt

     CREDIT FACILITY

     On April 14, 2000, we entered into a $100.0 million revolving credit and letter of credit facility with a syndicate of U.S. banks. The credit facility is secured by our U.S. and Canadian inventories, equipment and receivables and is guaranteed by our domestic subsidiaries. Borrowings under the credit facility are based on the lender's determination of the collateral value of the inventories and receivables securing the credit facility. Amounts outstanding under the credit facility accrue interest at a variable rate based on either the U.S. prime rate (plus 0.50% to 0.75% depending on our leverage ratio) or LIBOR (plus 1.50% to 2.50% depending on our leverage ratio) for the U.S. denominated advances or either the reference rate of the Royal Bank of Canada or

CDOR for Canadian denominated advances. Interest on outstanding borrowings is payable monthly. The credit facility also provides us with availability for stand-by letters of credit and bid and performance bonds. We are required to comply with various affirmative and negative covenants as well as maintenance covenants, including covenants that:

     - Require us to maintain a certain tangible net worth and fixed charge coverage ratio,

     - Limit our ability to incur new debt,

     - Limit our ability to make certain investments and acquisitions,

     - Limit out ability to grant liens on our assets,

     - Limit our ability to sell assets,

     - Limit transaction with affiliates and

     - Limit the ability of the Company to engage in certain extraordinary transactions involving a change of control of the Company or a sale of substantially all of its assets.

     As of December 31, 2000, we had borrowed $32.1 million under the credit facility, $5.3 million had been used to support outstanding letters of credit, and $62.6 million was available for borrowing under the credit facility. Additionally, at December 31, 2000, there were outstanding borrowings of $0.5 million under a miscellaneous credit facility and $0.9 million of outstanding letters of credit which had been supported under various available letter of credit facilities that are not related to the revolving credit and letter of credit facility.

     9 5/8% SENIOR NOTES DUE 2007

     On December 5, 2000, we issued $200 million principal amount of 9 5/8% Senior Notes due 2007. The notes were issued at a discount to yield an effective interest rate of 9 3/4%. Net proceeds from the issuance of $193.3 million were utilized to repay the $100 million subordinated note to Weatherford and to repay outstanding borrowings under our credit facility of approximately $80.3 million. Interest is payable June 1 and December 1 of each year, beginning June 1, 2001. We may redeem all or part of the notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The senior notes are guaranteed by all of our domestic subsidiaries. The indenture governing the senior notes contains various covenants customary in such instruments, including covenants that:

     - restrict our ability to incur additional indebtedness;

     - restrict our ability to pay dividends;

     - restrict our ability to sell assets;

     - restrict our ability to grant liens on its assets;

     - limit transactions with affiliates and

     - limit our ability to engage in certain extraordinary transactions, including transactions involving a change in control of us or the sale of substantially all of our assets.

     In the event there is a payment default under our credit facility, the 9 5/8% Senior Notes due 2007 could come due.

     VOEST-ALPINE DEBT

     In connection with our July 1999 investment in Voest-Alpine, we incurred debt denominated in Austrian schillings for 319.8 million Austrian schillings. As of December 31, 2000, principal of $5.4 million (based on December 31, 2000 exchange rates) was payable over two years in four equal installments in each January and July until July 2002. Additionally, remaining principal of $13.3 million (based on December 31, 2000 exchange rates) was payable over the next 6 years out of the annual dividend payable to us as a shareholder of Voest-Alpine. Any remaining principal balance that has not been repaid by July 2004, is payable in five equal semi-annual installments beginning on December 1, 2004. Beginning May 2000, Voest-Alpine changed their functional currency from Austrian schillings to Euros; therefore, our debt to Voest-Alpine is now payable in Euros. Voest-Alpine's change in functional currency to Euros had no material effect on our financial condition or results of operations. Interest on the Voest-Alpine debt is payable every six months beginning January 2000. The interest rate as of December 31, 2000 was 4.9% per annum.

     As part of our arrangement to invest in Voest-Alpine, we entered into a four-year supply contract with Voest-Alpine. Under this agreement, we agreed to purchase a minimum of 45,000 metric tons of tubulars for the first twelve months of the agreement and 60,000 metric tons per year through September 2003 at a benchmark third party price that we believe to be beneficial. The volume requirements fixed in the supply agreement were based on our anticipated needs for tubulars of the type manufactured by Voest-Alpine and represented less than half of our normal worldwide requirements for this type of tubular. During 2000, Voest-Alpine provided us with most of the seamless tubular raw material used by us for our manufacture of drill pipe. Because this agreement requires us to purchase tubulars regardless of our needs, our purchases under this agreement may be made for inventory during periods of low demand. These types of purchases will require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to use or sell all of the tubular products we are required to purchase from Voest-Alpine.

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

  Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarized the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. Based on guidance in SAB No. 101, we changed our accounting policy to recognize revenue upon completion of all third-party specific performance obligations as specified in the sales arrangement. Such third-party performance obligations had been considered inconsequential or perfunctory prior to the issuance of SAB No. 101. We adopted SAB No. 101 in the fourth quarter of 2000, effective January 1, 2000. The cumulative effect of the accounting change was $1.8 million, net of income taxes of $1.0 million. Except for the 2000 Quarterly Financial Data presented in
Note 20 herein, we have not presented pro forma results for prior years, as the impact of SAB No. 101 was not material.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 has been amended by SFAS No. 137, which delays the effective date to fiscal years beginning after June 15, 2000. In May 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities.

     Effective January 1, 2001, we adopted SFAS No. 133, as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Gain and losses related to fair value hedges will be recorded in earnings and gains and losses related to cash flow hedges will be recognized in other comprehensive income until the hedged item is recognized in earnings. Adoption of the provisions of this statement did not have a material effect on our financial statements. At December 31, 2000, we had forward contracts to purchase 25.1 million Euros for a notional amount of $23.1 million related to anticipated inventory purchases. The anticipated inventory purchases at December 31, 2000 are expected to occur by June 2001. At December 31, 2000, we also had forward contracts in place for the Voest-Alpine debt to purchase 5.8 million Euros for a notional amount of $5.6 million

     In February 2001, the Financial Accounting Standards Board issued a revised Exposure Draft, "Business Combinations and Intangible Assets -- Accounting for Goodwill". The Exposure Draft would continue to require recognition of goodwill acquired in a business combination as an asset but would not permit amortization of goodwill as currently required by Accounting Principals Board Opinion No. 17 "Intangible Assets". Instead goodwill would be reviewed for impairment, that is, written down and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The Exposure Draft was issued with comments due by March 16, 2001. At December 31, 2000, the Company had goodwill of $232.1 million, net of accumulated amortization. Amortization of goodwill charged to earnings was $5.1 million for the year ended December 31, 2000. As a result of the acquisitions completed in late 2000, amortization of goodwill charged to earnings is expected to increase to approximately $6.0 million for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS AND EXPOSURES

     In light of the SEC's new Regulation FD, we have elected to provide in this report various forward-looking statements and operational data that are in more detail than we have previously provided. We have done so to assure full market disclosure of information that we generally make available to our investors and securities analysts. We expect to provide updates to this information on a regular basis in our periodic and current reports filed with the SEC. We have also made our investor conference calls open to all investors and encourage all investors to listen in on these calls. We anticipate that we will publicly announce the call-in information in a press release before such calls. We are providing this information to assist our stockholders in better understanding our business. These expectations reflect only our current view on these matters and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met and our actual results will likely vary (up or down) from those currently projected. These estimates speak only of our expectations as of the date of this report and we make no undertaking to update this information. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed during the quarter that would impact our expectations.

  Expectations for First Quarter 2001 and Fiscal 2001

     As previously noted, as we look forward at our projected results for 2001, excluding the impact of $38-$42 million in pre-tax charges, we currently expect to report earnings before those charges of approximately $0.05 to $0.07 per share. Looking beyond the first quarter of 2001, we currently expect to report earnings in the second quarter of within the range of $0.08 to $0.11 per share, and reported earnings per share in the third and fourth quarter of 2001 in the mid teens ($0.14 to $0.18 per share) and low-to-mid 20's ($0.23 to $0.28 per share), respectively.

     Investors should be cautioned that our actual earnings for 2001 will be highly dependent on our ability to increase our production of drill stem products and our targeted levels of production, our ability to implement and maintain pricing increases, in particular the pricing increases we are pushing forward in our drill stem product line, our ability to maintain our current market shares in our various businesses, our ability to reduce the losses in our industrial drill pipe and marine connection product lines and to generate income at those operations, our ability to reduce our manufacturing costs and general world economic trends. Any material change in the markets or changes that affect the assumptions used by us in modeling our 2001 results will affect our actual results.

     In modeling our earnings for 2001, we have made the following assumptions regarding our operations. Although we believe, as of the date this report is filed, that these assumptions are reasonable, there can be no assurance that they will be correct in the future.

     - Our production of drill pipe will be around 1.6 million feet in the first quarter, 2.0 million feet in the second quarter, 2.5 million feet in the third quarter and between 2.8 to 3.0 million feet in the fourth quarter.

     - The recent declines in the United States and world economics will not materially reduce drilling activity or the demand and pricing of our products and services.

     - Our average price of drill pipe will be in excess of $35 a foot in the third and fourth quarters.

     - We will have pricing improvements in our engineered connections segment of around 5%-10% during the year.

     - Our gross profit in our oilfield drill stem product line will increase from around 15% in the first quarter of 2001 to around 30% by the fourth quarter.

     - Our gross profit for all of our engineered connection segment operations will average around 25% during the year.

     - Our consolidated selling, general and administrative expenses will be around 10% of total revenues in the first quarter of 2001 and decline to 7% to 8% of total revenues by year end.

     - Our industrial drill pipe and marine connection product lines will become profitable in the second half of 2001.

     - Our marine connection product lines will not be further materially affected by the impact of the litigation described under Item 3 -- Legal Proceedings.

     - Distributor inventory of premium casing and tubing will not rise in amounts that will materially affect demand. In particular, we have assumed only a minor reduction in demand from distributors in the second and fourth quarters.

     - Our utility costs and other expenses will not increase substantially from their current levels.

     Our projections for 2001 are also based on the following assumptions regarding our business and the industry we serve, which are subject to modification from time to time as more fully described below under "Risk Factors and Exposures." If any of these assumptions is not borne out, our results could vary materially from those currently projected.

     - North American drilling activity will continue to be strong, with pricing increases realized.

     - International rig activity and volumes will continue to pick up.

     - We will not experience any material unusual losses, expenses or charges associated with litigation, warranty claims, environmental matters or property losses.

     - Our manufacturing operations will not experience any material disruptions in supply or efficiencies.

     - There will be no material geo-political events that disrupt energy markets.

     - We will not incur any material currency remeasurement or transactional losses.

     - There will not be any material acquisitions or divestments during the year. Although we have made this assumption for modeling purposes, we do expect that some acquisitions and divestments will be made during the year that will affect our projections.

     - Capital expenditures for 2001 will approximate $25.0 to $35.0 million and will relate primarily to the addition of revenue producing assets.

     Risk Factors and Exposures

     This report and our other filings with the SEC and our public releases contain statements relating to our future results, including our projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995. Our company and the businesses in which it operates are subject to various risks and uncertainties that could have adverse consequences on our results of operations and financial condition and that could cause actual results to be materially different from projected results contained in the forward-looking statements in this report and in our other disclosures. Investors should carefully consider these risks and uncertainties when evaluating our company and the forward-looking statements that we make. These risks and uncertainties include, but are not limited to, the following:

     A MATERIAL DECLINE IN WORLDWIDE DRILLING ACTIVITY WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our business is materially dependent on the level of drilling activity worldwide, which in turn depends primarily on prices for oil and gas. Lower drilling activity not only decreases demand for our products, but following rapid declines in drilling such as occurred in late 1998, the resulting oversupply of used drill pipe of reasonable quality further impairs our revenues. In general, we believe that our drill stem business trails changes in the rig count by six to nine months due in part to the time required for the industry to consume excess inventory of stockpiled used drill pipe. When drilling activity declined in the second half of 1998 and 1999, our revenues and profitability declined significantly. In addition, substantially all of our customers are engaged in the oil and gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables extensions of credit. We maintain reserves for potential credit losses, and generally, actual losses have historically been within our expectations.

     AN ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES AND OUR RESULTS OF OPERATIONS.

     The economic downturn that began in Asia in 1997 affected the economies in other regions of the world, including South America and the former Soviet Union, and contributed to the decline in the price of oil and the level of drilling activity. The United States and worldwide economies (particularly in Europe and Japan), have recently begun to decline. If these declines were to materially affect the demand for oil and gas, the price for oil and gas and our products and services could again decline and adversely affect our results of operations.

     LABOR SHORTAGES COULD LIMIT OUR MANUFACTURING CAPACITY AND INCREASE OUR LABOR COSTS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our manufacturing operations are substantially dependent upon our ability to recruit and retain qualified machinists, factory workers and other laborers. As demand for our products and services improved during 2000, we increased our headcount and are continuing to recruit qualified workers. During 2000, this was increasingly difficult due to the strong labor market in the United States in general, as well as the improving conditions in the oil and gas industry in particular. Our ability to benefit from the expected continued upturn in the oil and gas industry during 2001 and achieve the expected results of operations set forth in our forward-looking statements assumes that we will continue to be able to expand our manufacturing capacity and hire and retain qualified machinists, factory workers and other laborers. Currently, demand for these employees in the markets where our manufacturing operations are located have softened and we do not expect to experience severe labor issues during 2001; however, labor shortages could limit our manufacturing capacity. If we are not able to increase our manufacturing capacity rapidly enough to take advantage of increased demand, we could lose market share and our results of operations could be adversely impacted. Additionally, if we are forced to significantly increase wages and other benefits to attract additional workers, our future operating margins may decrease.

     OUR ABILITY TO COMPETE SUCCESSFULLY IS DEPENDENT ON TECHNOLOGICAL ADVANCES IN OUR PRODUCTS, AND OUR FAILURE TO TIMELY OR ADEQUATELY RESPOND TO TECHNOLOGICAL ADVANCES IN OUR PRODUCTS, AND OUR FAILURE TO TIMELY RESPOND OR ADEQUATELY RESPOND TO TECHNOLOGICAL ADVANCES IN OUR INDUSTRY MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our ability to succeed with our long-term growth strategy is dependent on the technological competitiveness of our products. If we are unable to innovate and implement advanced technology in our products, other competitors may be able to compete more effectively with us and our business and results of operations may be adversely affected.

     OUR ACQUISITION STRATEGY COULD FAIL OR PRESENT UNANTICIPATED PROBLEMS FOR OUR BUSINESS IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAKE ACQUIRED BUSINESSES PROFITABLE OR REALIZE ANTICIPATED BENEFITS OF THOSE ACQUISITIONS.

     Our growth strategy includes acquiring complementary businesses. We cannot assure you that we will be able to successfully identify suitable acquisition opportunities or finance and complete any particular acquisition. Furthermore, acquisitions, including recent acquisitions and any acquisitions we may make in the future, involve a number of risks and challenges, including:

     - diversion of management's attention,

     - the need to integrate acquired operations,

     - potential loss of key employees and customers of the acquired companies,

     - potential lack of experience operating in a geographic market of the acquired business and

     - an increase in our expenses and working capital requirements.

Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from our recent or future acquired businesses or realize other anticipated benefits of those acquisitions.

     OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS FOR 2001 IS BASED UPON OUR ABILITY TO SUCCESSFULLY INCREASE OUR MANUFACTURING CAPACITY, WHICH CAN BE ADVERSELY AFFECTED BY UNEXPECTED COSTS AND DISRUPTIONS.

     We have recently taken steps to increase our manufacturing capacity and reduce manufacturing costs in all of our manufacturing operations. These activities are ongoing and will continue throughout 2001, with the goal of being able to manufacture between 2.8 and 3.0 million feet of drill pipe per quarter by the end of 2001. These steps include reallocation of manufacturing capacity among our existing product lines as well as bringing new and refurbished equipment online. Our forward-looking statements assume that the manufacturing expansion and consolidation are completed without any material disruptions or delays. If there are any material disruptions or excess costs associated with the manufacturing changes, our results of operations during 2001 could be adversely affected.

     OUR ABILITY TO MEET EARNINGS AND REVENUES GOALS FOR 2001 IS BASED UPON OUR ABILITY TO SUCCESSFULLY RAISE PRICES FOR OUR DRILL STEM PRODUCTS, WHICH CAN BE ADVERSELY AFFECTED BY CHANGES IN INDUSTRY CONDITIONS AND COMPETITIVE FORCES.

     Beginning in 2001, we initiated substantial price increases for our drill stem products, with the expectation that these price increases will begin benefiting revenues and operating profit during the third quarter of 2001, when we expect our existing backlog to have been produced. Our ability to raise and maintain prices are subject to various risks, including adverse changes in industry conditions and regulation as well as unexpected actions by our competitors. Our forward-looking statements assume that such price increases will be successful without any material adverse affects on our backlog or volumes produced.

     OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC OR OTHER RISKS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     For the year ended December 31, 2000, we derived approximately 10% of our total revenues from our facilities outside the United States. We expect this percentage to increase substantially as demand for our drill stem products improves and our expectations for 2001 depend on our ability to increase our international sales. In addition, many of our key manufacturing operations are outside the United States. Our operations in certain international locations, including Mexico, Austria, Italy, China and Indonesia, are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include

     - currency fluctuations and potential devaluations in most countries, in particular those in South America and Asia and,

     - currency restrictions and limitations on repatriation of profits in various countries and -- political instability.

Our foreign operations may suffer disruptions, and we may incur losses that will not be covered by insurance. Any material currency fluctuations or devaluations or political disruptions that disrupt oil and gas exploration and production or the movement of funds and assets could adversely affect our results of operations and financial position.

     OUR LONG-TERM SUPPLY CONTRACT MAY OBLIGATE US TO PURCHASE UNNEEDED MATERIALS, AND AN INCREASE IN THE COST OF EUROS WOULD MAKE THOSE MATERIALS MORE EXPENSIVE TO US.

     We have entered into an agreement with Voest-Alpine Stahlrohr Kindberg GmbH& Co. KG, an entity of which we own 50.01%, to purchase 60,000 metric tons of raw materials per year for the next three years. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any "anti-dumping" duties in the United States on the resale of these tubulars, which could affect our ability to resell the tubulars in the United States. Further, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offsetting revenues in Euros, and we cannot currently hedge against this contract for its entire term. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could adversely affect our results of operations.

     WE COULD BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Many of our products are used in hazardous drilling and production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment, as well as the suspension of the end-user's operations. If our products were to be involved in any of these difficulties, we could face litigation and may be held liable for those losses. Our insurance coverage may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we may not be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any claims made under our policies likely will cause our premiums to increase. Any future damages deemed to be caused by our products or services that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our business, results of operations and financial condition.

     WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS THAT EXPOSE US TO POTENTIAL FINANCIAL LIABILITY.

     Our operations are regulated under a number of federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of hazardous materials. Compliance with these environmental laws are a major consideration in the manufacturing of our products, as we use and generate hazardous substances and wastes in our manufacturing operations, and we may be subject to material financial liability for any investigation and clean-up of such hazardous materials. In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we also may be subject to financial liabilities relating to the investigation and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites. Liability in many instances may be imposed on us regardless of the legality of the original actions relating to the hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances. We are also subject to various federal, state, local and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities. Those laws and regulations may also subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those laws and regulations. Any such financial liability or business disruption could have a material adverse effect on our financial condition and results of operations.

     OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED IF THE ANTIDUMPING ORDERS COVERING ARGENTINA, JAPAN, KOREA, ITALY AND MEXICO WERE REVOKED.

     As noted in Item 1 -- Business -- Federal Regulation and Environmental Matters, the International Trade Commission and the U.S. Department of Commerce are conducting "sunset reviews" of antidumping orders covering Argentina, Italy, Japan, Korea and Mexico. Many of the worlds largest OCTG producers are located in these countries. If these orders were revoked, these producers of oil country tubular goods would be able to import tubular products into the United States without the restriction of these orders, which would subject us to increased competition and potentially decrease our domestic market share as well as the prices we receive and expect to receive for our products, which would adversely affect our results of operations.

     WE COULD BE SUBJECT TO ADDITIONAL EXPENSES FROM THE WATTS LITIGATION.

     As noted under Item 3 -- Litigation, we have recorded an additional reserve as a result of a jury verdict in litigation involving John D. Watts and our XL Systems subsidiary. The trial judge has the discretion to award additional damages and attorney's fees that could increase our liability by an additional $3.5 million and $4.5 million which could reduce our net income. The trial judge also has the discretion to permanently enjoin us from utilizing the premium connection that was the subject of the litigation in its current configuration in the United States. We have identified and currently are testing a redesign of this connection that will be outside the scope of the trial court's and jury's decision. If successful, we would not expect any injunction to have a material effect on our operations. If unsuccessful, we could be precluded from manufacturing and selling this connection in the United States, which we estimate could reduce our forecasted net income in 2001 by $1.0 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

     We currently are exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks relate to fluctuations in foreign currency exchange rates and changes in interest rates. We do not believe these risks are material. You should read Note 10 to the Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on financial instruments.

FOREIGN CURRENCY RISK

     The functional currency for most of our international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. We hedge our exposure to changes in foreign exchange rates principally with forward contracts.

     Forward contracts designated as hedges of foreign currency transactions are marked to spot with the resulting gains and losses recognized in earnings, offsetting losses and gains on the transactions hedged. We enter into foreign exchange contracts only as a hedge against existing economic exposures and not for speculative or trading purposes. The counterparties to our foreign exchange contracts are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is immaterial.

     At December 31, 2000, we had open forward contracts to exchange U.S. dollars for Euros at an exchange value of $29.1 million. If a 10% devaluation in the Euro compared to the U.S. dollar were to occur subsequent to December 31, 2000, the exchange value of the open forward contracts would be $26.2 million.

INTEREST RATES

     We are and will be subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable interest rate borrowings. We are subject to market risk exposure related to changes in interest rates on our credit facility and certain variable rate indebtedness. As of December 31, 2000, we had borrowed $32.1 million under our credit facility. Additionally, at December 31, 2000, there were outstanding borrowings of $0.5 million under a miscellaneous credit facility, and there was $18.6 million of variable interest rate debt outstanding. Based upon these balances, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis. Excluding the 9 5/8% Senior Notes due 2007, most of our borrowings are at variable rates and therefore the fair value of these borrowings approximates book value. The fair value of our long-term debt at December 31, 2000 was $232.1 million as compared to a carrying value of $224.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed in this Item 8:

        Report of Independent Public Accountants

        Balance Sheets at December 31, 2000 and 1999

        Statements of Operations for each of the three years in the period ended December 31, 2000

        Statements of Cash Flows for each of the three years in the period ended December 31, 2000

        Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000

        Notes to Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Grant Prideco, Inc.:

     We have audited the accompanying consolidated balance sheet of Grant Prideco, Inc., (a Delaware corporation), and subsidiaries (the "Company"), as of December 31, 2000 and the combined balance sheet of the drilling products businesses of Weatherford International, Inc. as of December 31, 1999, and the related statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Grant Prideco, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue recognition pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 which was adopted in the fourth quarter of 2000, effective January 1, 2000.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 19, 2001

                              GRANT PRIDECO, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents.................................  $  6,204   $  8,315
  Restricted Cash...........................................     3,658      4,000
  Accounts Receivable, Net of Allowance for
  Uncollectible Accounts of $2,318 and $1,897 at
  December 31, 1999 and 2000, respectively..................    77,650    132,067
  Inventories...............................................   173,904    200,252
  Current Deferred Tax Asset................................     6,197     23,995
  Other Current Assets......................................     4,425      8,404
                                                              --------   --------
                                                               272,038    377,033
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Machinery and Equipment...................................   224,225    234,597
  Land, Buildings and Other Property........................    81,390     96,831
                                                              --------   --------
                                                               305,615    331,428
  Less: Accumulated Depreciation............................    98,906    118,647
                                                              --------   --------
                                                               206,709    212,781
                                                              --------   --------
GOODWILL, NET...............................................   187,765    232,140
INVESTMENT IN UNCONSOLIDATED AFFILIATES.....................    37,453     38,952
DEFERRED TAX ASSET..........................................     2,707        336
OTHER ASSETS................................................    27,903     31,322
                                                              --------   --------
                                                              $734,575   $892,564
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-Term
    Debt....................................................  $ 14,710   $ 38,160
  Accounts Payable..........................................    47,459     84,451
  Current Deferred Tax Liability............................     7,144      2,278
  Customer Advances.........................................    18,503      2,275
  Accrued Labor and Benefits................................     6,277     14,101
  Other Accrued Liabilities.................................    13,308     37,320
                                                              --------   --------
                                                               107,401    178,585
                                                              --------   --------
SUBORDINATED NOTE TO WEATHERFORD............................   100,000         --
LONG-TERM DEBT..............................................    24,276    219,104
DEFERRED INCOME TAXES.......................................    44,533     40,378
MINORITY INTEREST...........................................       886      1,098
OTHER LONG-TERM LIABILITIES.................................     3,623     21,896
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par Value, Authorized 300,000
    Shares, Issued 108,542 in 2000..........................        --      1,085
  Capital in Excess of Par Value............................        --    349,436
  Predecessor Stockholder's Investment......................   353,617         --
  Treasury Stock, at Cost...................................        --     (1,046)
  Retained Earnings.........................................   113,594     97,109
  Deferred Compensation Obligation..........................        --      4,973
  Accumulated Other Comprehensive Loss......................   (13,355)   (20,054)
                                                              --------   --------
                                                               453,856    431,503
                                                              --------   --------
                                                              $734,575   $892,564
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                              GRANT PRIDECO, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
REVENUES....................................................  $646,454   $286,370   $498,481
                                                              --------   --------   --------
COSTS AND EXPENSES:
  Cost of Sales.............................................   480,034    262,269    439,515
  Selling, General and Administrative Attributable to
     Segments...............................................    31,986     31,104     36,759
  Corporate General and Administrative......................    14,407     14,638     20,809
  Equity (Income) Loss in Unconsolidated Affiliates.........      (267)       419     (5,495)
  Weatherford Charges.......................................       960      1,500        500
  Other Charges.............................................     6,450      9,454     11,129
                                                              --------   --------   --------
                                                               533,570    319,384    503,217
                                                              --------   --------   --------
OPERATING INCOME (LOSS).....................................   112,884    (33,014)    (4,736)
                                                              --------   --------   --------
OTHER INCOME (EXPENSE):
  Interest Expense..........................................   (12,008)   (11,343)   (17,005)
  Other, Net................................................     4,692       (138)      (109)
                                                              --------   --------   --------
                                                                (7,316)   (11,481)   (17,114)
                                                              --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES...........................   105,568    (44,495)   (21,850)
(PROVISION) BENEFIT FOR INCOME TAXES........................   (39,848)    11,199      7,365
                                                              --------   --------   --------
NET INCOME (LOSS) BEFORE MINORITY INTEREST..................    65,720    (33,296)   (14,485)
MINORITY INTEREST...........................................        --       (215)      (211)
                                                              --------   --------   --------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE...........................................    65,720    (33,511)   (14,696)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX..........        --         --     (1,789)
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................  $ 65,720   $(33,511)  $(16,485)
                                                              ========   ========   ========
BASIC NET INCOME (LOSS) PER SHARE
  (Pro forma prior to effective date of spinoff)
  Basic net income (loss) before cumulative effect of
               accounting change............................  $   0.68   $  (0.33)  $  (0.13)
  Cumulative effect of accounting change....................        --         --      (0.02)
                                                              --------   --------   --------
  Net income (loss).........................................  $   0.68   $  (0.33)  $  (0.15)
                                                              ========   ========   ========
  Basic weighted average shares outstanding.................    97,065    101,245    109,000
                                                              ========   ========   ========
DILUTED NET INCOME (LOSS) PER SHARE
  (Pro forma prior to effective date of spinoff)
  Diluted net income (loss) before cumulative effect of
     accounting change......................................  $   0.67   $  (0.33)  $  (0.13)
  Cumulative effect of accounting change....................        --         --      (0.02)
                                                              --------   --------   --------
  Net income (loss).........................................  $   0.67   $  (0.33)  $  (0.15)
                                                              ========   ========   ========
  Diluted weighted average shares outstanding...............    97,757    101,245    109,000
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                              GRANT PRIDECO, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss).........................................  $ 65,720   $(33,511)  $ (16,485)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided (Used) By Operating Activities:
  Non-Cash Portion of Other Charges.........................    30,500      9,454      22,125
  Depreciation and Amortization.............................    31,173     30,514      31,842
  Deferred Income Tax (Provision) Benefit...................    (4,513)     9,531     (11,662)
  Equity (Income) Loss in Unconsolidated Affiliates, Net of
     Dividends..............................................      (267)       419      (4,939)
  Gain on Asset Disposal....................................    (1,226)        --         (58)
  Sale of Technology License................................    (9,000)        --          --
  Change in Assets and Liabilities, Net of Effects of
     Businesses Acquired:
     Accounts Receivable, Net...............................    13,308     41,072     (45,466)
     Inventories............................................   (22,878)    10,944     (28,000)
     Other Current Assets...................................   (13,812)     8,919      (1,582)
     Other Assets...........................................    (1,215)      (703)         --
     Accounts Payable.......................................   (57,091)     2,501      28,654
     Other Accrued Liabilities..............................   (10,730)   (15,865)      8,942
     Customer Advances......................................     2,344     13,255     (16,228)
     Purchase Credit........................................    (8,000)    (8,000)     (1,638)
     Other, Net.............................................    (3,586)    (3,290)      1,880
                                                              --------   --------   ---------
          Net Cash Provided (Used) by Operating
            Activities......................................    10,727     65,240     (32,615)
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, Net of Cash Acquired........................   (17,400)   (15,072)    (66,027)
  Capital Expenditures for Property, Plant and Equipment....   (38,102)   (19,046)    (20,891)
  Proceeds on Sale of Assets................................     6,023         --         149
                                                              --------   --------   ---------
          Net Cash Used by Investing Activities.............   (49,479)   (34,118)    (86,769)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing on Revolving Credit Facility, Net...............        --         --      30,850
  Issuance of Long-Term Debt, Net...........................        --         --     193,324
  Repayments on Debt, Net...................................    (6,990)   (54,225)   (120,339)
  Purchase of Treasury Stock................................        --         --      (1,046)
  Proceeds from Stock Option Exercises......................        --         --       1,502
  Predecessor Stockholder's Investment......................    43,609     23,237      17,204
                                                              --------   --------   ---------
          Net Cash Provided (Used) by Financing
            Activities......................................    36,619    (30,988)    121,495
                                                              --------   --------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (2,133)       134       2,111
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     8,203      6,070       6,204
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  6,070   $  6,204   $   8,315
                                                              ========   ========   =========

   The accompanying notes are an integral part of these financial statements.

                              GRANT PRIDECO, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    COMMON STOCK                                   ACCUMULATED
                                      $0.01 PAR         CAPITAL IN                    OTHER        TREASURY STOCK      DEFERRED
                                 -------------------   EXCESS OF PAR   RETAINED   COMPREHENSIVE   ----------------   COMPENSATION
                                 SHARES     AMOUNT         VALUE       EARNINGS       LOSS        SHARES   AMOUNT     OBLIGATION
                                 -------   ---------   -------------   --------   -------------   ------   -------   ------------
Balance at December 31, 1997...       --    $   --       $     --      $ 80,636     $ (7,430)       --     $    --      $   --
  Total Comprehensive Income
    (Loss).....................       --        --             --        65,720       (5,908)       --          --          --
  Stockholder's Contribution...       --        --             --           749           --        --          --          --
                                 -------    ------       --------      --------     --------       ---     -------      ------
Balance at December 31, 1998...       --        --             --       147,105      (13,338)       --          --          --
  Total Comprehensive Loss.....       --        --             --       (33,511)         (17)       --          --          --
  Stockholder's Contribution...       --        --             --            --           --        --          --          --
                                 -------    ------       --------      --------     --------       ---     -------      ------
Balance at December 31, 1999...       --        --             --       113,594      (13,355)       --          --          --
  Total Comprehensive Loss.....                                         (16,485)      (6,699)       --          --          --
  Shares Issued in
    Distribution...............  108,391     1,084        347,325            --           --        --          --          --
  Predecessor Stockholder's
    Investment.................       --        --             --            --           --        --          --          --
  Stock Grant and Options
    Exercised..................      151         1          1,501            --           --        --          --          --
  Tax Benefit of Options
    Exercised..................       --        --            610            --           --        --          --          --
  Deferred Compensation
    Obligation.................       --        --             --            --           --        --          --       4,973
  Purchase of Treasury Stock
    for Executive Deferred
    Compensation Plan..........       --        --             --            --           --       (50)     (1,046)         --
                                 -------    ------       --------      --------     --------       ---     -------      ------
Balance at December 31, 2000...  108,542    $1,085       $349,436      $ 97,109     $(20,054)      (50)    $(1,046)     $4,973
                                 =======    ======       ========      ========     ========       ===     =======      ======


                                  PREDECESSOR        TOTAL
                                 STOCKHOLDER'S   STOCKHOLDERS'
                                  INVESTMENT        EQUITY
                                 -------------   -------------
Balance at December 31, 1997...    $259,516        $332,722
  Total Comprehensive Income
    (Loss).....................                      59,812
  Stockholder's Contribution...      51,928          52,677
                                   --------        --------
Balance at December 31, 1998...     311,444         445,211
  Total Comprehensive Loss.....                     (33,528)
  Stockholder's Contribution...      42,173          42,173
                                   --------        --------
Balance at December 31, 1999...     353,617         453,856
  Total Comprehensive Loss.....          --         (23,184)
  Shares Issued in
    Distribution...............          --         348,409
  Predecessor Stockholder's
    Investment.................    (353,617)       (353,617)
  Stock Grant and Options
    Exercised..................          --           1,502
  Tax Benefit of Options
    Exercised..................          --             610
  Deferred Compensation
    Obligation.................          --           4,973
  Purchase of Treasury Stock
    for Executive Deferred
    Compensation Plan..........          --          (1,046)
                                   --------        --------
Balance at December 31, 2000...    $     --        $431,503
                                   ========        ========

   The accompanying notes are an integral part of these financial statements.

                              GRANT PRIDECO, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. GENERAL

  Weatherford International Spinoff Of Its Drilling Products Division

     On October 22, 1999, the Board of Directors of Weatherford International, Inc. (Weatherford) authorized the spinoff of its drilling products businesses (the "Company" or "Grant Prideco") to its stockholders as an independent, publicly traded company (the "Distribution"). The Internal Revenue Service issued a favorable tax ruling stating that the Distribution should be tax-free to the stockholders of Weatherford for U.S. federal income tax purposes. Weatherford consummated the spinoff through a distribution to its stockholders of one share of Grant Prideco common stock for each share of Weatherford common stock held by the Weatherford stockholders on March 23, 2000, the record date for the Distribution. The Distribution was completed on April 14, 2000.

  Basis of Presentation

     The combined balance sheet as of December 31, 1999 and the combined statements of operations and cash flows for the periods prior to April 14, 2000 reflect Weatherford's drilling products businesses that were transferred to Grant Prideco from Weatherford in the Distribution. All activity subsequent to April 14, 2000 reflects Grant Prideco as distributed. The financial statements have been prepared using the historical bases in the assets and liabilities and historical results of operations related to Grant Prideco. The financial statements include allocations (carve-outs) of general and administrative corporate overhead costs of Weatherford to Grant Prideco and direct costs of services provided by Weatherford for the benefit of Grant Prideco prior to the Distribution. Management believes such allocations are reasonable; however, the costs of these services charged to Grant Prideco are not necessarily indicative of the costs that would have been incurred if Grant Prideco had performed these functions as a stand-alone entity. Subsequent to the Distribution, Grant Prideco has performed these functions using its own resources or purchased services and is responsible for the costs and expenses associated with the management of a public corporation. The financial statements included herein may not necessarily reflect the results of operations, financial position and cash flows of Grant Prideco in the future or what they would have been had it been a separate, stand-alone entity during all the periods presented.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2000 classifications. These reclassifications had no impact on net income (loss).

  Nature of Operations

     The Company is a manufacturer and supplier of oilfield drill pipe and other drilling products and a North American provider of high-performance engineered connections and premium tubing and casing. The Company's drilling products are used to drill oil and gas wells while our engineered connections and premium tubing and casing are products used to complete oil and gas wells once they have been successfully drilled. The Company's customers include major, independent and state-owned oil companies, drilling contractors, oilfield service companies and North American oil country tubular goods (OCTG) distributors. The Company operates 22 manufacturing facilities located in the United States, Mexico, Canada, Europe, and Asia and 30 sales, service and repair locations globally.

     The Company is materially dependent on the level of drilling activity worldwide, which in turn depends primarily on prices for oil and gas. Lower drilling activity not only decreases demand for the Company's products, but following rapid declines in drilling, the resulting oversupply of used drill pipe of reasonable quality further impairs the Company's revenues. In general, the Company believes that its drill stem business trails changes in the rig count by six to nine months due in part to the time required for the industry to consume excess inventory of stockpiled used drill pipe.

                              GRANT PRIDECO, INC.

  Principles of Consolidation

     The financial statements include the accounts of Grant Prideco, its wholly-owned subsidiaries, and the Company's 54% interest in the assets, liabilities and operations of H-Tech. The minority's interest in H-Tech (46%) is included in the balance sheets and statements of operations as "Minority Interest." Intercompany transactions and balances between Grant Prideco's businesses have been eliminated. The Company accounts for its 50% or less-owned affiliates using the equity method, as the Company has a significant influence but not a controlling interest (see Note 6).

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents and Restricted Cash

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2000, the Company had $4.0 million of restricted cash related to its 54% interest in H-Tech that is subject to dividend and distribution restrictions.

  Inventories

     Inventories are valued using the first-in, first-out (FIFO) method and are stated at the lower of cost or market.

  Property, Plant and Equipment

     Property, plant and equipment is carried at cost. Maintenance and repairs are expensed as incurred. The costs of renewals, replacements and betterments are capitalized. Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives for the respective categories. The Company evaluates potential impairment of property, plant and equipment and other long-lived assets on an ongoing basis and reduces the carrying value to estimated fair value whenever events or circumstances effecting the carrying amounts indicate that amounts may not be fully recoverable (see Note 4). The useful lives of the major classes of property, plant and equipment are as follows:

                                                              LIFE
                                                           ----------
Machinery and equipment..................................  3-20 years
Buildings and other property.............................  5-40 years

  Intangible Assets and Amortization

     The Company's intangible assets are comprised primarily of goodwill and identifiable intangible assets, principally patents and technology licenses. The Company periodically evaluates goodwill and other intangible assets, net of accumulated amortization, for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or which affect the recoverability of any intangible assets. Goodwill is being amortized on a straight-line basis over the lesser of the estimated useful life or 40 years. Other identifiable intangible assets, included as a component of "Other Assets," are amortized on a straight-line basis over the years expected to be benefited, ranging from 5 to 15 years.

                              GRANT PRIDECO, INC.

     Amortization expense for goodwill and other intangible assets was approximately $5.8 million, $6.1 million and $6.1 million for the years ended December 31, 1998, 1999, and 2000, respectively. Accumulated amortization for goodwill at December 31, 1999 and 2000 was $11.7 million and $16.8 million, respectively.

  Stock-Based Compensation

     The Company accounts for its stock-based compensation programs using the intrinsic value method of accounting established by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of Common Stock on the grant date. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation."

  Foreign Currency Translation

     The functional currency for most of the Company's international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency transaction gains (losses) for the years ended December 31, 1998, 1999 and 2000 were not material. Gains and losses attributable to the translation of the Voest-Alpine debt are included as a separate component of stockholders' equity during those periods the Voest-Alpine debt is designated as, and is effective as, a partial economic hedge of the equity investment in Voest-Alpine (see Notes 6 and 8).

  Derivative Instruments and Hedging Activities

     The Company enters into foreign exchange contracts only as a hedge against existing economic exposures, and not for speculative or trading purposes. These contracts reduce exposure to currency movements affecting specific existing assets and liabilities denominated in foreign currencies and forecasted foreign-currency-denominated transactions. The future value of these contracts and related currency positions are subject to offsetting market risks resulting from foreign currency exchange rate volatility.

     Forward contracts designated as hedges of foreign currency denominated monetary assets and liabilities are marked to spot with the resulting gains and losses recognized in earnings, offsetting losses and gains on the net monetary assets and liabilities hedged. Gains and losses on forward contracts for anticipated transactions are deferred and recognized in earnings as the underlying transaction effects earnings. The forward contracts are reflected in "Other Current Assets" on the Balance Sheets.

     Effective January 1, 2001, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133, issued by the Financial Accounting Standards Board (FASB) establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Gain and losses related to fair value hedges will be recorded in earnings and gains and losses related to cash flow hedges will be recognized in other comprehensive income until the hedged item is recognized in earnings. Adoption of the provisions of this statement on January 1, 2001, will not have a material effect on the financial statements of the Company.

                              GRANT PRIDECO, INC.

  Accounting for Income Taxes

     The accompanying financial statements have been prepared under SFAS No. 109, "Accounting for Income Taxes," assuming Grant Prideco was a separate entity for all periods prior to the Distribution. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     In connection with the Distribution, Grant Prideco and Weatherford entered into a tax allocation agreement (the "Tax Allocation Agreement"). Under the terms of the Tax Allocation Agreement, Grant Prideco will be responsible for all taxes and associated liabilities relating to the historical businesses of Grant Prideco. The Tax Allocation Agreement also provides that any tax liabilities associated with the spinoff shall be assumed and paid by Grant Prideco subject to certain exceptions relating to changes in control of Weatherford. The Tax Allocation Agreement further provides that in the event there is a tax liability associated with the historical operations of the Company that is offset by a tax benefit of Weatherford, Weatherford will apply the tax benefit against such tax liability and will be reimbursed for the value of such tax benefit when and as Weatherford would have been able to otherwise utilize that tax benefit for its own businesses. Also, the Tax Allocation Agreement provides that Weatherford will have the future benefit of any tax losses incurred by Grant Prideco prior, as a part of a consolidated return with Weatherford, to the spinoff, and Grant Prideco will be required to pay Weatherford an amount of cash equal to any such benefit utilized by Grant Prideco or which expires unused by Grant Prideco to the extent those benefits are not utilized by Weatherford (see Note 15).

  Revenue Recognition

     The Company recognizes revenue as products are shipped or accepted by the customer, depending on the point in which the customer has taken title and assumed the risks of ownership of the products. The Company also recognizes revenue on bill and hold transactions where the product has been completed and is ready to be shipped, however at the customer's request the Company is storing the product on their behalf for a brief period of time, typically less than one year. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarized the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. Based on guidance in SAB No. 101, the Company changed its accounting policy to recognize revenue upon completion of all third-party specific performance obligations as specified in the sales arrangement. Such third-party performance obligations had been considered inconsequential or perfunctory prior to the issuance of SAB No.
101. The Company adopted SAB No. 101 in the fourth quarter of 2000, effective January 1, 2000. The cumulative effect of the accounting change was $1.8 million, net of income taxes of $1.0 million. Except for the 2000 Quarterly Financial Data presented in Note 20 herein, the Company has not presented pro forma results for prior years, as the impact of SAB No. 101 was not material.

  Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-

                              GRANT PRIDECO, INC.

dilutive. At December 31, 1999 and 2000, stock options to purchase 1.6 million and 1.7 million shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

     The following table reconciles basic and diluted weighted average shares:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1998     1999      2000
                                                           ------   -------   -------
                                                                 (IN THOUSANDS)
Basic weighted average number of shares outstanding......  97,065   101,245   109,000
Dilutive effect of stock options.........................     692        --        --
                                                           ------   -------   -------
Diluted weighted average number of shares outstanding....  97,757   101,245   109,000
                                                           ======   =======   =======

     The Company did not have a separate capital structure prior to the Distribution from Weatherford. Accordingly, pro forma basic and weighted average shares for the years ended December 31, 1998 and 1999 and for the period through April 14, 2000 have been calculated by adjusting Weatherford's historical basic weighted average shares outstanding for the applicable period to reflect the number of Grant Prideco shares that would have been outstanding at the time assuming the distribution of one share of Grant Prideco common stock for each share of Weatherford common stock.

2. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1999       2000
                                                        -------   --------   --------
                                                               (IN THOUSANDS)
Net Income (Loss).....................................  $65,720   $(33,511)  $(16,485)
Foreign Currency Items................................   (5,908)       (17)    (6,699)
                                                        -------   --------   --------
Total Comprehensive Income (Loss).....................  $59,812   $(33,528)  $(23,184)
                                                        =======   ========   ========

     Accumulated other comprehensive income (loss) for each of the years ended December 31, 1998, 1999 and 2000 relates to foreign currency items.

3. INVENTORIES

     Inventories by category are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials, components and supplies......................  $ 93,980   $149,628
Work in process.............................................    15,720     23,829
Finished goods..............................................    64,204     26,795
                                                              --------   --------
                                                              $173,904   $200,252
                                                              ========   ========

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

4. OTHER CHARGES

     The Company incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in the fourth quarter of 2000 relating primarily to inventory write-offs and other asset impairments and reductions. It was determined

                              GRANT PRIDECO, INC.

that $19.2 million of the pre-tax charge amount related to adjustments to capitalized manufacturing cost variances, of which $13.4 million applied to prior 2000 quarters (see Note 20). Such inventory adjustments were made pursuant to a review of the Company's capitalized manufacturing variances in excess of standard costs and are recorded as cost of sales. The remaining $22.1 million of the fourth quarter 2000 pre-tax charges are summarized in the following chart:

                                                                                  LIABILITY
                                               DRILLING   ENGINEERED               BALANCE
                                               PRODUCTS   CONNECTIONS    TOTAL    12/31/00
                                               --------   -----------   -------   ---------
                                                              (IN THOUSANDS)
Inventory Write-Off(a).......................  $10,424      $  572      $10,996    $   --
Write-Down of Assets(b)......................    3,270          --        3,270        --
Litigation Accrual(c)........................       --       2,500        2,500     2,500
Contingent Liability Accrual(d)..............    4,650          --        4,650     4,650
Other Accrued Liabilities(e).................      594         115          709       709
                                               -------      ------      -------    ------
          Total..............................  $18,938      $3,187      $22,125    $7,859
                                               =======      ======      =======    ======

---------------

(a) The inventory write-off was reported as cost of sales and was made pursuant to a review of the Company's planned dispositions of inventory in an effort to reduce inventory levels of older, slow-moving products. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposal.

(b) The write-down of assets was reported as other charges and relates to fixed assets held for sale. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal.

(c) The litigation accrual was reported as other charges and relates to an event subsequent to December 31, 2000 on an outstanding lawsuit filed against the Company in May 1997 for patent infringement. On March 2, 2001, a jury found that the Company had infringed on the patent and awarded the plaintiff approximately $2.0 million in damages, including prejudgment interest. Pursuant to the jury award, the Company reevaluated the estimated range of loss on the lawsuit and concluded that an additional charge of $2.5 million was necessary to increase the accrued liability balance at December 31, 2000.

(d) The contingent liability accrual was reported as other charges and represents the probable estimated settlement under the terms of a contract relating to purchase commitments.

(e) The other accrued liabilities charge was reported as other charges and represents primarily accruals for product warranties.

     In 1999, the Company decided to terminate its manufacturing arrangement with Oil Country Tubular Limited (OCTL) in India. The Company made this decision in light of the existing market and difficulties arising from the political situation between India and countries where OCTL's principal customers reside. This decision resulted in the need to write-off a $7.8 million deposit previously paid to OCTL for future products and $1.7 million of the Company's equipment located in India in the fourth quarter of 1999. During 2000, the Company sought to collect approximately $17.7 million in receivables and advances provided to OCTL by the Company. The $17.7 million in unpaid receivables and advances owed to the Company is classified as "Other Assets" in the accompanying Balance Sheets as of December 31, 1999 and 2000. Subsequent to December 31, 2000, the Company has reassessed the viability of restructuring its relationship with OCTL and has determined that a continued relationship, except in very limited circumstances, is no longer viable. As a result of this determination, the Company expects to write-off the remaining $17.7 million in unpaid receivables and advances owed by OCTL during 2001, and will continue to vigorously pursue collection of all or a part of this amount (see Note 21).

                              GRANT PRIDECO, INC.

     In 1998, the Company's drilling products segment incurred $35.0 million in charges relating to the reorganization and rationalization of Grant Prideco's businesses in light of declining industry conditions and the merger between EVI, Inc. (EVI) and Weatherford Enterra, Inc. (WII). Of these charges, $7.0 million was incurred in the second quarter of 1998 in accordance with the Company's formalized plan, and reflected costs associated with the merger between EVI and WII and the effects of the beginning of a downturn in the industry. Following a further deterioration in the markets which the Company serves, an additional $28.0 million charge was incurred in the fourth quarter of 1998. These charges reflected additional reductions in operations and an attempt to align the cost structure of the Company with its then current demand. All such costs had been fully expended as of December 31, 1998, accordingly no accruals remained on the Balance Sheet as of December 31, 1998. No adjustments to the initial estimates were required. The net after-tax effect of these charges was $22.8 million.

                                                          1998 CHARGES
                                                         --------------
                                                         (IN THOUSANDS)
Facility Closures and Exit Costs(a)....................     $ 5,100
Severance and Related Costs(b).........................         200
Inventory Write-off(c).................................      28,500
Asset Write-down(d)....................................       1,150
                                                            -------
          Total........................................     $34,950
                                                            =======

---------------

(a) The facility and exit costs were $5.1 million, all of which had been expended by December 31, 1998. The $4.3 million of costs accrued in the second quarter related primarily to the elimination of duplicative manufacturing facilities as a result of the reorganization and rationalization of the Company's businesses following the merger of EVI and WII and the downturn in the industry. In the fourth quarter an additional $0.8 million was accrued to further align the Company's costs in response to the significant decline in market conditions. The costs related primarily to the (i) closure of the Channelview, Texas facility, (ii) closure of the sales location in the U.K. and a Houston, Texas administrative location and (iii) exit costs for certain operations at the Edmonton, Canada, Pearland, Texas and Bryan, Texas facilities. The Pearland, Texas facility was a location of WII prior to the merger. The Bryan, Texas, the Channelview, Texas and the Edmonton, Canada manufacturing facilities, the U.K. sales location and the Houston, Texas administrative location were EVI locations prior to the merger.

(b) The severance and related costs included in the Company's second quarter charge were $0.2 million for approximately 60 employees specifically identified, with terminations completed in the second half of 1998.

(c) The inventory write-off of $28.5 million was reported as cost of sales. The second quarter inventory write-off of $2.5 million resulted from the elimination of certain products at the time of the merger between EVI and WII and due to the declining industry conditions. The fourth quarter inventory write-off of $26.0 million related to the significant decline in market conditions.

(d) The write-down of assets was $1.2 million in the fourth quarter of 1998. The charge relates to the write-down of equipment as a result of the rationalization of product lines and the specific identification of assets held for sale. The identified equipment had a net book value of $0.6 million as of December 31, 1998. The effect of suspending depreciation is $0.2 million annually. The equipment was originally projected to be sold in 1999, but because of market conditions the Company has not been able to dispose of the equipment to date.

5. ACQUISITIONS

     On November 26, 2000, the Company acquired a tool joint manufacturer located in Turin, Italy for $30.6 million in cash.

                              GRANT PRIDECO, INC.

     On November 16, 2000, the Company acquired the assets of Seam-Mac Tube, LTD. (Seam-Mac), a manufacturer of small diameter macaroni tubing for OCTG markets and horizontal directional drilling (HDD) products for the water well, construction and utility boring industries for approximately $20.0 million in cash.

     On October 19, 2000, the Company acquired the assets of Star Iron Works, Inc. (Star), a manufacturer of drilling tools for the water well, construction and utility boring industries, for approximately $12.3 million in cash and assumed liabilities.

     On October 1, 2000, the Company acquired Ideal Machine and Supply, Inc. (Ideal) a tubular accessories producer, for approximately $2.5 million in cash and $1.9 million in deferred and contingent payments.

     On October 27, 1999, the Company acquired an additional 27% interest in H-Tech, an Indonesia-based drill pipe manufacturer with facilities located on Batam Island, for $6.0 million in cash. The Company previously held a 27% interest in H-Tech and with this purchase owns a controlling 54% interest in H-Tech. The results of operations of H-Tech have been consolidated in the Company's results of operations from November 1, 1999. Prior to November 1, 1999, the Company's investment in H-Tech was accounted for under the equity method. The results of operations of H-Tech prior to November 1, 1999 were not material to the Company's results of operations; therefore, pro forma financial information is not presented.

     On October 1, 1999, the Company acquired Drill Pipe Industries, Inc., a manufacturer of drill stem products, for $1.4 million in cash and a $1.4 million non-interest bearing note which was repaid in January 2000.

     On August 25, 1999, the Company acquired Louisiana-based Petro-Drive, Inc., for 0.3 million shares of Weatherford common stock and assumed debt of approximately $3.5 million. Petro-Drive's offerings include conductors, connections and installation services and equipment. If any of the former Petro-Drive shareholders sell any shares of Weatherford common stock and the corresponding shares of Grant Prideco common stock between August 2000 and August 2001 at a combined price of less than $36.50, the Company will be obligated to pay cash to these persons equal to the amount of such deficit. In January 2000, we exercised our option to acquire the facility leased by Petro-Drive for approximately $1.6 million.

     On July 23, 1999, the Company acquired a 50.01% interest in Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG ("Voest-Alpine") for approximately $32.6 million, of which approximately $8.0 million was paid in cash and the remainder is to be paid over a period of up to 7.5 years. Voest-Alpine produces high quality seamless tubulars in Austria. The Company's investment in Voest-Alpine is reported on the equity method of accounting.

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

     In December 1998, the Company acquired from an affiliate of Tubos de Acero de Mexico, S.A. (TAMSA) 93% of the outstanding shares of T.F. de Mexico, which owned the manufacturing facility in Veracruz, Mexico that the Company was operating under a capital lease arrangement. The total consideration given was $59.0 million comprised of $48.5 million in debt (which was repaid in March
1999), cash of $1.5 million and a $9.0 million license to the international rights of the Company's Atlas Bradford thread line. The Company sold the international rights, excluding Canada, to its Atlas Bradford tubular connection line to

                              GRANT PRIDECO, INC.

TAMSA through a license arrangement that resulted in a sale of all of the Company's rights which became effective upon the closing of this transaction. The Company retained no obligations with respect to the development, maintenance or improvement of the Atlas Bradford connection line for carbon grade tubular for the international market and TAMSA has no obligation to give any additional consideration for this license. Any future support by Grant Prideco is provided on a fee basis. The rights sold through this license arrangement had a fair value of $9.0 million. As a result, in December 1998 the Company recorded $9.0 million in revenues to recognize the sale of the international rights to the Atlas Bradford connection line.

     On February 12, 1998, the Company acquired Drill Tube International, Inc., a manufacturer of drill pipe and other drill stem products, for $29.0 million. The consideration paid in the acquisition consisted of $9 million in cash and a contractual purchase credit obligation to manufacture and deliver products to the seller over a two year period. Under the Company's contract with the Sellers, the Company was required to provide product to the Sellers at a notional price of $16.0 million. The fair value of the products to be delivered to the Sellers was $20.0 million. Accordingly, a liability of $20.0 million was recorded as of the date of the acquisition. As products are delivered under this commitment the liability is reduced.

     The acquisitions discussed above were accounted for using the purchase method of accounting. The results of operations of all acquisitions are included in the Statements of Operations from their respective dates of acquisition. The allocations of the respective purchase prices are based on the best estimates of the Company using information currently available. The Company is continuing its evaluations of the Italian tool joint manufacturer, Seam-Mac, Star and Ideal purchase price allocations. Certain adjustments relating to these acquisitions are subject to change based upon final appraisals and determination of the fair values of the net assets acquired. The 1998, 1999 and 2000 acquisitions are not material to the Company individually or in the aggregate for each applicable year. See Note 11 for supplemental information concerning acquisitions.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company's 50.01% owned joint venture, Voest-Alpine, is accounted for under the equity method of accounting. The investment in Voest-Alpine was $32.2 million and $32.9 million at December 31, 1999 and 2000, respectively. Summarized financial information for Voest-Alpine is as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------   --------
                                                                (IN THOUSANDS)
Current Assets..............................................  $60,144   $ 82,962
Other Assets................................................   38,263     33,118
                                                              -------   --------
          Total Assets......................................  $98,407   $116,080
                                                              =======   ========
Current Liabilities.........................................  $24,235   $ 37,918
Other Liabilities...........................................   21,807     22,162
          Stockholders Equity...............................   52,365     56,000
                                                              -------   --------
                                                              $98,407   $116,080
                                                              =======   ========

                              GRANT PRIDECO, INC.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1999           2000
                                                              ---------     ----------
                                                                   (IN THOUSANDS)
Net Sales...................................................   $49,077       $182,572
                                                               -------       --------
Gross Profit................................................     2,277         21,385
                                                               -------       --------
Net Income (Loss)...........................................      (747)         9,555
                                                               -------       --------
Company's Equity Income (Loss)..............................      (419)         4,578
                                                               -------       --------
Dividends Received..........................................        --            427
                                                               -------       --------

     The Company's equity in earnings differs from its proportionate share of net income (loss) due to equity method amortization of excess cost and the elimination of intercompany profit on Voest-Alpine sales to the Company. At December 31, 2000, the Company's investment in Voest-Alpine exceeded its equity in their net assets by approximately $5.9 million. Amortization of the excess investment totaling $0 million and $0.2 million is included in depreciation and amortization for the years ended December 31, 1999 and 2000, respectively.

     The Company also has a 21.5% investment in a Chinese drill pipe manufacturer which is accounted for under the equity method. The investment balance was $5.3 million and $6.1 million at December 31, 1999 and 2000, respectively. Equity earnings related to this investment were $0 and $0.9 million for 1999 and 2000, respectively.

     In October 1999, the Company purchased an additional 27% interest in H-Tech for a total of 54% interest. Prior to the purchase, the Company accounted for the H-Tech investment under the equity method of accounting. Equity earnings related to this investment were $0.3 million in 1998.

7. CREDIT FACILITY AND SHORT-TERM DEBT

     On April 14, 2000, the Company entered into a $100 million revolving credit and letter of credit facility with a syndicate of U.S. banks (the "Credit Facility"), through April 14, 2003, with automatic one-year renewals thereafter, unless the agreement is terminated by either party. The Credit Facility is secured by the Company's U.S. and Canadian inventories, equipment and receivables and is guaranteed by Grant Prideco's domestic subsidiaries. Borrowings under the Credit Facility are based on the lender's determination of the collateral value of the inventories and receivables securing the Credit Facility. Amounts outstanding under the Credit Facility accrue interest at a variable rate based on either the U.S. prime rate (plus 0.50% to 0.75% depending on the Company's leverage ratio) or LIBOR (plus 1.50% to 2.50% depending on the Company's leverage ratio) for U.S. denominated advances or either the reference rate of the Royal Bank of Canada or CDOR for Canadian denominated advances. Interest on outstanding borrowings is payable monthly. The Credit Facility also provides the Company with availability for stand-by letters of credit and bid and performance bonds. The Company is required to comply with various affirmative and negative covenants as well as maintenance covenants relating to fixed charge coverage and net worth. These covenants also place limits on the Company's ability to incur new debt, engage in certain acquisitions and investments, grant liens, pay dividends and make distributions to its stockholders among other limitations. As of December 31, 2000, the Company had outstanding borrowings of $32.1 million under the revolving credit facility and $5.3 million had been used to support outstanding letters of credit. As of December 31, 2000, $62.6 million remained available under the Credit Facility. The weighted average interest rate for the outstanding borrowings under the Credit Facility was 9.6% at December 31, 2000. In the event there is a payment default under the indenture governing our 9 5/8% Senior Notes due 2007 (see Note
8), outstanding balances under the Credit Facility would come due. The Company was in compliance with all covenants at December 31, 2000.

                              GRANT PRIDECO, INC.

     Additionally, at December 31, 2000, there were outstanding borrowings of $0.5 million under a miscellaneous credit facility and $0.9 million of outstanding letters of credit which had been supported under various available letter of credit facilities that are not related to the Credit Facility.

     In connection with the October 1, 1999 acquisition of Drill Pipe Industries, Inc., the Company issued a non-interest bearing note payable of $1.4 million that was paid in January 2000.

     In December 1999, $3.9 million of debt was incurred for the Singapore facility, which was paid during 2000.

8. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------   --------
                                                                (IN THOUSANDS)
9 5/8% Senior Notes due 2007, net of unamortized discount of
  $1,200 in 2000............................................  $    --   $198,773
Long-term loan, interest at prime less .025%, due March
  2001......................................................    3,750         --
Long-term loan, interest at 6 month EURIBOR, due 2002.......    8,757      5,381
Long-term loan, interest at 6 month EURIBOR, due 2007.......   14,595     13,256
Capital lease obligations under various agreements..........    4,459      4,041
Other.......................................................    1,825      2,957
                                                              -------   --------
                                                               33,386    224,408
Less: amounts due in one year...............................    9,110      5,304
                                                              -------   --------
                                                              $24,276   $219,104
                                                              =======   ========

     The following is a summary of scheduled long-term debt maturities by year (in thousands):

2001.....................................................   $  5,304
2002.....................................................      4,223
2003.....................................................      1,160
2004.....................................................      3,809
2005.....................................................      5,496
Thereafter...............................................    204,416
                                                            --------
                                                            $224,408
                                                            ========

  9 5/8% Senior Notes

     In December 2000 the Company issued a private placement offering of $200 million Senior Unsecured Notes (Senior Notes). The Senior Notes have a coupon rate of 9 5/8% priced to yield 9 3/4% and mature on December 1, 2007. Interest is payable June 1 and December 1 of each year, beginning June 1, 2001. The Company may redeem all or part of the Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The Senior Notes will be senior unsecured obligations of Grant Prideco, Inc. and will be guaranteed by the Company's present and future U.S. subsidiaries. The Company used the proceeds to repay the $100 million note to Weatherford to repay outstanding indebtedness under its Credit Facility and for general corporate purposes. The indenture

                              GRANT PRIDECO, INC.

governing the senior notes contains various covenants customary in such instruments, including covenants that:

     - restrict the Company's ability to incur additional indebtedness;

     - restrict the Company's ability to pay dividends;

     - restrict the Company's ability to sell assets;

     - restrict the Company's ability to grant liens on its assets;

     - limit transactions with affiliates and

     - limit the Company's ability to engage in certain extraordinary transactions, including transactions involving a change in control of the Company or the sale of substantially all of the Company's assets.

     In the event there is a payment default under the Credit Facility, the Senior Notes could come due.

     The Company was in compliance with all covenants at December 31, 2000.

  Voest-Alpine Debt

     In connection with the July 1999 acquisition of a 50.01% interest in Voest-Alpine, the Company incurred debt in the amount of $24.6 million (the "Voest-Alpine Debt"). As of December 31, 2000, principal of $5.4 million is payable over two years in four equal installments in each January and July until July 2002. Additionally, $13.3 million, is payable over the remaining 6-year period out of the annual dividend payable to the Company as a shareholder of Voest-Alpine. Any remaining principal balance that has not been repaid by July 2004, is payable in five equal semi-annual installments beginning on December 1, 2004. In June 2000, a dividend from Voest-Alpine of approximately $0.4 million was applied as a principal payment on the Voest-Alpine Debt. In May 2000, Voest-Alpine changed their functional currency from Austrian schillings to Euros; therefore the Company's debt to Voest-Alpine is now payable in Euros. Voest-Alpine's change in functional currency to Euros had no material effect on the Company's financial condition or results of operations. Interest on the Voest-Alpine Debt is payable every six months beginning January 2000. The interest rate as of December 31, 2000 was 4.9% per annum.

9. SUBORDINATED NOTE TO WEATHERFORD

     In connection with the Distribution, the Company issued to Weatherford an unsecured subordinated note in the amount of $100 million. Interest expense on the Weatherford note prior to January 1, 2000 shown in the financial statements includes the interest expense associated with the $100 million indebtedness based on Weatherford's average long-term debt rates, or 7.25%, for the years ended December 31, 1998 and 1999. Beginning January 1, 2000, interest expense on the Weatherford note was based on the stated annual rate of 10%.

     In December 2000, the outstanding balance of the Weatherford note, including accrued interest, was paid with the proceeds from the issuance of Senior Notes.

10. FINANCIAL INSTRUMENTS

  Forward Contracts

     The Company hedges its exposure to changes in foreign exchange principally with forward contracts. The Company enters into foreign exchange contracts only as a hedge against existing economic exposures and not for speculative or trading purposes. The counterparties to the Company's foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is immaterial. At December 31, 2000, the Company had forward contracts to purchase 25.1 million

                              GRANT PRIDECO, INC.

Euros for a notional amount of $23.1 million related to anticipated inventory purchases. The anticipated inventory purchases at December 31, 2000 are expected to occur by June 2001. At December 31, 2000 the Company also had forward contracts in place for the Voest-Alpine debt to purchase 5.8 million Euros for a notional amount of $5.6 million.

  Fair Value

     The fair value of our long-term debt at December 31, 2000 was $232.1 million as compared to a carrying value of $224.4 million. The fair value of our long-term debt approximated the carrying value at December 31, 1999. The fair value of our long-term debt was based on the quoted market prices for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.

     The difference between the fair value and the recorded value of the remaining financial instruments, including cash and cash equivalents, receivables, payables and short-term debt was not material at December 31, 1999 and 2000, respectively. The fair value of the forward currency contracts was $0.1 million at December 31, 2000.

11. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes (net of refunds) was as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1998     1999     2000
                                                            ------   ------   -------
                                                                 (IN THOUSANDS)
Interest paid.............................................  $4,768   $4,565   $15,024
Income taxes paid, net of refunds.........................   1,779    2,294     2,182

     The following summarizes investing activities relating to acquisitions:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Fair value of assets, net of cash acquired...........  $ 12,133   $ 46,539   $ 33,728
Goodwill.............................................    58,644     29,073     52,164
Fair value of liabilities assumed....................   (53,377)   (42,892)   (19,865)
Weatherford common stock issued......................        --    (17,648)        --
                                                       --------   --------   --------
Cash consideration, net of cash acquired.............  $ 17,400   $ 15,072   $ 66,027
                                                       ========   ========   ========

12. STOCKHOLDERS' EQUITY

     At December 31, 2000, the authorized capital structure of Grant Prideco was composed of 300 million shares of common stock, $0.01 par value (the "Common Stock") and 10 million shares of preferred stock, $0.01 par value. In connection with the Distribution, on April 14, 2000, the Company issued approximately 108.4 million shares of Common Stock for each share of Weatherford common stock held by the Weatherford stockholders on March 23, 2000, the record date of the Distribution. At December 31, 2000, there were approximately 108.5 million shares of Common Stock outstanding.

13. STOCK-BASED COMPENSATION

  Stock Option Plans

     Various employees of the Company were granted stock options under Weatherford's 1998 Employee Stock Option Plan (the "1998 Plan"). Under the terms of the Distribution, all of Weatherford's stock options

                              GRANT PRIDECO, INC.

granted to Grant Prideco employees before the spinoff were converted into options to purchase the Company's Common Stock. A total of 2,514,153 stock options were granted to the employees of Grant Prideco related to the 1998 Plan in connection with the Distribution. Such options were granted pursuant to Grant Prideco's 2000 Employee Stock Option and Restricted Stock Plan (2000 ESO Plan).

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

     Under the 2000 ESO Plan, options to purchase up to an aggregate of 10 million shares of Common Stock may be granted to officers and key employees of the Company (including directors who are also key employees). At December 31, 2000, approximately 5.3 million shares were available for grant under such plan. In addition, 0.6 million options were granted to directors pursuant to other plans and arrangements.

     Stock options vest after one to three years and expire after ten to thirteen years from the date of grant. Information about the Company's stock option plans for the year ended December 31, 2000, is set forth below:

                                                       YEAR ENDED DECEMBER 31, 2000
                                                    -----------------------------------
                                                                               WEIGHTED
                                                                  RANGE OF     AVERAGE
                                                    NUMBER OF     EXERCISE     EXERCISE
                                                     SHARES        PRICES       PRICE
                                                    ---------   ------------   --------
Outstanding, January 1, 2000......................         --   $         --    $   --
                                                    ---------   ------------    ------
  Weatherford options converted to Grant Prideco
     options......................................  3,761,408     1.68-18.14      7.62
  Options granted during the period...............  5,266,500    14.19-19.56     19.00
  Options exercised...............................   (146,362)    4.69-14.64     10.44
  Options canceled................................   (103,491)    6.51-14.64      6.55
                                                    ---------   ------------    ------
Outstanding, December 31, 2000....................  8,778,055   $ 1.68-19.56    $14.41
                                                    =========   ============    ======
Exercisable, December 31, 2000....................    929,174   $ 1.68-14.64    $ 6.25
                                                    =========   ============    ======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                  -------------------------------------   ----------------------
                                                  WEIGHTED     WEIGHTED                 WEIGHTED
                                                  AVERAGE      AVERAGE                  AVERAGE
                                    NUMBER       REMAINING     EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICE           OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
-----------------------           -----------   ------------   --------   -----------   --------
$1.68 - $7.00...................   2,512,264        9.03        $ 5.82      660,757      $ 3.89
$9.02 - $14.19..................     924,005       10.37         11.47      164,375       14.01
$14.64 - $19.56.................   5,341,786       12.19         18.96      104,042       14.64
                                   ---------       -----        ------      -------      ------
                                   8,778,055        9.07        $14.41      929,174      $ 6.25
                                   =========       =====        ======      =======      ======

                              GRANT PRIDECO, INC.

  Pro Forma Compensation Expense

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of stock options granted by the Company during 2000 was estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions.

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              2000
                                                          ------------
Weighted average fair value per option granted..........     $15.87
Valuation assumptions:
  Expected option term (years)..........................       12.4
  Expected volatility...................................      63.12%
  Expected dividend rate................................         --
  Risk free interest rate...............................       6.18%

     The following is a summary of the Company's net income (loss) and net income (loss) per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma compensation expense for periods prior to the Distribution was determined using the historical Weatherford fair values for pre-Distribution grants to Company employees. The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards are made each year.

                                                           YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------
                                          1998                      1999                      2000
                                 -----------------------   -----------------------   -----------------------
                                 AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                 -----------   ---------   -----------   ---------   -----------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)..............    $65,720      $62,288     $(33,511)    $(40,297)    $(16,485)    $(34,695)
Basic earnings (loss) per
  share........................       0.68         0.64        (0.33)       (0.40)       (0.15)       (0.32)
Diluted earnings (loss) per
  share........................       0.67         0.64        (0.33)       (0.40)       (0.15)       (0.32)

  Executive Deferred Compensation Plans

     Weatherford maintains various Executive Deferred Compensation Stock Ownership Plans (the "Weatherford EDC Plans"). Prior to the Distribution, participants in the Weatherford EDC Plans had a right to receive shares of Weatherford common stock upon termination of their employment based on the deferred amounts placed in their individual accounts. Under the Weatherford EDC Plans, in the event of a dividend or special distribution to the shareholders of Weatherford, the accounts of the employees are to represent a right to receive the consideration provided through the dividend or special distribution. As a result, upon the Distribution, participants in the Weatherford EDC Plans were entitled to receive shares of both Weatherford common stock and Common Stock in respect of amounts deferred by the participants prior to the Distribution. Accordingly, in connection with the Distribution, a portion of the deferred compensation liability recorded by Weatherford was allocated to Grant Prideco based on the relative market value of the Common Stock to the relative market value of the Weatherford common stock on the date of Distribution. The liability transferred to Grant Prideco was approximately $4.2 million and is included in "Deferred Compensation Obligation in Stockholders' Equity." The Company has reserved 519,000 shares of Common Stock in settlement of this obligation. Settlements under the Weatherford EDC Plans will be solely in Weatherford common stock and Common Stock.

                              GRANT PRIDECO, INC.

     At the time of the Distribution, Grant Prideco established separate Executive Deferred Compensation Stock Ownership Plans (the "Grant EDC Plans") in which certain Grant Prideco employees and directors participate. The terms of the Grant EDC Plans are substantially similar to the Weatherford EDC Plans. A separate trust (the "Trust") has been established by Grant Prideco following the Distribution to fund the benefits under the Grant EDC Plans. The funds provided to the Trust are invested in Common Stock through open market purchases by a trustee independent of the Company. The assets of the Trust are available to satisfy the claims of all general creditors of Grant Prideco in the event of a bankruptcy or insolvency. Settlements under the Grant EDC Plans will be in Common Stock. Accordingly, the Common Stock held by the Trust is included in Stockholders' Equity as "Treasury Stock, at Cost."

14. RETIREMENT AND EMPLOYEE BENEFIT PLANS

     The Company has defined contribution plans covering certain of its employees. The Company's expenses related to these plans totaled $0.6 million, $0.7 million and $0.8 million in 1998, 1999 and 2000, respectively.

15. INCOME TAXES

     The domestic and foreign components of income (loss) before income taxes consist of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Domestic.............................................  $ 93,767   $(40,690)  $(22,084)
Foreign..............................................    11,801     (3,805)       234
                                                       --------   --------   --------
          Total income (loss) before income taxes....  $105,568   $(44,495)  $(21,850)
                                                       ========   ========   ========

     The components of the (provision) benefit for income taxes are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Current
  U.S. federal and state income taxes................  $(37,249)   $14,030    $  (246)
  Foreign............................................    (7,112)     6,700     (4,051)
                                                       --------    -------    -------
                                                        (44,361)    20,730     (4,297)
                                                       --------    -------    -------
Deferred
  U.S. federal.......................................     1,170     (4,099)     9,284
  Foreign............................................     3,343     (5,432)     2,378
                                                       --------    -------    -------
                                                          4,513     (9,531)    11,662
                                                       --------    -------    -------
          Total income tax (provision) benefit(a)....  $(39,848)   $11,199    $ 7,365
                                                       ========    =======    =======

---------------

(a) Excludes the deferred tax benefit totaling $1.0 million relating to the cumulative effect of the accounting change (see Note 1).

                              GRANT PRIDECO, INC.

     The following is a reconciliation of income taxes at the U.S. Federal income tax rate of 35% to the effective provision for income taxes reflected in the Combined Statements of Operations:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
(Provision) benefit for income taxes at statutory
  rates..............................................  $(36,949)   $15,573    $ 7,648
Effect of foreign income tax, net....................       361        (65)      (293)
Foreign Sales Corporation benefit....................       308         --         --
Foreign loss not benefited...........................        --     (1,014)      (502)
Non-deductible expenses..............................    (1,014)    (1,934)    (1,739)
Equity in earnings of unconsolidated affiliates......        --         --      1,983
State and local income taxes net of U.S. Federal
  income tax benefit.................................    (2,554)    (1,214)      (159)
Other................................................        --       (147)       427
                                                       --------    -------    -------
          (Provision) benefit for income taxes.......  $(39,848)   $11,199    $ 7,365
                                                       ========    =======    =======

     Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions which the Company has operations. Additionally, applicable U.S. income and foreign withholding taxes have been provided on undistributed earnings of the company's international subsidiaries.

     Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Foreign tax credits.......................................   $     --     $  2,557
  Domestic and foreign operating losses.....................      2,708        2,661
  Accrued liabilities and reserves..........................        407       10,015
  Inventory basis differences...............................         --        4,581
  Goodwill and other intangibles............................        573        6,255
                                                               --------     --------
          Total deferred tax asset..........................      3,688       26,069
                                                               --------     --------
Deferred tax liabilities:
  Property and equipment and other..........................    (44,533)     (44,394)
  Inventory basis differences...............................     (1,928)          --
                                                               --------     --------
          Total deferred tax liability......................    (46,461)     (44,394)
                                                               --------     --------
  Net deferred tax liability................................   $(42,773)    $(18,325)
                                                               ========     ========

     At December 31, 2000, the Company had net operating loss carryforwards ("NOL's") for tax purposes of approximately $7.8 million. This amount includes $7.4 million in the United States that will expire after the year 2020; $0.1 million in Canada that will expire after the year 2007; $0.2 million in Mexico that will expire after the year 2008; and $0.1 million in the UK with an indefinite life. The Company believes that it is more likely than not that it will have no tax benefit for the NOL in the UK, as such it has a full valuation allowance

                              GRANT PRIDECO, INC.

against that loss. The Company has foreign tax credit carryforwards of $2.6 million that will expire after the year 2005. Under the terms of a Tax Allocation Agreement entered into between the Company and Weatherford, the Company will not realize future benefit from the Company's tax losses incurred while a member of the Weatherford consolidated U.S. federal income tax return.

16. DISPUTES, LITIGATION AND CONTINGENCIES

  Litigation and Other Disputes

     In May 1997, John D. Watts filed suit in the United States District Court for the Eastern District of Texas, Beaumont Division, against XL Systems for patent infringement. The Company subsequently acquired XL Systems in August 1997, and during its acquisition due diligence review, were advised by the Company's technical and legal advisors that Mr. Watts' claims were without merit and the likelihood of an adverse judgment was remote. At the time of acquisition, the Company recorded a reserve to cover litigation costs and potential damages based upon the advice the Company received, of which $500,000 remained as of December 31, 2000.

     On March 2, 2001, a jury found that XL Systems' XLC Connection had infringed on the patent and awarded the plaintiff approximately $2.0 million in damages, including prejudgment interest. The trial court also has the discretion to award treble damages and attorney's fees to the plaintiff since the jury also found willful infringement by XL Systems, which could increase the total damage award to above $6.0 million. As of the date of this report, the trial court has not yet entered a judgment against XL Systems. The Company has been informed by its advisors that there are strong arguments for appeal and the Company intends to vigorously pursue an appeal of this case to the Court of Appeals for the Federal Circuit. The Company expects the plaintiff also will appeal at this time the trial court's dismissal of his claims for trade secret misappropriation, breach of contract and unjust enrichment. As a result of the jury's findings in this case, the Company recorded an additional $2.5 million reserve on its December 31, 2000 balance sheet to fully reserve for the jury award, post judgment interest and its estimated cost of appeal. Additional charges of up to between $3.5 million and $4.5 million could be necessary in the event the trial court awards enhanced damages and attorneys fees.

     The Company is aware of other various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the ultimate liability, if any, which may result from known claims, disputes and pending litigation, would not have a material adverse effect on the Company's financial position or its results of operations with or without consideration of insurance coverage.

  Insurance

     The Company is predominantly self-insured through an insurance policy for employee health insurance claims and is self-insured for workers' compensation claims for certain of its employees. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management's estimates of these liabilities will change over the near term as circumstances develop.

     Weatherford will remain liable on certain existing contingent liabilities relating to Grant Prideco's businesses which were not able to be released, terminated or replaced prior to the Distribution date. However, Grant Prideco fully indemnified Weatherford for any payments made under the unreleased contingent liabilities.

                              GRANT PRIDECO, INC.

17. COMMITMENTS

  Operating Leases

     The Company is committed under various operating leases, which primarily relate to office space and equipment. Total lease expense incurred under operating leases was approximately $3.8 million, $7.2 million and $4.7 million for the years ended December 31, 1998, 1999 and 2000, respectively. Future minimum rental commitments under these operating leases are as follows (in thousands):

2001......................................................   $ 3,832
2002......................................................     3,264
2003......................................................     2,658
2004......................................................     2,314
2005......................................................     2,151
Thereafter................................................    10,334
                                                             -------
                                                             $24,553
                                                             =======

  Other Commitments

     At the time of the December 1998 acquisition by the Company of 93% of T.F. de Mexico, the Company entered into a 30-year supply contract with TAMSA. Under the supply contract, TAMSA has been given the right to supply certain of the Company's operations as long as the prices are on a competitive basis. This supply agreement does not obligate the Company to make purchases from TAMSA for any location other than Mexico and India nor restrict the Company's right to make purchases without offering a right to purchase the materials from TAMSA to the extent those purchases are made from affiliates of the Company such as Voest-Alpine.

     As part of the arrangement to invest in Voest-Alpine, the Company entered into a four-year supply contract with Voest-Alpine commencing July 1999. Under this agreement, the Company agreed to purchase a minimum of 60,000 metric tons through September 2003 at a benchmark third party price.

     Grant Prideco maintains consignment purchase arrangements with various suppliers whereby suppliers' inventory is held on site at the Company's manufacturing facilities. Under the terms of these arrangements, the Company pays to the supplier an inventory stocking fee on the consignment inventory and has an obligation to purchase the inventory under certain circumstances. As of December 31, 2000, the Company had closed-ended purchase commitments maturing within the next six months of approximately $5.6 million and open-ended purchase commitments of approximately $15.1 million.

18. RELATED PARTY TRANSACTIONS

  Sales

     Weatherford purchases drill pipe and other related products from Grant Prideco. Prior to the Distribution, amounts purchased by Weatherford were recorded at Grant Prideco's cost. The sales to Weatherford prior to the Distribution have been eliminated from the accompanying financial statements. The amounts purchased by Weatherford for the years ended December 31, 1998, 1999 and 2000 were $28.6 million, $9.6 million and $7.0, respectively.

     In connection with the Distribution, the Company entered into a preferred supplier agreement with Weatherford pursuant to which Weatherford agreed for at least a three-year period from the Distribution date to purchase a minimum of 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which the Company sells to its best rental tool customers for similar products. Weatherford will be entitled to apply against its purchases a drill stem credit granted to it

                              GRANT PRIDECO, INC.

in connection with the Distribution in the aggregate amount of $30 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. At December 31, 2000, the current portion of the drill stem credit, $10.0 million, is included in "Other Accrued Liabilities," with the remaining $18.4 million included in "Other Long-Term Liabilities," in the accompanying Balance Sheets.

  Weatherford Charges

     Weatherford charges represent corporate overhead costs incurred by Weatherford in providing services to the Company based on the time devoted to Grant Prideco prior to the Distribution. These services include accounting, legal, tax, treasury and risk management services. Such allocations are included in the accompanying Statements of Operations as Weatherford Charges.

  Weatherford Direct Services

     Grant Prideco was allocated $5.6 million of costs related to Weatherford's information systems function for each year ended December 31, 1998 and 1999. As of January 1, 2000, Grant Prideco had completed the formation of a separate information systems department. Information systems charges were allocated based on direct support provided, equipment usage and the number of system users and are included in "Corporate General and Administrative" expenses in the accompanying Statements of Operations.

19. SEGMENT INFORMATION

  Business Segments

     The Company operates through two business segments: Drilling Products and Engineered Connections. The Drilling Products segment manufactures drill pipe, drill collars and heavyweight drill pipe and the Engineered Connections segment manufactures premium production tubulars, liners, casing and connections for marine conductors and subsea structures. The Company's products are used in the exploration and production of oil and natural gas. Segment information below has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies," except that income tax (provision) benefit is allocated to the segments by an application of the Company-wide effective rate to the net income (loss) of each segment.

                              GRANT PRIDECO, INC.

     DRILLING PRODUCTS SEGMENT

     The following table sets forth information for our Drilling Products segment. Such information also is broken down by our two principal product lines in this segment: (1) drill stem products for the oil and gas industry and (2) industrial drill stem products for fiber optic cable installation, water well drilling and other industries.

                                                              DRILLING
                                                              PRODUCTS   INDUSTRIAL    TOTAL
                                                              --------   ----------   --------
                                                                       (IN THOUSANDS)
1998
  Revenues from unaffiliated customers......................  $412,557    $    --     $412,557
  EBITDA, before other charges(a)(b)........................   146,327         --      146,367
  Other charges(c)..........................................    34,950         --       34,950
  Depreciation and amortization.............................    16,771         --       16,771
  Equity income (loss) in unconsolidated affiliates.........       267         --          267
  Operating income (loss)...................................    94,646         --       94,646
  (Provision) benefit for income taxes......................   (35,942)        --      (35,942)
  Capital expenditures for property, plant and equipment....    16,670         --       16,670
1999
  Revenues from unaffiliated customers......................  $134,275    $    --     $134,275
  EBITDA, before other charges(a)...........................    16,639         --       16,639
  Other charges(c)..........................................     9,454         --        9,454
  Depreciation and amortization.............................    15,119         --       15,119
  Equity income (loss) in unconsolidated affiliates.........      (419)        --         (419)
  Operating income (loss)...................................    (7,934)        --       (7,934)
  (Provision) benefit for income taxes......................     2,069         --        2,069
  Capital expenditures for property, plant and equipment....    12,127         --       12,127
2000
  Revenues from unaffiliated customers......................  $228,205    $14,656     $242,861
  EBITDA, before other charges(a)(d)........................    25,315     (1,470)      23,845
  Other charges(c)..........................................    16,651      2,287       18,938
  Depreciation and amortization.............................    14,010      1,910       15,920
  Equity income (loss) in unconsolidated affiliates.........     5,495         --        5,495
  Operating income (loss)...................................    (5,346)    (5,667)     (11,013)
  (Provision) benefit for income taxes......................     1,795      1,910        3,705
  Capital expenditures for property, plant and equipment....    10,841      3,181       14,022

                   See footnotes (a)-(d) on pages 68 and 69.

                              GRANT PRIDECO, INC.

     ENGINEERED CONNECTIONS SEGMENT

     The following table sets forth information for our Engineered Connections segment. We also have provided this information for our five principal product lines in this segment: (1) Atlas Bradford(R) engineered connections, (2) TCA(TM) critical service casing and processing, (3) Tube-Alloy(TM) vacuum insulated tubing and tubular accessories, (4) Texas Arai couplings and (5) XL Systems(TM) marine conductors and installation services.

                                    ATLAS                 TUBE-                     XL
                                   BRADFORD     TCA       ALLOY      TEXAS ARAI   SYSTEMS    TOTAL
                                   --------   -------   ----------   ----------   -------   --------
                                                            (IN THOUSANDS)
1998
  Revenues from unaffiliated
     customers...................  $80,829    $57,726    $22,948      $33,900     $38,494   $233,897
  EBITDA(a)......................   23,854      8,329      3,482        2,625       8,624     46,914
  Depreciation and
     amortization................    4,815      3,327        913        2,863       1,391     13,309
  Operating income (loss)........   19,039      5,002      2,569         (238)      7,233     33,605
  (Provision) benefit for income
     taxes.......................   (7,406)    (1,889)      (946)         650      (2,448)   (12,039)
  Capital expenditures for
     property, plant and
     equipment...................    3,128      3,835      6,031        3,225       4,479     20,698
1999
  Revenues from unaffiliated
     customers...................  $43,291    $38,469    $21,538      $30,193     $18,604   $152,095
  EBITDA(a)......................    1,594      2,466      2,188          803      (1,692)     5,359
  Depreciation and
     amortization................    3,451      3,541      1,232        3,394       2,683     14,301
  Operating income (loss)........   (1,857)    (1,075)       956       (2,591)     (4,375)    (8,942)
  (Provision) benefit for income
     taxes.......................      460        271       (238)       1,035       1,512      3,040
  Capital expenditures for
     property, plant and
     equipment...................      691        940      1,690          256       3,139      6,716
2000
  Revenues from unaffiliated
     customers...................  $58,402    $80,683    $33,067      $46,822     $36,646   $255,620
  EBITDA, before other
     charges(a)(d)...............   12,953     19,902      7,043        5,072       1,294     46,264
  Other charges(c)...............       --         --        176          511       2,500      3,187
  Depreciation and
     amortization................    2,619      3,818      1,339        3,763       3,952     15,491
  Operating income (loss)........   10,334     16,084      5,528          798      (5,158)    27,586
  (Provision) benefit for income
     taxes.......................   (3,496)    (5,420)    (1,855)         (10)      2,260     (8,521)
  Capital expenditures for
     property, plant and
     equipment...................    1,591        717      1,455          774       2,182      6,719

               See footnotes (a), (c) and (d) on pages 68 and 69.

                              GRANT PRIDECO, INC.

     Below is a reconciliation to the financial statements for EBITDA before other charges, depreciation and amortization, operating income (loss) and capital expenditures:

                                            DRILLING   ENGINEERED
                                            PRODUCTS   CONNECTIONS
                                            SEGMENT      SEGMENT     CORPORATE    TOTAL
                                            --------   -----------   ---------   --------
                                                           (IN THOUSANDS)
1998
Revenues from unaffiliated customers......  $412,557    $233,897     $     --    $646,454
EBITDA, before other charges(a)(b)........   146,367      46,914      (14,274)    179,007
Other charges(c)..........................    34,950          --           --      34,950
Depreciation and amortization.............    16,771      13,309        1,093      31,173
Equity income (loss) in unconsolidated
  affiliates..............................       267          --           --         267
Operating income (loss)...................    94,646      33,605      (15,367)    112,884
(Provision) benefit for income taxes......   (35,942)    (12,039)       8,133     (39,848)
Capital expenditures for property, plant
  and equipment...........................    16,670      20,698          734      38,102
Total assets..............................   457,709     279,706          899     738,314
1999
Revenues from unaffiliated customers......  $134,275    $152,095     $     --    $286,370
EBITDA, before other charges(a)...........    16,639       5,359      (15,044)      6,954
Other charges(c)..........................     9,454          --           --       9,454
Depreciation and amortization.............    15,119      14,301        1,094      30,514
Equity income (loss) in unconsolidated
  affiliates..............................      (419)         --           --        (419)
Operating loss............................    (7,934)     (8,942)     (16,138)    (33,014)
(Provision) benefit for income taxes......     2,069       3,040        6,090      11,199
Capital expenditures for property, plant
  and equipment...........................    12,127       6,716          203      19,046
Total assets..............................   437,281     294,591        2,703     734,575
2000
Revenues from unaffiliated customers......  $242,861    $255,620     $     --    $498,481
EBITDA, before other charges(a)(d)........    23,845      46,264      (20,878)     49,231
Other charges(c)..........................    18,938       3,187           --      22,125
Depreciation and amortization.............    15,920      15,491          431      31,842
Equity income (loss) in unconsolidated
  affiliates..............................     5,495          --           --       5,495
Operating income (loss)...................   (11,013)     27,586      (21,309)     (4,736)
(Provision) benefit for income taxes......     3,705      (8,521)      12,181       7,365
Capital expenditures for property, plant
  and equipment...........................    14,022       6,719          150      20,891
Total assets..............................   564,303     325,860        2,401     892,564

---------------

(a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income (loss) adding back depreciation and amortization and excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

(b) Excludes $35.0 million of other charges, of which $28.5 million relates to inventory write-offs and has been classified as cost of sales in the accompanying Statements of Operations.

                              GRANT PRIDECO, INC.

(c) Includes $35.0 million of other charges relating to the reorganization and rationalization of the Company's business in light of the Company's industry conditions for the year ended December 31, 1998. Includes a charge of $9.5 million relating to the decision to terminate the Company's manufacturing arrangement in India for the year ended December 31, 1999. Includes $22.1 million ($16.6 million Drilling Products, $2.3 million Industrial, $0.2 million Tube-Alloy, $0.5 million Texas Arai and $2.5 million XL Systems) of other charges relating to inventory write-offs and other asset impairments and reductions for the year ended December 31, 2000. Total other charges for the Drilling Products segment and Engineered Connections segment were $18.9 million and $3.2 million, respectively, for the year ended December 31, 2000 (see Note 4).

(d) Excludes $22.1 million of other charges, of which $11.0 million ($8.1 million Drilling Products, $2.3 million Industrial, $0.2 million Tube-Alloy and $0.4 million Texas Arai) relates to inventory write-offs and has been classified as costs of sales in the accompanying Statements of Operations (see Note 4). Total inventory write-offs for the Drilling Products segment and Engineered Connections segment were $10.4 million and $0.6 million, respectively, for the year ended December 31, 2000.

  Foreign Operations and Export Sales

     Financial information by geographic segment for each of the three years ended December 31, 2000 is summarized below. Revenues are attributable to countries based on the location of the entity selling products rather than ultimate use. Long-lived assets represent long-term assets excluding deferred tax assets.

                                      UNITED               LATIN
                                      STATES    CANADA    AMERICA    OTHER     TOTAL
                                     --------   -------   -------   -------   --------
                                                      (IN THOUSANDS)
1998
  Revenues.........................  $552,375   $31,925   $ 9,327   $52,827   $646,454
  Long-lived assets................   276,374    18,399    76,559    16,686    388,018
1999
  Revenues.........................  $247,428   $15,610   $ 6,091   $17,241   $286,370
  Long-lived assets................   331,813    17,663    83,269    27,085    459,830
2000
  Revenues.........................  $449,681   $32,038   $ 5,122   $11,640   $498,481
  Long-lived assets................   367,859    16,998    89,922    40,416    515,195

  Major Customers and Credit Risk

     Substantially all of the Company's customers are engaged in the exploration and development of oil and gas reserves. The Company's drill pipe and related products are sold primarily to rig contractors, operators and rental companies. The Company's premium tubulars and connections are sold primarily to operators and distributors. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company's foreign sales, however, are to large international companies or are secured by letter of credit or similar arrangements.

     In 1998, 1999 and 2000, there was no individual customer who accounted for 10% of total revenues.

                              GRANT PRIDECO, INC.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tabulation sets forth unaudited quarterly financial data for 2000 and 1999.

                                                                2000 RESTATED(A)(B)
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Revenues...........................................  $107,291   $115,197   $120,528   $155,465
Gross Profit.......................................     4,555     14,977     24,867     14,567(c)
Other Charges......................................        --         --         --     11,129(e)
Selling, General and Administrative(d).............    13,088     13,625     14,033     17,322
Operating Income (Loss)............................    (7,926)     2,835     12,635    (12,280)(c)(e)
Net Income (Loss) Before Cumulative Effect of
  Accounting Change................................    (7,887)      (852)     5,168    (11,125)(c)(e)
Cumulative Effect of Accounting Change.............    (1,789)        --         --         --
Net Income (Loss)..................................    (9,676)      (852)     5,168    (11,125)(c)(e)
Basic Net Income (Loss) Per Share(g)
  (Pro forma prior to effective date of spinoff)
  Basic net income (loss) before cumulative effect
     of accounting change..........................  $  (0.07)  $  (0.01)  $   0.05   $  (0.10)
Cumulative effect of accounting change.............     (0.02)        --         --         --
                                                     --------   --------   --------   --------
  Net income (loss)................................  $  (0.09)  $  (0.01)  $   0.05   $  (0.10)
                                                     ========   ========   ========   ========
Basic weighted average shares outstanding..........   108,752    108,934    109,000    109,059
                                                     ========   ========   ========   ========
Diluted Net Income (Loss) Per Share(g)
  (Pro forma prior to effective date of spinoff)
  Diluted net income (loss) before cumulative
     effect of accounting change...................  $  (0.07)  $  (0.01)  $   0.05   $  (0.10)
Cumulative effect of accounting change.............     (0.02)        --         --         --
                                                     --------   --------   --------   --------
  Net income (loss)................................  $  (0.09)  $  (0.01)  $   0.05   $  (0.10)
                                                     ========   ========   ========   ========
Diluted weighted average shares outstanding........   108,752    108,934    111,114    109,059
                                                     ========   ========   ========   ========

                                                                         1999
                                                        --------------------------------------
                                                         FIRST    SECOND     THIRD     FOURTH
                                                        QUARTER   QUARTER   QUARTER   QUARTER
                                                        -------   -------   -------   --------
                                                                    (IN THOUSANDS)
Revenues..............................................  $81,303   $56,622   $58,851   $ 89,594
Gross Profit..........................................   11,359     7,284       456      5,002
Other Charges.........................................       --        --        --      9,454(e)
Selling, General and Administrative(d)................   11,512    11,208    12,140     12,382
Operating Loss........................................     (153)   (3,924)  (11,684)   (17,253)(e)
Net Loss..............................................   (2,230)   (4,727)  (10,443)   (16,111)(e)
Pro Forma Loss Per Share(f)(g)
  Basic...............................................    (0.02)    (0.05)    (0.10)     (0.15)
  Diluted.............................................    (0.02)    (0.05)    (0.10)     (0.15)

---------------

(a) The Company incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in the fourth quarter of 2000 relating to inventory carrying amounts and other asset impairments and reductions (see Note 4). It was determined that $19.2 million of the pre-tax charge amount related to adjustments to capitalized

                              GRANT PRIDECO, INC.

     manufacturing costs variances, of which $13.4 million applied to prior 2000 quarters. Such adjustments were made pursuant to a review of the Company's capitalized manufacturing variances in excess of standard costs. Accordingly, the 2000 quarters were restated resulting in the following adjustment to the previously reported first, second and third quarters of 2000: a) operating income (loss) was increased (decreased) by $(7.9) million, $(4.6) million and $(0.9) million, respectively, b) net income
     (loss) was increased (decreased) by $(5.2) million, $(3.0) million, and $(0.6) million, respectively, and c) basic and diluted net income (loss) per share was increased (decreased) by $(0.05), $(0.03), and $(0.01), respectively.

(b) In the fourth quarter of 2000, effective January 1, 2000, the Company adopted SAB No. 101, which was accounted for as a change in accounting principle. The cumulative effect of adoption of SAB No. 101, for periods prior to 2000, was $1.8 million, shown as a first quarter cumulative effective of accounting change. Additionally, the 2000 quarters were restated for the effect on 2000 of the adoption of SAB No. 101. The impact of adoption of SAB No. 101 on the first, second, and third quarters of 2000 (exclusive of the cumulative effect) was: a) revenues were increased (decreased) by $146,000, $2,662,000, and $(10,704,000), respectively, b)
     operating income (loss) was increased (decreased) by $(246,000), $818,000, and $(2,363,000), respectively, c) net income (loss) was increased (decreased) by $(160,000), $531,000, and $(1,535,000) respectively, and d)
     basic and diluted net income (loss) per share was increased (decreased) by $0.00, $0.01, and $(0.02), respectively.

(c) Includes $11.0 million of pre-tax charges, $7.2 million net of tax, in the fourth quarter of 2000 related to inventory write-offs, which have been classified as cost of sales in the accompanying Statements of Operations (see Note 4).

(d) Includes Weatherford overhead charges of $250,000 in each of the quarters ended March 31, 1999 and June 30, 1999, $500,000 in each of the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000, respectively.

(e) The Company incurred $9.5 million of pre-tax charges, $6.1 million net of tax, in the fourth quarter of 1999 relating to the decision to terminate the manufacturing arrangement in India. The Company incurred $11.1 million, $7.2 million net of tax, in the fourth quarter of 2000 related to asset impairments and other charges. See Note 4.

(f) Pro forma earnings per share has been calculated using Grant Prideco's pro forma basic and diluted weighted average shares outstanding for each of the periods presented. Grant Prideco's pro forma basic weighted average shares have been calculated by adjusting Weatherford's historical basic weighted average shares outstanding for the applicable period to reflect the number of Grant Prideco shares that would have been outstanding at the time assuming the distribution of one share of Grant Prideco common stock for each share of Weatherford common stock. Grant Prideco's pro forma diluted weighted average shares reflect an estimate of the potential dilutive effect of common stock equivalents. Such estimate is calculated based on Weatherford's dilutive effect of stock options and restricted stock. The effect of stock options and restricted stock is not included in the diluted weighted average shares computation for periods in which a loss occurs because to do so would have been anti-dilutive.

(g) Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS may not equal the full-year EPS.

21.  SUBSEQUENT EVENT -- FIRST QUARTER 2001 CHARGES

     In connection with an operational review conducted in the first quarter of 2001, management has reassessed the viability of restructuring the Company's relationship with OCTL of India and has determined that a continued relationship, except in very limited circumstances, is no longer viable. As a result of this determination, the Company expects to write-off the remaining $17.7 million ($11.5 million after-tax) of

                              GRANT PRIDECO, INC.

     unpaid receivables and advances owed to the Company by OCTL during the first quarter of 2001, and will continue to vigorously pursue collection of all or part of these amounts. In addition, as a result of the first quarter 2001 restructuring of the industrial drill pipe and marine connection product lines, as well as the other actions described above, the Company expects to incur additional charges for severance, relocation and other charges during the first quarter of 2001 aggregating approximately $20 to $24 million. The Company also could incur additional charges relating to certain litigation depending on the results of a pending judgment described in Note 16.

                              GRANT PRIDECO, INC.

22. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

     The following balance sheets as of December 31, 1999 and 2000, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2000 are provided for the Company's domestic subsidiaries that are guarantors of debt securities issued by the Company.

                       CONDENSED COMBINING BALANCE SHEET
                            AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                           NON-
                                                 PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   COMBINED
                                                --------   ----------   ----------   ------------   --------
                                                   ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents...................  $     --    $  4,998     $  1,206     $      --     $  6,204
  Restricted Cash.............................        --          --        3,658            --        3,658
  Accounts Receivable, Net....................        --      63,500       14,150            --       77,650
  Inventories.................................        --     140,257       33,647            --      173,904
  Current Deferred Tax Asset..................        --       5,258          939            --        6,197
  Other Current Assets........................        --       2,671        1,754            --        4,425
                                                --------    --------     --------     ---------     --------
                                                      --     216,684       55,354            --      272,038
                                                --------    --------     --------     ---------     --------
PROPERTY PLANT AND EQUIPMENT..................        --     225,208       80,407            --      305,615
  Less: Accumulated Depreciation..............        --      82,013       16,893            --       98,906
                                                --------    --------     --------     ---------     --------
                                                      --     143,195       63,514            --      206,709
                                                --------    --------     --------     ---------     --------
GOODWILL, NET.................................        --     122,738       65,027            --      187,765
INVESTMENT IN AND ADVANCES TO
  SUBSIDIARIES................................   540,107          --        3,892      (543,999)          --
INVESTMENT IN UNCONSOLIDATED AFFILIATES.......    37,453          --           --            --       37,453
OTHER ASSETS..................................        --      12,413       18,197            --       30,610
                                                --------    --------     --------     ---------     --------
                                                $577,560    $495,030     $205,984     $(543,999)    $734,575
                                                ========    ========     ========     =========     ========

                                    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of
    Long-Term Debt............................  $  2,919    $  7,899     $  3,892     $      --     $ 14,710
  Accounts Payable............................        --      42,107        5,352            --       47,459
  Current Deferred Tax Liability..............        --         717        6,427            --        7,144
  Customer Advances...........................        --      18,503           --            --       18,503
  Other Accrued Liabilities...................       352      16,383        2,850            --       19,585
                                                --------    --------     --------     ---------     --------
                                                   3,271      85,609       18,521            --      107,401
                                                --------    --------     --------     ---------     --------
SUBORDINATED NOTE TO WEATHERFORD..............   100,000          --           --            --      100,000
LONG-TERM DEBT................................    20,433       3,843           --            --       24,276
DEFERRED INCOME TAXES.........................        --      22,471       22,062            --       44,533
MINORITY INTEREST.............................        --          --          886            --          886
OTHER LONG-TERM LIABILITIES...................        --       3,622            1            --        3,623
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY..........................   453,856     379,485      164,514      (543,999)     453,856
                                                --------    --------     --------     ---------     --------
                                                $577,560    $495,030     $205,984     $(543,999)    $734,575
                                                ========    ========     ========     =========     ========

                              GRANT PRIDECO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                      NON-
                                            PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                           --------   ----------   ----------   ------------   ------------
                                                  ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents..............  $     --    $  4,154     $  4,161     $      --       $  8,315
  Restricted Cash........................        --          --        4,000            --          4,000
  Accounts Receivable, Net...............        --     111,535       20,532            --        132,067
  Inventories............................        --     174,087       26,165            --        200,252
  Current Deferred Tax Asset.............        --      23,841          154            --         23,995
  Other Current Assets...................        --       3,099        5,305            --          8,404
                                           --------    --------     --------     ---------       --------
                                                 --     316,716       60,317            --        377,033
                                           --------    --------     --------     ---------       --------
PROPERTY PLANT AND EQUIPMENT.............        --     243,195       88,233            --        331,428
  Less: Accumulated Depreciation.........        --      97,581       21,066            --        118,647
                                           --------    --------     --------     ---------       --------
                                                 --     145,614       67,167            --        212,781
                                           --------    --------     --------     ---------       --------
GOODWILL, NET............................        --     145,322       86,818            --        232,140
INVESTMENT IN AND ADVANCES TO
  SUBSIDIARIES...........................   633,796          --           --      (633,796)            --
INVESTMENT IN UNCONSOLIDATED
  AFFILIATES.............................    38,952          --           --            --         38,952
OTHER ASSETS.............................     6,328      24,681          649            --         31,658
                                           --------    --------     --------     ---------       --------
                                           $679,076    $632,333     $214,951     $(633,796)      $892,564
                                           ========    ========     ========     =========       ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current
     Portion of Long-Term Debt...........  $  2,697    $ 34,198     $  1,265     $      --       $ 38,160
  Accounts Payable.......................        --      68,856       15,595            --         84,451
  Current Deferred Tax Liability.........        --          --        2,278            --          2,278
  Customer Advances......................        --       2,275           --            --          2,275
  Other Accrued Liabilities..............    11,723      32,085        7,613            --         51,421
                                           --------    --------     --------     ---------       --------
                                             14,420     137,414       26,751            --        178,585
                                           --------    --------     --------     ---------       --------
LONG-TERM DEBT...........................   214,713       3,888          503            --        219,104
DEFERRED INCOME TAXES....................        --      24,870       15,508            --         40,378
MINORITY INTEREST........................        --          --        1,098            --          1,098
OTHER LONG-TERM LIABILITIES..............    18,440       3,270          186            --         21,896
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY.....................   431,503     462,891      170,905      (633,796)       431,503
                                           --------    --------     --------     ---------       --------
                                           $679,076    $632,333     $214,951     $(633,796)      $892,564
                                           ========    ========     ========     =========       ========

                              GRANT PRIDECO, INC.

                  CONDENSED COMBINING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   COMBINED
                                          -------   ----------   ----------   ------------   --------
REVENUES................................  $    --    $552,869     $93,585       $     --     $646,454
                                          -------    --------     -------       --------     --------
COSTS AND EXPENSES:
  Cost of Sales.........................       --     411,237      68,797             --      480,034
  Selling, General and Administrative...       --      38,782       7,611             --       46,393
  Equity Income in Unconsolidated
     Affiliates.........................     (267)         --          --             --         (267)
  Weatherford Charges...................      960          --          --             --          960
  Nonrecurring Charges..................       --       6,450          --             --        6,450
                                          -------    --------     -------       --------     --------
                                              693     456,469      76,408             --      533,570
                                          -------    --------     -------       --------     --------
OPERATING INCOME (LOSS).................     (693)     96,400      17,177             --      112,884
                                          -------    --------     -------       --------     --------
OTHER INCOME (EXPENSE):
Interest Expense........................       --      (2,795)     (1,963)            --       (4,758)
  Weatherford Interest Expense..........   (7,250)         --          --             --       (7,250)
  Equity in Subsidiaries, Net of
     Taxes..............................   70,789          --          --        (70,789)          --
  Other, Net............................       --       3,732         960             --        4,692
                                          -------    --------     -------       --------     --------
                                           63,539         937      (1,003)       (70,789)      (7,316)
                                          -------    --------     -------       --------     --------
INCOME (LOSS) BEFORE INCOME
  TAXES.................................   62,846      97,337      16,174        (70,789)     105,568
INCOME TAX (PROVISION) BENEFIT..........    2,874     (37,182)     (5,540)            --      (39,848)
                                          -------    --------     -------       --------     --------
          NET INCOME (LOSS).............  $65,720    $ 60,155     $10,634       $(70,789)    $ 65,720
                                          =======    ========     =======       ========     ========

                              GRANT PRIDECO, INC.

                  CONDENSED COMBINING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   COMBINED
                                         --------   ----------   ----------   ------------   --------
REVENUES...............................  $     --    $239,076     $ 47,294      $    --      $286,370
                                         --------    --------     --------      -------      --------
COSTS AND EXPENSES:
  Cost of Sales........................        --     217,858       44,411           --       262,269
  Selling, General and
     Administrative....................        --      38,305        7,437           --        45,742
  Equity Loss in Unconsolidated
     Affiliates........................       419          --           --           --           419
  Weatherford Charges..................     1,500          --           --           --         1,500
  Nonrecurring Charges.................        --          --        9,454           --         9,454
                                         --------    --------     --------      -------      --------
                                            1,919     256,163       61,302           --       319,384
                                         --------    --------     --------      -------      --------
OPERATING LOSS.........................    (1,919)    (17,087)     (14,008)          --       (33,014)
                                         --------    --------     --------      -------      --------
OTHER INCOME (EXPENSE):
  Interest Expense.....................      (338)     (3,441)        (314)          --        (4,093)
  Weatherford Interest Expense.........    (7,250)         --           --           --        (7,250)
  Equity in Subsidiaries, Net of
     Taxes.............................   (27,185)         --           --       27,185            --
  Other, Net...........................        --        (172)          34           --          (138)
                                         --------    --------     --------      -------      --------
                                          (34,773)     (3,613)        (280)      27,185       (11,481)
                                         --------    --------     --------      -------      --------
INCOME (LOSS) BEFORE INCOME TAXES......   (36,692)    (20,700)     (14,288)      27,185       (44,495)
INCOME TAX BENEFIT.....................     3,181       2,125        5,893           --        11,199
                                         --------    --------     --------      -------      --------
NET INCOME (LOSS) BEFORE MINORITY
  INTEREST.............................   (33,511)    (18,575)      (8,395)      27,185       (33,296)
MINORITY INTEREST......................        --          --         (215)          --          (215)
                                         --------    --------     --------      -------      --------
          NET INCOME (LOSS)............  $(33,511)   $(18,575)    $ (8,610)     $27,185      $(33,511)
                                         ========    ========     ========      =======      ========

                              GRANT PRIDECO, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                  NON-
                                        PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   ----------   ------------   ------------
REVENUES.............................  $     --    $448,380     $50,101       $    --        $498,481
                                       --------    --------     -------       -------        --------
COSTS AND EXPENSES:
  Cost of Sales......................        --     402,395      37,120            --         439,515
  Selling, General and
     Administrative..................       500      49,797       7,771            --          58,068
  Equity Income in Unconsolidated
     Affiliates......................    (5,495)         --          --            --          (5,495)
  Nonrecurring Charges...............        --      11,129          --            --          11,129
                                       --------    --------     -------       -------        --------
                                         (4,995)    463,321      44,891            --         503,217
                                       --------    --------     -------       -------        --------
OPERATING INCOME (LOSS)..............     4,995     (14,941)      5,210            --          (4,736)
                                       --------    --------     -------       -------        --------
OTHER INCOME (EXPENSE):
  Interest Expense...................    (9,905)     (6,455)       (645)           --         (17,005)
  Equity in Subsidiaries, Net of
     Taxes...........................   (18,369)         --          --        18,369              --
  Other, Net.........................        --        (840)        731            --            (109)
                                       --------    --------     -------       -------        --------
                                        (28,274)     (7,295)         86        18,369         (17,114)
                                       --------    --------     -------       -------        --------
INCOME (LOSS) BEFORE INCOME TAXES....   (23,279)    (22,236)      5,296        18,369         (21,850)
INCOME TAX (PROVISION) BENEFIT.......     6,794       2,244      (1,673)           --           7,365
                                       --------    --------     -------       -------        --------
NET INCOME (LOSS) BEFORE MINORITY
  INTEREST...........................   (16,485)    (19,992)      3,623        18,369         (14,485)
MINORITY INTEREST....................        --          --        (211)           --            (211)
                                       --------    --------     -------       -------        --------
NET INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE........   (16,485)    (19,992)      3,412        18,369         (14,696)
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE.............................        --      (1,789)         --            --          (1,789)
                                       --------    --------     -------       -------        --------
          NET INCOME (LOSS)..........  $(16,485)   $(21,781)    $ 3,412       $18,369        $(16,485)
                                       ========    ========     =======       =======        ========

                              GRANT PRIDECO, INC.

                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   COMBINED
                                          -------   ----------   ----------   ------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash (Used) Provided by Operating
     Activities.........................  $(5,069)   $  7,185     $  8,611                   $10,727
                                          -------    --------     --------         --        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash
     Acquired...........................       --      (9,002)      (8,398)        --        (17,400)
  Capital Expenditures for Property,
     Plant & Equipment..................       --     (33,548)      (4,554)        --        (38,102)
  Proceeds on Sale of Assets............       --       6,023           --         --          6,023
                                          -------    --------     --------         --        -------
          Net Cash Used by Investing
            Activities..................       --     (36,527)     (12,952)        --        (49,479)
                                          -------    --------     --------         --        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net...............       --      (5,137)      (1,853)        --         (6,990)
  Stockholder's Investment..............    5,069      34,440        4,100         --         43,609
                                          -------    --------     --------         --        -------
          Net Cash Provided by Financing
            Activities..................    5,069      29,303        2,247         --         36,619
                                          -------    --------     --------         --        -------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS...........................       --         (39)      (2,094)        --         (2,133)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR...............................       --       4,152        4,051         --          8,203
                                          -------    --------     --------         --        -------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR..................................  $    --    $  4,113     $  1,957                   $ 6,070
                                          =======    ========     ========         ==        =======

                              GRANT PRIDECO, INC.

                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   COMBINED
                                          -------   ----------   ----------   ------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash (Used) Provided by Operating
     Activities.........................  $(6,326)   $ 24,364     $ 47,202        $--        $ 65,240
                                          -------    --------     --------        ---        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash
     Acquired...........................   (7,999)     (3,123)      (3,950)        --         (15,072)
  Capital Expenditures for Property,
     Plant & Equipment..................       --     (13,038)      (6,008)        --         (19,046)
                                          -------    --------     --------        ---        --------
          Net Cash Used by Investing
            Activities..................   (7,999)    (16,161)      (9,958)        --         (34,118)
                                          -------    --------     --------        ---        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net...............       --      (7,318)     (46,907)        --         (54,225)
  Stockholder's Investment..............   14,325          --        8,912         --          23,237
                                          -------    --------     --------        ---        --------
          Net Cash Provided (Used) by
            Financing Activities........   14,325      (7,318)     (37,995)        --         (30,988)
                                          -------    --------     --------        ---        --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................       --         885         (751)        --             134
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR...............................       --       4,113        1,957         --           6,070
                                          -------    --------     --------        ---        --------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR..................................  $    --    $  4,998     $  1,206        $--        $  6,204
                                          =======    ========     ========        ===        ========

                              GRANT PRIDECO, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                     NON-
                                          PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS   COMBINED
                                         ---------   ----------   ----------   ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash (Used) Provided by Operating
     Activities........................  $   8,316    $(69,487)    $ 27,638     $      --     $ (33,533)
                                         ---------    --------     --------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, Net of Cash Acquired...         --     (36,492)     (29,535)           --       (66,027)
  Capital Expenditures for Property,
     Plant & Equipment.................         --     (17,906)      (2,985)           --       (20,891)
  Investment by Parent.................   (102,106)         --           --       102,106            --
  Other, Net...........................         --          48          101            --           149
                                         ---------    --------     --------     ---------     ---------
          Net Cash Used by Investing
            Activities.................   (102,106)    (54,350)     (32,419)      102,106       (86,769)
                                         ---------    --------     --------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit
     Facility, Net.....................         --      30,193          657            --        30,850
  Issuance of Long-Term Debt, Net......    193,324          --           --            --       193,324
  Repayments on Long-Debt, Net.........   (103,548)    (11,923)      (4,868)           --      (120,339)
  Purchase of Treasury Stock...........     (1,046)         --           --            --        (1,046)
  Proceeds from Stock Option
     Exercises.........................      1,502          --           --            --         1,502
  Investment in Subsidiaries...........         --      70,222       31,884      (102,106)           --
  Stockholder's Investment.............      3,558      33,583      (19,937)           --        17,204
                                         ---------    --------     --------     ---------     ---------
          Net Cash Provided (Used) by
            Financing Activities.......     93,790     122,075        7,736       102,106)      122,413
                                         ---------    --------     --------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.....................         --        (844)       2,955            --         2,111
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR..............................         --       4,998        1,206            --         6,204
                                         ---------    --------     --------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR.................................  $      --    $  4,154     $  4,161     $      --     $   8,315
                                         =========    ========     ========     =========     =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for the annual meeting of stockholders to be in 2001 (the "2001 Proxy Statement"), set forth certain information with respect to our directors and executive officers and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" appearing in the 2001 Proxy Statement sets forth certain information with respect to the compensation of our management, and, except for (1) the report of the compensation committee of the board of directors of Grant Prideco on executive compensation, (2) the report of the Audit Committee and (3) the information therein under "Performance Graph," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 2001 Proxy Statement set forth certain information with respect to the ownership of voting securities and equity securities of Grant Prideco, and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Section entitled "Certain Relationships and Related Transactions" appearing in the 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          1. Our consolidated financial statements are listed on page 40 of this report.

          2. All financial statement schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

          3. Our exhibits are listed below under Item 14(c).

     (b) Reports on Form 8-K

          1. Current Report on Form 8-K dated October 26, 2000, containing financial information for certain of Grant Prideco's subsidiaries that would guarantee any notes offered by Grant Prideco.

          2. Current Report on Form 8-K dated November 8, 2000, containing certain information that was provided to potential investors in the Company's private placement of its 9 5/8% Senior Notes Due 2007.

     (c) Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         2.1(b)          -- Distribution Agreement, dated as of March 22, 2000,
                            between Weatherford and Grant
         3.1(b)          -- Restated Certificate of Incorporation of Grant Prideco,
                            Inc.
         3.2(a)          -- Restated Bylaws of Grant Prideco, Inc.
         4.1             -- Amended and Restated Loan and Security Agreement, dated
                            July 10, 2000, among Grant Prideco, Inc. and certain of
                            its subsidiaries, the Lenders identified therein and
                            Transamerica Business Credit Corporation, as agent
         4.2             -- Amendment No. 1 to Amended and Restated Loan and Security
                            Agreement;
         4.3             -- Amendment No. 2 to Amended and Restated Loan and Security
                            Agreement;
         4.4             -- Amendment No. 3 to Amended and Restated Loan and Security
                            Agreement;
         4.5(b)          -- Guaranty by Grant Prideco, Inc.'s subsidiaries in favor of Transamerica Business Credit Corporation, as agent
         4.6             -- Amended and Restated Pledge Agreement, by Grant Prideco,
                            Inc.'s subsidiaries in favor of Transamerica Business
                            Credit Corporation, as agent
         4.7             -- Indenture for 9 5/8% Senior Notes due 2007
         4.8             -- Form of 9 5/8% Senior Notes due 2007 (included as part of
                            Exhibit 4.7)
        10.1             -- See exhibits 2.1 and 4.1 through 4.10 for certain items constituting material contracts.
        10.2(a)          -- Grant Prideco, Inc. 2000 Non-Employee Director Stock
                            Option Plan
        10.3(a)          -- Grant Prideco, Inc. 2000 Employee Stock Option and
                            Restricted Stock Plan
        10.4(a)          -- Grant Prideco, Inc. Executive Deferred Compensation Plan
        10.5(a)          -- Grant Prideco, Inc. Foreign Executive Deferred
                            Compensation Plan
        10.6(a)          -- Grant Prideco, Inc. Deferred Compensation Plan for
                            Non-Employee Directors
        10.7(d)          -- Employment Agreement dated April 14, 2000 with Bernard J.
                            Duroc-Danner
        10.9(d)          -- Employment Agreement dated April 14, 2000 with Frances R.
                            Powell
        10.10(d)         -- Form of Change of Control Agreement dated April 14, 2000 with William Chunn, Dan Latham, Warren Avery and Philip
                            Choyce
        10.11(e)         -- Preferred Supplier Agreement dated April 14, 2000,
                            between Grant Prideco, Inc. and Weatherford
                            International, Inc.
        10.12(e)         -- Tax Allocation Agreement dated April 14, 2000 between
                            Grant Prideco and Weatherford
        10.13            -- Exchange and Registration Rights Agreement dated as of
                            December 4, 2000, among Grant Prideco, certain of its
                            subsidiaries and Lehman Brothers Inc.
        10.14(a)         -- Grant Prideco, Inc. 401(k) Savings Plan
        10.15(a)         -- Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and Voest-Alpine Schienen
                            GmbH & Co KG
        10.16(a)         -- Operating Agreement, dated as of July 23, 1999, by and
                            between Grant Prideco, Inc. and Voest-Alpine Schienen
                            GmbH & Co KG
       +10.17(a)         -- Supply Agreement, dated as of July 23, 1999, by and
                            between Voest-Alpine Stahlrohr Kindberg GmbH & Co KG and
                            Grant Prideco, Inc.
        10.18(a)         -- Manufacturing and Sales Agreement, dated as of January 1,
                            1996, by and between Grant Prideco, S.A. and Oil Country
                            Tubular Limited

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        10.19(a)         -- Stock Purchase Agreement, dated as of June 19, 1998, by and among Weatherford, Pridecomex Holding, S.A. de C.V.,
                            Tubos de Acero de Mexico S.A. and Tamsider S.A. de C.V.
       +10.20(a)         -- Master Technology License Agreement, dated as of June 19,
                            1998, by and between Grant Prideco, Inc. and DST
                            Distributors of Steel Tubes Limited
        10.21(a)         -- Agreement, dated as of November 12, 1998, by and between
                            Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST
                            Distributors of Steel Tubes Limited, Techint Engineering
                            Company, Weatherford, Grand Prideco, Pridecomex Holding,
                            S.A. de C.V. and Grant Prideco, S.A. de C.V.
        10.22(a)         -- Agreement, dated as of December 1, 1998, by and between
                            Tubos de Acero de Mexico, Tamsider S.A. de C.V.,
                            Weatherford and Pridecomex Holdings, S.A. de C.V.
        10.23            -- Employment Agreement with Curtis W. Huff
        21.1             -- Subsidiaries of Registrant
        23.1             -- Consent of Arthur Andersen LLP

---------------

+ Certain portions of these exhibits were intentionally excluded pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(a) Incorporated by reference to Grant Prideco, Inc.'s Registration Statement on Form 10 (file No. 00115423).

(b) Incorporated by reference to Grant Prideco, Inc.'s Registration Statement on Form S-3 (Registration No. 333-35272).

(c) Incorporated by reference to the registrants' Registration Statement on Form S-3 (Registration No. 333-48722).

(d) Incorporated by reference to Grant Prideco Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(e) Incorporated by reference from Weatherford International, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GRANT PRIDECO, INC.

                                            By:     /s/ CURTIS W. HUFF
                                              ----------------------------------
                                              Curtis W. Huff
                                              Chief Executive Officer

Date: March 26, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                           CAPACITY IN WHICH SIGNED           DATE
                      ---------                           ------------------------           ----
                 /s/ CURTIS W. HUFF                    Chief Executive Officer,         March 26, 2001
-----------------------------------------------------    President and Director
                   Curtis W. Huff                        (Principal Executive Officer)

             /s/ BERNARD J. DUROC-DANNER               Chairman of the Board            March 26, 2001
-----------------------------------------------------
               Bernard J. Duroc-Danner

                /s/ FRANCES R. POWELL                  Vice President, Chief Financial  March 26, 2001
-----------------------------------------------------    Officer and Treasurer
                  Frances R. Powell

                 /s/ ELIOT M. FRIED                    Director                         March 26, 2001
-----------------------------------------------------
                   Eliot M. Fried

               /s/ WILLIAM E. MACAULAY                 Director                         March 26, 2001
-----------------------------------------------------
                 William E. Macaulay

              /s/ ROBERT K. MOSES, JR.                 Director                         March 26, 2001
-----------------------------------------------------
                Robert K. Moses, Jr.

                 /s/ ROBERT A. RAYNE                   Director                         March 26, 2001
-----------------------------------------------------
                   Robert A. Rayne

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         2.1(b)          -- Distribution Agreement, dated as of March 22, 2000,
                            between Weatherford and Grant
         3.1(b)          -- Restated Certificate of Incorporation of Grant Prideco,
                            Inc.
         3.2(a)          -- Restated Bylaws of Grant Prideco, Inc.
         4.1             -- Amended and Restated Loan and Security Agreement, dated
                            July 10, 2000, among Grant Prideco, Inc. and certain of
                            its subsidiaries, the Lenders identified therein and
                            Transamerica Business Credit Corporation, as agent
         4.2             -- Amendment No. 1 to Amended and Restated Loan and Security
                            Agreement;
         4.3             -- Amendment No. 2 to Amended and Restated Loan and Security
                            Agreement;
         4.4             -- Amendment No. 3 to Amended and Restated Loan and Security
                            Agreement;
         4.5(b)          -- Guaranty by Grant Prideco, Inc.'s subsidiaries in favor of Transamerica Business Credit Corporation, as agent
         4.6             -- Amended and Restated Pledge Agreement, by Grant Prideco,
                            Inc.'s subsidiaries in favor of Transamerica Business
                            Credit Corporation, as agent
         4.7             -- Indenture for 9 5/8% Senior Notes due 2007
         4.8             -- Form of 9 5/8% Senior Notes due 2007 (included as part of exhibit 4.7)
        10.1             -- See exhibits 2.1 and 4.1 through 4.10 for certain items constituting material contracts.
        10.2(a)          -- Grant Prideco, Inc. 2000 Non-Employee Director Stock
                            Option Plan
        10.3(a)          -- Grant Prideco, Inc. 2000 Employee Stock Option and
                            Restricted Stock Plan
        10.4(a)          -- Grant Prideco, Inc. Executive Deferred Compensation Plan
        10.5(a)          -- Grant Prideco, Inc. Foreign Executive Deferred
                            Compensation Plan
        10.6(a)          -- Grant Prideco, Inc. Deferred Compensation Plan for
                            Non-Employee Directors
        10.7(d)          -- Employment Agreement dated April 14, 2000 with Bernard J.
                            Duroc-Danner
        10.9(d)          -- Employment Agreement dated April 14, 2000 with Frances R.
                            Powell
        10.10(d)         -- Form of Change of Control Agreement dated April 14, 2000 with William Chunn, Dan Latham, Warren Avery and Philip
                            Choyce
        10.11(e)         -- Preferred Supplier Agreement dated April 14, 2000,
                            between Grant Prideco, Inc. and Weatherford
                            International, Inc.
        10.12(e)         -- Tax Allocation Agreement dated April 14, 2000 between
                            Grant Prideco and Weatherford
        10.13            -- Exchange and Registration Rights Agreement dated as of
                            December 4, 2000, among Grant Prideco, certain of its
                            subsidiaries and Lehman Brothers Inc.
        10.14(a)         -- Grant Prideco, Inc. 401(k) Savings Plan
        10.15(a)         -- Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and Voest-Alpine Schienen
                            GmbH & Co KG
        10.16(a)         -- Operating Agreement, dated as of July 23, 1999, by and
                            between Grant Prideco, Inc. and Voest-Alpine Schienen
                            GmbH & Co KG
       +10.17(a)         -- Supply Agreement, dated as of July 23, 1999, by and
                            between Voest-Alpine Stahlrohr Kindberg GmbH & Co KG and
                            Grant Prideco, Inc.
        10.18(a)         -- Manufacturing and Sales Agreement, dated as of January 1,
                            1996, by and between Grant Prideco, S.A. and Oil Country
                            Tubular Limited

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        10.19(a)         -- Stock Purchase Agreement, dated as of June 19, 1998, by and among Weatherford, Pridecomex Holding, S.A. de C.V.,
                            Tubos de Acero de Mexico S.A. and Tamsider S.A. de C.V.
       +10.20(a)         -- Master Technology License Agreement, dated as of June 19,
                            1998, by and between Grant Prideco, Inc. and DST
                            Distributors of Steel Tubes Limited
        10.21(a)         -- Agreement, dated as of November 12, 1998, by and between
                            Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST
                            Distributors of Steel Tubes Limited, Techint Engineering
                            Company, Weatherford, Grand Prideco, Pridecomex Holding,
                            S.A. de C.V. and Grant Prideco, S.A. de C.V.
        10.22(a)         -- Agreement, dated as of December 1, 1998, by and between
                            Tubos de Acero de Mexico, Tamsider S.A. de C.V.,
                            Weatherford and Pridecomex Holdings, S.A. de C.V.
        10.23            -- Employment Agreement with Curtis W. Huff
        21.1             -- Subsidiaries of Registrant
        23.1             -- Consent of Arthur Andersen LLP

---------------

+ Certain portions of these exhibits were intentionally excluded pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(a) Incorporated by reference to Grant Prideco, Inc.'s Registration Statement on Form 10 (file No. 00115423).

(b) Incorporated by reference to Grant Prideco, Inc.'s Registration Statement on Form S-3 (Registration No. 333-35272).

(c) Incorporated by reference to the registrants' Registration Statement on Form S-3 (Registration No. 333-48722).

(d) Incorporated by reference to Grant Prideco Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(e) Incorporated by reference from Weatherford International, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2000.