Form 10-Q
period 2001-03-31
GRANT PRIDECO INC; GRANT PRIDECO USA LLC; GP EXPATRIATE SERVICES INC; GRANT PRIDECO HOLDING LLC; GRANT PRIDECO LP; STAR OPERATING CO; TA INDUSTRIES INC; TEXAS ARAI INC; TUBE ALLOY CAPITAL CORP; TUBE ALLOY CORP
filed 2001-05-15
CIK 1097313, 1127091, 1127120, 1127124, 1127127, 1127128, 1127132, 1127133, 1127134, 1127135

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 001-15423

                               GRANT PRIDECO, INC.
              (See Table of Additional Registrants on next page)
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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       OUTSTANDING AT
             TITLE OF CLASS                             MAY 10, 2001
       Common Stock, par value $0.01                     109,247,872

                        TABLE OF ADDITIONAL REGISTRANTS

-------------------------------------------------------------------------------
NAME**                                    JURISDICTION OF           Employer ID
                                          FORMATION
-------------------------------------------------------------------------------
GP Expatriate Services, Inc.              Delaware                  76-0632330
-------------------------------------------------------------------------------
Grant Prideco Holding, LLC                Delaware                  76-0635560
-------------------------------------------------------------------------------
Grant Prideco, L.P.                       Delaware                  76-0635557
-------------------------------------------------------------------------------
Grant Prideco USA, LLC                    Delaware                  51-0397748
-------------------------------------------------------------------------------
Star Operating Company                    Delaware                  76-0655528
-------------------------------------------------------------------------------
TA Industries, Inc.                       Delaware                  76-0497435
-------------------------------------------------------------------------------
Texas Arai, Inc.                          Delaware                  74-2150314
-------------------------------------------------------------------------------
Tube-Alloy Capital Corporation            Texas                     76-0012315
-------------------------------------------------------------------------------
Tube-Alloy Corporation                    Louisiana                 72-0714357
-------------------------------------------------------------------------------
XL Systems International, Inc.            Delaware                  76-0602808
-------------------------------------------------------------------------------
XL Systems, L.P.                          Texas                     76-0324868
-------------------------------------------------------------------------------

** Except for Grant Prideco USA, LLC, the address, telephone number and zip code for each of the additional Registrants is the same as for Grant Prideco, Inc. The address, telephone number and zip code for Grant Prideco USA, LLC is 500 Delaware Avenue, Suite 900, Wilmington, DE 19801.

Grant Prideco, Inc. (the "Company") owns directly or indirectly all of the outstanding capital stock of each of the additional Registrants listed above. Each of the additional Registrants is a guarantor of the Company's obligations under its 9 5/8% Senior Notes Due 2007 (the "Senior Notes"). No separate financial statements for the additional Registrants has been provided or incorporated because: (1) the financial statements of the Company included in this report include the operations of each of the additional Registrants and (2)
Note 14 to the Company's accompanying unaudited financial statements includes unaudited condensed consolidating financial statements of the Company separating the financial results for the additional Registrants from the Company and any subsidiaries that are not guarantors of the Company's obligations under the Senior Notes.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GRANT PRIDECO, INC.

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)

                                                                  DECEMBER 31,    MARCH 31,
                                                                      2000          2001
                                                                  ------------   ----------
                                                                                 (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents ..................................     $   8,315      $   8,986
  Restricted Cash ............................................         4,000          3,580
  Accounts Receivable, Net of Allowance for Uncollectible
   Accounts of $1,897 and $1,535 at December 31, 2000 and
   March 31, 2001, respectively ..............................       132,067        129,024
  Inventories ................................................       200,252        197,391
  Current Deferred Tax Asset .................................        23,995         23,995
  Other Current Assets .......................................         8,404         10,833
                                                                   ---------      ---------
                                                                     377,033        373,809
                                                                   ---------      ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Machinery and Equipment ....................................       234,597        240,357
  Land, Buildings and Other Property .........................        96,831         98,805
                                                                   ---------      ---------
                                                                     331,428        339,162
  Less: Accumulated Depreciation .............................       118,647        126,034
                                                                   ---------      ---------
                                                                     212,781        213,128
                                                                   ---------      ---------
GOODWILL, NET ................................................       232,140        230,173
INVESTMENT IN UNCONSOLIDATED AFFILIATES ......................        38,952         40,891
DEFERRED TAX ASSET ...........................................           336            384
OTHER ASSETS .................................................        31,322         11,314
                                                                   ---------      ---------
                                                                   $ 892,564      $ 869,699
                                                                   =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-Term
    Debt .....................................................     $  38,160      $  55,424
  Accounts Payable ...........................................        84,451         81,513
  Current Deferred Tax Liability .............................         2,278          2,278
  Customer Advances ..........................................         2,275          2,275
  Accrued Labor and Benefits .................................        14,101         18,970
  Other Accrued Liabilities ..................................        37,320         33,524
                                                                   ---------      ---------
                                                                     178,585        193,984
                                                                   ---------      ---------
LONG-TERM DEBT ...............................................       219,104        216,438
DEFERRED INCOME TAXES ........................................        40,378         29,199
MINORITY INTEREST ............................................         1,098          1,467
OTHER LONG-TERM LIABILITIES ..................................        21,896         20,059
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 Par Value ..............................         1,085          1,086
  Capital in Excess of Par Value .............................       349,436        352,144
  Treasury Stock, at Cost ....................................        (1,046)        (1,386)
  Retained Earnings ..........................................        97,109         75,292
  Deferred Compensation Obligation ...........................         4,973          2,951
  Accumulated Other Comprehensive Loss .......................       (20,054)       (21,535)
                                                                   ---------      ---------
                                                                     431,503        408,552
                                                                   ---------      ---------
                                                                   $ 892,564      $ 869,699
                                                                   =========      =========

   The accompanying notes are an integral part of these financial statements.

                               GRANT PRIDECO, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ------------------------
                                                                    2000          2001
                                                                 ---------      ---------
REVENUES ...................................................     $ 107,291      $ 156,651
                                                                 ---------      ---------

COSTS AND EXPENSES:
  Cost of Sales ............................................       102,736        134,447
  Selling, General and Administrative Attributable to
    Segments ...............................................         8,218         12,232
  Corporate General and Administrative .....................         4,370          4,932
  Equity Income in Unconsolidated Affiliates ...............          (607)        (1,984)
  Weatherford Charges ......................................           500             --
  Other Charges ............................................            --         32,280
                                                                 ---------      ---------
                                                                   115,217        181,907
                                                                 ---------      ---------
OPERATING LOSS .............................................        (7,926)       (25,256)
                                                                 ---------      ---------
OTHER INCOME (EXPENSE):
  Interest Expense .........................................        (3,496)        (6,870)
  Other, Net ...............................................          (215)          (869)
                                                                 ---------      ---------
                                                                    (3,711)        (7,739)
                                                                 ---------      ---------
LOSS BEFORE INCOME TAXES ...................................       (11,637)       (32,995)
INCOME TAX BENEFIT .........................................         3,795         11,547
                                                                 ---------      ---------
NET LOSS BEFORE MINORITY INTEREST ..........................        (7,842)       (21,448)
MINORITY INTEREST ..........................................           (45)          (369)
                                                                 ---------      ---------
NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE......        (7,887)       (21,817)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX .........        (1,789)            --
                                                                 ---------      ---------
NET LOSS ...................................................     $  (9,676)     $ (21,817)
                                                                 =========      =========

BASIC AND DILUTED NET LOSS PER SHARE:
  (Pro forma prior to effective date of spinoff)
  Basic and diluted net loss before cumulative effect
    of accounting change ...................................     $   (0.07)     $   (0.20)
  Cumulative effect of accounting change ...................         (0.02)            --
                                                                 ---------      ---------
  Net loss .................................................     $   (0.09)     $   (0.20)
                                                                 =========      =========
  Basic and diluted weighted average shares outstanding ....       108,752        108,570
                                                                 =========      =========


   The accompanying notes are an integral part of these financial statements.

                               GRANT PRIDECO, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           ----------------------
                                                                             2000          2001
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss ...........................................................     $ (9,676)     $(21,817)
  Adjustments to Reconcile Net Loss to Net Cash
     Provided (Used) by Operating Activities:
     Depreciation and Amortization ...................................        7,988         9,323
     Deferred Income Tax Provision (Benefit)..........................          872       (10,249)
     Equity Income in Unconsolidated Affiliates ......................         (607)       (1,984)
     Non-Cash Portion of Other Charges ...............................           --        28,473
     Changes in Operating Assets and Liabilities, Net of
      Effect of Businesses Acquired:
       Accounts Receivable ...........................................      (12,527)          644
       Inventories ...................................................       15,599        (8,150)
       Other Current Assets ..........................................       (1,915)       (2,009)
       Other Assets ..................................................         (183)           (8)
       Accounts Payable ..............................................        2,510        (3,677)
       Other Current Liabilities .....................................         (647)        3,135
       Customer Advances .............................................      (10,223)           --
       Other, Net ....................................................          858        (1,974)
                                                                           --------      --------
          Net Cash Used by Operating Activities ......................       (7,951)       (8,293)
                                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures for Property, Plant and Equipment .............       (5,056)       (5,945)
                                                                           --------      --------
          Net Cash Used by Investing Activities ......................       (5,056)       (5,945)
                                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit Facility ............................           --        17,758
  Repayments of Debt .................................................       (4,177)       (2,727)
  Proceeds from Stock Option Exercises ...............................           --           218
  Purchases of Treasury Stock ........................................           --          (340)
  Predecessor Stockholder's Investment ...............................       14,947            --
                                                                           --------      --------
          Net Cash Provided by Financing Activities ..................       10,770        14,909
                                                                           --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................       (2,237)          671
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................        6,204         8,315
                                                                           --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................     $  3,967      $  8,986
                                                                           ========      ========


   The accompanying notes are an integral part of these financial statements.

                               GRANT PRIDECO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Basis of Presentation

     The statements of operations and cash flows for the time period prior to April 14, 2000 reflect Weatherford's drilling products businesses that were transferred to Grant Prideco from Weatherford in the Distribution. All activity subsequent to April 14, 2000 reflects Grant Prideco as distributed. The financial statements have been prepared using the historical results of operations related to Grant Prideco. The financial statements include allocations ("carve-outs") of general and administrative corporate overhead costs of Weatherford to Grant Prideco and direct costs of services provided by Weatherford for the benefit of Grant Prideco prior to the Distribution. Management believes such allocations are reasonable; however, the costs of these services charged to Grant Prideco are not necessarily indicative of the costs that would have been incurred if Grant Prideco had performed these functions as a stand-alone entity. Subsequent to the Distribution, Grant Prideco has performed these functions using its own resources or purchased services and is responsible for the costs and expenses associated with the management of a public corporation. The financial statements included herein may not necessarily reflect the results of operations, financial position and cash flows of Grant Prideco in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2001 classifications and are of a normal recurring nature. These reclassifications have no impact on net loss.

2.   COMPREHENSIVE LOSS

     Comprehensive loss includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive loss is as follows:


                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ---------------------
                                                    2000         2001
                                                  -------      --------
                                                     (IN THOUSANDS)
Net Loss ....................................     $(9,676)     $(21,817)
Foreign Currency Translation Adjustments ....         517          (869)
Unrealized Loss on Derivative Instruments,
  net of tax of $349.........................          --          (649)
Unrealized Gain on Marketable Securities,
  net of tax of $20 .........................          --            37
                                                  -------      --------
Total Comprehensive Loss ....................     $(9,159)     $(23,298)
                                                  =======      ========

3.   INVENTORIES

     Inventories by category are as follows:

                                              DECEMBER 31,   MARCH 31,
                                                  2000         2001
                                              ------------   --------
                                                    (IN THOUSANDS)
Raw materials, components and supplies ....     $149,628     $126,558
Work in process ...........................       23,829       22,890
Finished goods ............................       26,795       47,943
                                                --------     --------
                                                $200,252     $197,391
                                                ========     ========

4.   OTHER CHARGES

     First Quarter 2001 Charges

     In the first quarter of 2001, the Company incurred approximately $43.0 million of pre-tax charges, $28.0 million net of tax, associated with its review of the continued viability of its manufacturing arrangement with Oil Country Tubular Ltd. (OCTL) in India, a modification of the Company's manufacturing standards and costing in light of current market conditions and an ongoing restructuring of the Company's operations. This charge also included executive severance payments and related expenses of approximately $14.6 million. These charges are summarized in the following chart:

                                                                                         LIABILITY
                                      DRILLING    ENGINEERED                              BALANCE
                                      PRODUCTS   CONNECTIONS   CORPORATE      TOTAL       3/31/01
                                      --------   -----------   ---------     -------     ---------
                                                            (IN THOUSANDS)
OCTL Write-Off(a) ..............      $17,727      $    --      $    --      $17,727      $    --
Inventory Write-Off(b) .........        4,482        1,692           --        6,174           --
Write-Off of Capitalized
 Manufacturing Variances(c) ....        3,791          781           --        4,572           --
Severance(d) ...................          183          205       14,165       14,553        2,401
                                      -------      -------      -------      -------      -------
     Total .....................      $26,183      $ 2,678      $14,165      $43,026      $ 2,401
                                      =======      =======      =======      =======      =======

---------

          (a) In connection with the Company's operational review conducted in the first quarter of 2001, the Company reassessed the viability of restructuring its relationship with OCTL in India and determined that a continued relationship was no longer viable. As a result of this determination, the Company wrote-off the remaining $17.7 million ($11.5 million after-tax) of unpaid receivables and advances owed to it by OCTL. The $17.7 million in unpaid receivables and advances was classified as "Other Assets" in the accompanying Balance Sheets at December 31, 2000.

          (b) The inventory write-off was reported as cost of sales and was made pursuant to a review of the Company's planned dispositions of inventory in an effort to reduce inventory levels of older, slow-moving products. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposal and also included a charge related to certain inventory purchase contract obligations with above market prices.

          (c) Certain capitalized manufacturing cost variances were expensed as cost of sales in connection with the Company's operational review and revisions of manufacturing standards and costing during the first quarter.

          (d) The severance charge relates to manufacturing and marketing employees terminated as a result of the Company's restructuring of its industrial drill pipe and marine connection product lines, as well as the retirement of certain executive officers during the first quarter of 2001. The total number of employees severed was 24 and the amount accrued for severance was based upon the positions eliminated and the Company's severance policy. Approximately 20 of these employees left the Company prior to March 31, 2001. The Company estimates that all of the accrued severance at March 31, 2001 will be paid during 2001.

     Fourth Quarter 2000 Charges

     The Company incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in the fourth quarter of 2000 relating primarily to inventory write-offs and other asset impairments and reductions. Of this amount, $7.9 million related to cash provisions or accrued liabilities. The categories of the charge incurred, the actual cash payments and the accrued balances at March 31, 2001 are summarized below:

                                                             LIABILITY              LIABILITY
                                     DRILLING    ENGINEERED   BALANCE     CASH       BALANCE
                                     PRODUCTS   CONNECTIONS  12/31/00   PAYMENTS     3/31/01
                                     --------   -----------  ---------  --------    ---------
                                                          (IN THOUSANDS)
Litigation Accrual ..............     $   --      $2,500      $2,500      $   --      $2,500
Contingent Liability Accrual ....      4,650          --       4,650          --       4,650
Other Accrued Liabilities .......        594         115         709         267         442
                                      ------      ------      ------      ------      ------
          Total .................     $5,244      $2,615      $7,859      $  267      $7,592
                                      ======      ======      ======      ======      ======

     The Company estimates that all of the remaining accrued balances at March 31, 2001 will be paid during 2001.

5.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive. For the three month periods ended March 31, 2000 and 2001, the Company had potentially dilutive common stock equivalents of approximately 2.6 million and 1.4 million, respectively, comprised of stock options.

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

6.   MARKETABLE SECURITIES

     As of March 31, 2001, the Company owned marketable securities with a fair market value of $2.3 million. These investments are classified as available for sale and are included in "Other Assets" in the accompanying Balance Sheets at their fair market value. Gross unrealized holding gains on these investments at March 31, 2001 were $37,000 and are included in "Accumulated Other Comprehensive Loss" in the accompanying Balance Sheets.

7.   CREDIT FACILITY

     The Company has a $100 million revolving credit and letter of credit facility with a syndicate of U.S. banks (the "Credit Facility"), through April 14, 2003, with automatic one-year renewals thereafter, unless the agreement is terminated by either party. The Credit Facility is secured by the Company's U.S. and Canadian inventories, equipment and receivables and is guaranteed by Grant Prideco's domestic subsidiaries. The Company is required to comply with various affirmative and negative covenants as well as maintenance covenants relating to fixed charge coverage and net worth. These covenants also place limits on the Company's ability to incur new debt, engage in certain acquisitions and investments, grant liens, pay dividends and make distributions to its stockholders. As of March 31, 2001, the Company had outstanding borrowings of $49.9 million under the revolving credit facility and $6.5 million had been used to support outstanding letters of credit. The average interest rate for the outstanding borrowings under the Credit Facility was 7.6% at March 31, 2001.

     Additionally, at March 31, 2001, there were outstanding borrowings of $0.5 million under a miscellaneous credit facility and $0.7 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the Credit Facility.

8.   DEBT

     In January 2001, the Company made a scheduled debt payment of approximately $1.5 million related to the Voest-Alpine debt. The interest rate on the Voest-Alpine debt as of March 31, 2001 was 4.6% per annum.

9.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses foreign currency forwards and call options to hedge certain of its exposures to changes in foreign exchange rates. The forwards and call options have only nominal value at the time of purchase. The counterparties to these derivative foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is minimal. The Company does not engage in derivative activity for speculative or trading purposes.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $0.3 million pre-tax being recognized as a loss in "Accumulated Other Comprehensive Loss" in the accompanying Balance Sheets.

     Cash Flow Hedges

     At March 31, 2001, the Company had forward contracts to purchase 31.1 million Euros in exchange for $28.1 million U.S. Dollars. These contracts are designated as cash flow hedges related to anticipated Euro-denominated inventory purchases through the end of the year. In addition, the Company's Italian subsidiary had U.S. Dollar/Euro forward contracts and call options with notional amounts totaling $30.5 million U.S. Dollars at March 31, 2001. These contracts are designated as cash flow hedges of anticipated Euro-denominated expenditures through the second quarter of 2002.

     In accordance with SFAS No. 133, the contracts are marked to market (fair value was $1.4 million at March 31, 2001) and recorded as "Other Accrued Liabilities" in the accompanying Balance Sheets, with the offset recorded as other comprehensive income (loss), net of applicable hedge ineffectiveness (which is measured based on the forward price and was not material during the quarter, other than the overhedge position discussed below) and income taxes, and then subsequently recognized as a component of cost of sales or selling, general and administrative expenses when the underlying hedged transaction is recognized in the statement of operations. The Company anticipates that approximately $0.5 million in net losses (after tax) existing as of March 31, 2001, will be reclassified into earnings over the next twelve months. The Company recognized losses of $0.6 million in "Other, Net" in the accompanying Statements of Operations related to foreign currency forward contracts that resulted from an overhedge position with respect to the anticipated Euro-denominated purchases of inventory during the first quarter of 2001.

     Fair Value Hedge

     The Company had forward contracts in place to purchase 4.4 million Euros for a notional amount of $4.3 million U.S. Dollars at March 31, 2001. These contracts are designated as fair value hedges related to payments on the Voest-Alpine debt. The fair value of these instruments was $0.4 million as of March 31, 2001, which was recorded as "Other Accrued Liabilities" in the accompanying Balance Sheets with the income effect recorded to "Other, Net" in the accompanying Statements of Operations. Changes in the fair value of the underlying hedged debt are recorded as adjustments to the debt with the income effect recorded to "Other, Net" in the Statements of Operations. Hedge ineffectiveness is measured using the forward price and was zero during the first quarter of 2001.

10.  RESTRICTED CASH

     At March 31 2001, the Company had $3.6 million of restricted cash related to its 54% interest in H-Tech that is subject to dividend and distribution restrictions.

11.  TRANSACTIONS WITH WEATHERFORD

Sales

     Weatherford purchases drill pipe and other related products from Grant Prideco. Prior to the Distribution, amounts purchased by Weatherford were recorded at Grant Prideco's cost. The sales to Weatherford prior to the Distribution have been eliminated from the accompanying financial statements.

     In connection with the Distribution, the Company entered into a preferred supplier agreement with Weatherford pursuant to which Weatherford agreed for at least a three-year period to purchase a minimum of 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which the Company sells to its best rental tool customers for similar products. Weatherford will be entitled to apply against its purchases a drill stem credit granted to it in the aggregate amount of $30 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. At March 31, 2001, the current portion of the drill stem credit, $10.0 million, is included in "Other Accrued Liabilities," with the remaining $16.5 million included in "Other Long-Term Liabilities," in the accompanying Balance Sheets.

Weatherford Overhead Charges

     Weatherford overhead charges represented corporate overhead costs incurred by Weatherford in providing services to the Company based on the time devoted to Grant Prideco prior to the Distribution. These services included accounting, legal, tax, treasury and risk management services. Such allocation is included in "Weatherford Charges" in the accompanying Statements of Operations.

12.  SEGMENT INFORMATION

     The Company operates through two business segments: Drilling Products and Engineered Connections. The Drilling Products segment manufactures drill pipe, drill collars and heavy weight drill pipe and the Engineered Connections segment manufactures premium production tubulars, liners, casing and connections for marine conductors and subsea structures. The Company's products are used primarily in the exploration and production of oil and natural gas. See Note 4 for information related to other charges recorded in the first quarter of 2001 discussed below.

DRILLING PRODUCTS SEGMENT

     The following table sets forth information for our Drilling Products segment. Such information also is broken down by our two principal product lines in this segment: (1) drill stem products for the oil and gas industry and (2) industrial drill stem products for fiber optic cable installation, water well drilling and other industries.

                                                                  OILFIELD
                                                                  DRILLING
                                                                  PRODUCTS     INDUSTRIAL      TOTAL
                                                                  --------     ----------     --------
                                                                              (IN THOUSANDS)
MARCH 31, 2000
  Revenues from unaffiliated customers ......................     $ 47,918      $    235      $ 48,153
  EBITDA(a) .................................................       (4,579)           32        (4,547)
  Depreciation and amortization .............................        4,131            32         4,163
  Equity income in unconsolidated affiliates ................          607            --           607
  Operating loss ............................................       (8,710)           --        (8,710)
  Capital expenditures for property, plant and equipment ....        1,985         1,231         3,216

MARCH 31, 2001
  Revenues from unaffiliated customers ......................     $ 69,438      $ 13,956      $ 83,394
  EBITDA, before other charges(a)(b) ........................       15,333          (570)       14,763
  Other charges(c) ..........................................       17,835            75        17,910
  Depreciation and amortization .............................        3,894         1,198         5,092
  Equity income in unconsolidated affiliates ................        1,984            --         1,984
  Operating loss ............................................      (10,777)       (5,735)      (16,512)
  Capital expenditures for property, plant and equipment ....        4,238           750         4,988

                       See footnotes (a)-(c) on pages 12.

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

                                                 ATLAS                   TUBE-       TEXAS        XL
                                               BRADFORD       TCA        ALLOY        ARAI      SYSTEMS       TOTAL
                                               --------     -------     -------     -------     -------      -------
                                                                           (IN THOUSANDS)
MARCH 31, 2000
  Revenues from unaffiliated customers ....     $13,361     $17,813     $ 6,391     $11,578     $ 9,995      $59,138
  EBITDA(a) ...............................       2,397       2,960       2,290       1,302         435        9,384
  Depreciation and amortization ...........         660         904         320         941         905        3,730
  Operating income (loss) .................       1,737       2,056       1,970         361        (470)       5,654
  Capital expenditures for property,
     plant and equipment ..................         147          69         417         467         673        1,773

MARCH 31, 2001
  Revenues from unaffiliated customers ....     $19,902     $21,202     $11,481     $13,863     $ 6,809      $73,257
  EBITDA, before other charges(a)(d) ......       5,536       6,601       2,969       1,990          27       17,123
  Other charges(e) ........................          --          --          --          --         205          205
  Depreciation and amortization ...........         725         982         407         933       1,045        4,092
  Operating income (loss) .................       4,811       5,619       2,310         800      (3,187)      10,353
  Capital expenditures for property,
     plant and equipment ..................         545         128         111         101          30          915

                   See footnotes (a), (d) and (e) on page 12.

    Below is a reconciliation to the financial statements:

                                                     DRILLING     ENGINEERED
                                                     PRODUCTS     CONNECTIONS
                                                     SEGMENT        SEGMENT     CORPORATE         TOTAL
                                                    ---------     -----------   ---------       ---------
                                                                         (IN THOUSANDS)
MARCH 31, 2000
Revenues from unaffiliated customers ..........     $  48,153      $  59,138     $      --      $ 107,291
EBITDA(a) .....................................        (4,547)         9,384        (4,775)            62
Depreciation and amortization .................         4,163          3,730            95          7,988
Equity income in unconsolidated affiliates ....           607             --            --            607
Operating income (loss) .......................        (8,710)         5,654        (4,870)        (7,926)
Capital expenditures for property,
  plant and equipment .........................         3,216          1,773            67          5,056

MARCH 31, 2001
Revenues from unaffiliated customers ..........     $  83,394      $  73,257     $      --      $ 156,651
EBITDA, before other charges(a)(b)(d) .........        14,763         17,123        (4,793)        27,093
Other charges(c)(e)(f) ........................        17,910            205        14,165         32,280
Depreciation and amortization .................         5,092          4,092           139          9,323
Equity income in unconsolidated affiliates ....         1,984             --            --          1,984
Operating income (loss) .......................       (16,512)        10,353       (19,097)       (25,256)
Capital expenditures for property,
  plant and equipment .........................         4,988            915            42          5,945


---------

          (a) We calculate EBITDA by taking operating income (loss) adding back depreciation and amortization, excluding the impact of the other charges discussed in (b)-(f) below for the respective periods of those charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income (loss) and net income (loss). In addition, EBITDA calculations by one company may not be comparable to another company.

          (b) Excludes $8.3 million of charges ($4.4 million for Oilfield Drilling Products and $3.9 million for Industrial) in the first quarter of 2001 related to inventory write-offs and capitalized manufacturing variance write-offs, which have been classified as cost of sales. Also excludes $17.9 million of charges related to Oilfield Drilling Products in the first quarter of 2001 to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million and severance and related expenses of $0.2 million.

          (c) Includes $17.9 million of charges related to Drilling Products segment in the first quarter of 2001 to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million and severance and related expenses of $0.2 million.

          (d) Excludes a charge in the first quarter of 2001 of $2.5 million for inventory write-offs ($0.3 million for Texas Arai, $0.3 million for Tube-Alloy and $1.9 million for XL Systems), which were classified, as cost of sales. Also excludes a charge of $0.2 million in the first quarter of 2001 for severance and related expenses.

          (e) Includes a charge of $0.2 million related to Engineered Connections segment in the first quarter of 2001 for severance and related expenses.

          (f) Includes $14.2 million of charges related to Corporate in the first quarter of 2001 for the severance related to the retirement of certain executive officers.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     Effective January 1, 2001, the Company adopted SFAS No. 133. See Note 9.

     In February 2001, the Financial Accounting Standards Board issued a revised Exposure Draft, "Business Combinations and Intangible Assets -- Accounting for Goodwill". The Exposure Draft would continue to require recognition of goodwill acquired in a business combination as an asset but would not permit amortization of goodwill as currently required by Accounting Principals Board Opinion No. 17 "Intangible Assets". Instead goodwill would be reviewed for impairment, that is, written down and expensed against earnings only in the periods in which the recorded value of goodwill exceeded its implied fair value. The Exposure Draft was issued with comments due by March 16, 2001. At March 31, 2001, the Company had goodwill of $230.2 million, net of accumulated amortization. Amortization of goodwill charged to earnings was $1.5 million for the three months ended March 31, 2001.

14.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

     The following unaudited condensed consolidating balance sheet as of March 31, 2001, condensed combining statement of operations for the three months ended March 31, 2000, condensed consolidating statement of operations for the three months ended March 31, 2001, condensed combining statement of cash flows for the three months ended March 31, 2000 and condensed consolidating statement of cash flows for the three months ended March 31, 2001 are provided for the Company's domestic subsidiaries that are guarantors of the Company's $200 million principal amount of 9 5/8% Senior Notes due 2007.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NON-
                                                      PARENT       GUARANTORS   GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                     ---------     ----------   ----------    ------------   ------------
                                                            ASSETS
 CURRENT ASSETS:
  Cash and Cash Equivalents ....................     $      --     $     989     $   7,997      $      --      $   8,986
  Restricted Cash ..............................            --            --         3,580             --          3,580
  Accounts Receivable, Net .....................            --        89,078        39,946             --        129,024
  Inventories ..................................            --       167,429        29,962             --        197,391
  Current Deferred Tax Asset ...................            --        23,859           136             --         23,995
  Other Current Assets .........................            --         3,667         7,166             --         10,833
                                                     ---------     ---------     ---------      ---------      ---------
                                                            --       285,022        88,787             --        373,809
                                                     ---------     ---------     ---------      ---------      ---------
PROPERTY, PLANT AND EQUIPMENT ..................            --       246,852        92,310             --        339,162
  Less: Accumulated Depreciation ...............            --       103,804        22,230             --        126,034
                                                     ---------     ---------     ---------      ---------      ---------
                                                            --       143,048        70,080             --        213,128
                                                     ---------     ---------     ---------      ---------      ---------
GOODWILL, NET ..................................            --       144,291        85,882             --        230,173
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES .....        40,891            --            --             --         40,891
INVESTMENT IN UNCONSOLIDATED AFFILIATES ........       609,495            --            --       (609,495)            --
OTHER ASSETS ...................................         6,355         4,709           634             --         11,698
                                                     ---------     ---------     ---------      ---------      ---------
                                                     $ 656,741     $ 577,070     $ 245,383      $(609,495)     $ 869,699
                                                     =========     =========     =========      =========      =========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion
    of Long-Term Debt ..........................     $   2,697     $  50,932     $   1,795      $      --      $  55,424
  Accounts Payable .............................            --        46,826        34,687             --         81,513
  Current Deferred Tax Liability ...............            --            --         2,278             --          2,278
  Customer Advances ............................            --         2,275            --             --          2,275
  Other Accrued Liabilities ....................        16,766        31,913         3,815             --         52,494
                                                     ---------     ---------     ---------      ---------      ---------
                                                        19,463       131,946        42,575             --        193,984
                                                     ---------     ---------     ---------      ---------      ---------
LONG-TERM DEBT .................................       212,264         3,609           565             --        216,438
DEFERRED INCOME TAXES ..........................            --        10,793        18,406             --         29,199
MINORITY INTEREST ..............................            --            --         1,467             --          1,467
OTHER LONG-TERM LIABILITIES ....................        16,462         3,297           300             --         20,059
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY ...........................       408,552       427,425       182,070       (609,495)       408,552
                                                     ---------     ---------     ---------      ---------      ---------
                                                     $ 656,741     $ 577,070     $ 245,383      $(609,495)     $ 869,699
                                                     =========     =========     =========      =========      =========

                   CONDENSED COMBINING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       NON-
                                                       PARENT        GUARANTORS     GUARANTORS    ELIMINATIONS    COMBINED
                                                      ---------      ----------     ----------    ------------    --------
REVENUES ........................................     $      --      $  96,305      $  10,986      $      --      $ 107,291
                                                      ---------      ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Cost of Sales .................................            --         93,703          9,033             --        102,736
  Selling, General and Administrative ...........            --         10,715          1,873             --         12,588
  Equity Income In Unconsolidated Affiliates ....          (607)            --             --             --           (607)
  Weatherford Charges ...........................           500             --             --             --            500
                                                      ---------      ---------      ---------      ---------      ---------
                                                           (107)       104,418         10,906             --        115,217
                                                      ---------      ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS) .........................           107         (8,113)            80             --         (7,926)
                                                      ---------      ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest Expense ..............................        (2,711)          (722)           (63)            --         (3,496)
  Equity in Subsidiaries, Net of Taxes ..........        (8,230)            --             --          8,230             --
  Other, Net ....................................            --           (280)            65             --           (215)
                                                      ---------      ---------      ---------      ---------      ---------
                                                        (10,941)        (1,002)             2          8,230         (3,711)
                                                      ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ...............       (10,834)        (9,115)            82          8,230        (11,637)
INCOME TAX BENEFIT ..............................         1,158          2,886           (249)            --          3,795
                                                      ---------      ---------      ---------      ---------      ---------
NET LOSS BEFORE MINORITY INTEREST ...............        (9,676)        (6,229)          (167)         8,230         (7,842)
MINORITY INTEREST ...............................            --             --            (45)            --            (45)
                                                      ---------      ---------      ---------      ---------      ---------
NET LOSS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE ..........................        (9,676)        (6,229)          (212)         8,230         (7,887)
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX ............................            --         (1,789)            --             --         (1,789)
                                                      ---------      ---------      ---------      ---------      ---------
NET LOSS ........................................     $  (9,676)     $  (8,018)     $    (212)     $   8,230      $  (9,676)
                                                      =========      =========      =========      =========      =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       NON-
                                                       PARENT        GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                      ---------      ----------     ----------    ------------   ------------
REVENUES ........................................     $      --      $ 133,720      $  22,931      $      --      $ 156,651
                                                      ---------      ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Cost of Sales .................................            --        122,744         11,703             --        134,447
  Selling, General and Administrative ...........            --         13,558          3,606             --         17,164
  Equity Income in Unconsolidated Affiliates ....        (1,984)            --             --             --         (1,984)
  Other Charges .................................            --         32,280             --             --         32,280
                                                      ---------      ---------      ---------      ---------      ---------
                                                         (1,984)       168,582         15,309             --        181,907
                                                      ---------      ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS)..........................         1,984        (34,862)         7,622             --        (25,256)
                                                      ---------      ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest Expense ..............................        (5,266)        (1,459)          (145)            --         (6,870)
  Equity in Subsidiaries, Net of Taxes ..........       (20,072)            --             --         20,072             --
  Other, Net ....................................            --           (858)           (11)            --           (869)
                                                      ---------      ---------      ---------      ---------      ---------
                                                        (25,338)        (2,317)          (156)        20,072         (7,739)
                                                      ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ...............       (23,354)       (37,179)         7,466         20,072        (32,995)
INCOME TAX (PROVISION) BENEFIT ..................         1,537         13,150         (3,140)            --         11,547
                                                      ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST ......       (21,817)       (24,029)         4,326         20,072        (21,448)
MINORITY INTEREST ...............................            --             --           (369)            --           (369)
                                                      ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) ...............................     $ (21,817)     $ (24,029)     $   3,957      $  20,072      $ (21,817)
                                                      =========      =========      =========      =========      =========

                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      NON-
                                                         PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS    COMBINED
                                                        --------     ----------    ----------   ------------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash (Used) Provided by
     Operating Activities .........................     $ (1,446)     $(22,526)     $ 16,021            --      $ (7,951)
                                                        --------      --------      --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures for Property,
     Plant & Equipment ............................           --        (4,567)         (489)           --        (5,056)
                                                        --------      --------      --------      --------      --------
          Net Cash Used by Investing
            Activities ............................           --        (4,567)         (489)           --        (5,056)
                                                        --------      --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net .........................       (1,478)       (2,699)           --            --        (4,177)
  Predecessor Stockholder's Investment ............        2,924        26,604       (14,581)           --        14,947
                                                        --------      --------      --------      --------      --------
          Net Cash Provided (Used) by
            Financing Activities ..................        1,446        23,905       (14,581)           --        10,770
                                                        --------      --------      --------      --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS .....................................           --        (3,188)          951            --        (2,237)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ....           --         4,998         1,206            --         6,204
                                                        --------      --------      --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..........     $     --      $  1,810      $  2,157                    $  3,967
                                                        ========      ========      ========      ========      ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     NON-
                                                         PARENT      GUARANTORS   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                        --------     ----------   ----------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided (Used) by Operating
     Activities ...................................     $  1,659      $(15,105)     $  5,153                    $ (8,293)
                                                        --------      --------      --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures for Property,
     Plant & Equipment ............................           --        (4,518)       (1,427)           --        (5,945)
                                                        --------      --------      --------      --------      --------
          Net Cash Used by Investing
            Activities ............................           --        (4,518)       (1,427)           --        (5,945)
                                                        --------      --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit
     Facility .....................................           --        17,089           669            --        17,758
  Repayments on Debt, Net .........................       (1,537)         (631)         (559)           --        (2,727)
  Proceeds from Stock Option Exercises ............          218            --            --            --           218
  Purchases of Treasury Stock .....................         (340)           --            --            --          (340)
                                                        --------      --------      --------      --------      --------
          Net Cash (Used) Provided by
            Financing Activities ..................       (1,659)       16,458           110            --        14,909
                                                        --------      --------      --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ................................           --        (3,165)        3,836            --           671
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ....           --         4,154         4,161            --         8,315
                                                        --------      --------      --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..........     $     --      $    989      $  7,997                    $  8,986
                                                        ========      ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist you in understanding our financial position as of March 31, 2001 and 2000 and our results of operations for the three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with our financial statements that are included with this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

     Our discussion of our results of operations and financial condition contains statements relating to our future results, including certain projections and trends, which constitute forward-looking statements. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in these forward-looking statements and other disclosures. These risks and uncertainties are more fully described under "Forward-Looking Statements and Exposures" below. As used herein, unless otherwise required by the context, the term "Grant Prideco" refers to Grant Prideco, Inc. and the terms "we", "our", and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.

GENERAL

     Grant Prideco is the world's largest manufacturer and supplier of oilfield drill pipe and other drill stem products and one of the leading North American providers of high-performance engineered connections and premium tubing and casing. Our drill stem products are used in drilling oil and gas wells while our engineered connections and premium tubing and casing are used to complete successful oil and gas wells once they have been successfully drilled. Our customers include major, independent and state-owned oil companies, drilling contractors, oilfield service companies and North American oil country tubular goods (OCTG) distributors. We operate 22 manufacturing facilities located in the United States, Mexico, Canada, Europe, and Asia and 30 sales, service and repair locations globally.

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

     For the three months ended March 31, 2001, we derived 47% of our revenues from our engineered connections segment and 53% of our revenues from our drilling products segment. Substantially all of our revenues in our engineered connection segment are generated in North America and substantially all of our drilling product sales are sold in North America regardless of their ultimate destination. Although most of our revenues in the first quarter of 2001 were from sales made in North America, we estimate that between 10% and 20% were sold for use outside North America. As conditions in the oil and gas industry continue to improve, we expect our drilling products revenues and international revenues to represent a larger percentage of our revenue base.

     Until April 14, 2000, we were a wholly owned subsidiary of Weatherford International, Inc. We were spun off from Weatherford on April 14, 2000, through a distribution by Weatherford to its stockholders of all of our common stock. As result of the spinoff, Weatherford no longer has an ownership interest in us.

MARKET TRENDS AND OUTLOOK

     Our business is materially dependent on drilling and production activity and the associated demand for our drilling products and engineered connections. Generally, demand for our drilling products and engineered connections closely follows the domestic and international rig count, which closely follows the prices of oil and natural gas. In addition to changes in prices of oil and natural gas and the domestic and international rig count, demand for our products and services is affected by increasingly harsh well conditions.

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

     Prices for oil and natural gas have been and continue to be very volatile, with material declines having adverse effects on the demand for our products and services. The following table sets forth certain information with respect to oil and natural gas prices at the dates indicated and the monthly North American (U.S. and Canadian) and international rig counts for the months reflected:


                                                                  AVERAGE
                                                    NORTH          NORTH                        AVERAGE
                                      HENRY HUB    AMERICAN      AMERICAN     INTERNATIONAL  INTERNATIONAL
                          WTI OIL(1)    GAS(2)    RIG COUNT(3)  RIG COUNT(3)   RIG COUNT(3)   RIG COUNT(3)
                          ----------  ---------   ------------  ------------  -------------  -------------
March 31, 2000 .......     $23.98      $ 2.88        1,167         1,250           606            576
December 31, 2000 ....      26.72       10.53        1,507         1,448           705            710
March 31, 2001 .......      26.37        5.32        1,609         1,655           722            724

(1) Price per barrel of West Texas Intermediate crude oil as of the dates presented above -- Source: U.S. Energy Information Administration

(2) Price per MMBtu as of the dates presented above -- Source: U.S. Energy Information Administration

(3) Source: Baker Hughes Rig Count (Excludes China and the Former Soviet Union). Average rig counts are for the three month period ended.

FUTURE TRENDS AND EXPECTATIONS

     The WTI crude oil price increases that began in the latter part of 1999 continued during 2000, moving above $30 per barrel during the first quarter of 2000. During 2000, WTI crude oil prices reached a high of $37.20 per barrel and a low of only $23.85 per barrel. Similarly, natural gas prices increased significantly during 2000, reaching a high of $10.53 per MMBtu and a low of only $2.15 per MMBtu. Oil and natural gas prices remained strong during the first quarter of 2001 as WTI crude oil prices averaged $28.96 per barrel and natural gas prices averaged $6.37 per MMBtu.

2001 Operational Restructuring

     During the fourth quarter of 2000, our results of operations were below our expectations and we recorded various other charges that substantially reduced our net income for the quarter and the year. In light of our fourth quarter results, we engaged in a full review of our businesses and operations with the view of enhancing our profitability. This review identified several major areas where action needed to be taken. To address these areas we implemented a plan of action in the first quarter of 2001 that involved the following:

     o Pricing. We enacted price increases across the board for our drill stem products effective February 2001. We estimate that on average our pricing of drill stem products has increased between 10% and 20%. The average sales price for new orders received since February is $32.90 per foot, which represents an increase of $4.40 per foot as compared to the average price per foot of our backlog at the beginning of February. New sales orders that are not subject to prior contractual pricing have averaged approximately $36 per foot. Going forward, our objective is to obtain an average pricing on new sales orders of between $36 to $40 per foot by year-end. Actual sales prices, however, will be dependent on mix and market conditions. We expect that the average sales price recognized on completed orders in the second quarter of 2001 to be approximately $30 per foot. However, we expect the average price to increase in the third and fourth quarters of 2001 such that the average sales price for fiscal 2001 will be between $32 and $33 per foot. We expect that additional price increases will be implemented during the year subject to market conditions.

     o Manufacturing Capacity. We have implemented a plan whereby our drill stem manufacturing productive capacity on a global basis is expected to grow from around 1.6 million feet at March 31, 2001, to 2.0 million feet by the second quarter of 2001, 2.5 million feet by the third quarter of 2001 and around 2.9 million feet by the end of the year. This increased capacity will be made available by: (1) dedicating our Navasota, Texas facility to oil field drill stem products, (2) returning the manufacturing of oil field tubing and drill pipe to our Bryan, Texas facility, and (3) refurbishing and adding equipment at various other facilities that will improve our efficiencies and increase capacity. We are scheduled to have a new heavy weight drill pipe weld line in place by June, which will add capacity and improve manufacturing efficiencies. Other process improvements are also being implemented during the remainder of the year.

     o Manufacturing Costs. We are currently in the process of implementing a capital improvement program for 2001 and 2002 with the objective of reducing the average costs of production by 10% or more and improving efficiencies. This program includes the addition of a new automated drill pipe manufacturing line in Navasota and changes to our incentive compensation program to provide a linkage to cost savings objectives. We currently expect that the cost of the capital improvement program will be between $25 and $35 million over the next 18 months. We expect that some cost improvements will be realized in 2001, but that the majority of the improvements will be seen in 2002 and beyond. We also expect to see cost improvements over the year as our reallocation of manufacturing is completed and our absorption rates increase with higher production volumes.

     o Industrial Drill Pipe. We have engaged in a reorganization of our industrial drill pipe operations with the objective of improving the performance and profitability of this product line. As part of this reorganization, we have reallocated production among facilities to improve efficiencies, reduced head count, refocused marketing and concentrated on lowering costs. We expect that these efforts will result in improved results as the year progresses, with an objective of profitability for this product line by the second half of the year. The initiatives resulted in a reduction in operating losses of $1.6 million (excluding the impact of other charges) in the first quarter of 2001 as compared to the fourth quarter of 2000.

     o Marine Connections. We are currently reviewing the operations of our XL marine connection product line with the objective of improving the profitability and sales presence of this product line. In connection with this review, we are in the process of strengthening our sales force and consolidating certain operations and processes.

2001 Outlook

     As we look forward at our projected results for 2001, we currently expect that our results for the second quarter of 2001 will improve but will be relatively low in comparison to market activity due to the large amount of backlog of drill pipe that will be sold by us during this quarter at low margin. We are, however, beginning to see cost improvements due to greater manufacturing absorption, which should begin to improve our margins. Our results for the second quarter also will likely be impacted by continued projected losses from our industrial drill pipe and marine connection product lines. We, however, expect that these losses will diminish as the year progresses and that our results for the third and fourth quarters of 2001 will show steady improvement from the actions currently being taken by us. Although actual results will be dependent on our sales and operations over the quarter and our success in increasing our production and reducing costs in the quarter, we expect that our results for the second quarter will improve by $0.03 to $0.05 per share over the first quarter excluding the first quarter charges.

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

     Although our exact results for the second half of 2001 will be dependent on a number of factors, including our ability to meet our planned manufacturing capacity increases and to increase and maintain higher prices for our products, we currently expect that during the second half of the year our operating profit should increase and our earnings per share in the third quarter of 2001 should be somewhere in the mid teens ($0.14 to $0.18 per share) and our earnings per share for the fourth quarter of 2001 should be somewhere in the low to mid 20's ($0.23 to $0.28 per share).

     The above forward-looking information with respect to our outlook for fiscal 2001 is subject to various assumptions that are more specifically set forth below under "Forward-Looking Statements and Exposures" below. There can be no assurance that our expectations for future results will in fact occur or that our results will not be materially different. We do, however, believe that our current expectations are reasonable.

RESULTS OF OPERATIONS

     First Quarter 2001 Charges

     In the first quarter of 2001, we incurred approximately $43.0 million of pre-tax charges, $28.0 million net of tax, associated with our review of the continued viability of our manufacturing arrangement with Oil Country Tubular Ltd. (OCTL) in India, a modification of our manufacturing standards and costing in light of current market conditions and an ongoing restructuring of our operations. This charge also included executive severance payments and related expenses of approximately $14.6 million. These charges are summarized in the following chart:

                                                                                                    LIABILITY
                                                    DRILLING   ENGINEERED                            BALANCE
                                                    PRODUCTS   CONNECTIONS  CORPORATE    TOTAL       3/31/01
                                                    --------   -----------  ---------   -------     ---------
                                                                       (IN THOUSANDS)
 OCTL Write-Off(a) ............................     $17,727     $    --     $    --     $17,727     $    --
 Inventory Write-Off(b) .......................       4,482       1,692          --       6,174          --
 Expense Associated With Standard Charges(c)...       3,791         781          --       4,572          --
 Severance(d) .................................         183         205      14,165      14,553       2,401
                                                    -------     -------     -------     -------     -------
       Total ..................................     $26,183     $ 2,678     $14,165     $43,026     $ 2,401
                                                    =======     =======     =======     =======     =======

-------

          (a) In connection with our operational review conducted in the first quarter of 2001, we reassessed the viability of restructuring our relationship with OCTL in India and determined that a continued relationship was no longer viable. As a result of this determination, we wrote-off the remaining $17.7 million ($11.5 million after-tax) of unpaid receivables and advances owed to us by OCTL.

          (b) The inventory write-off was reported as cost of sales and was made pursuant to a review of our planned dispositions of inventory in an effort to reduce inventory levels of older, slow-moving products. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposal and also included a charge related to certain inventory purchase contract obligations with above market prices.

          (c) Certain capitalized manufacturing cost variances were expensed as cost of sales in connection with our operational review and revisions of manufacturing standards and costing during the first quarter.

          (d) Severance charge relates to manufacturing and marketing employees terminated as a result of our restructuring of our industrial drill pipe and marine connection product lines, as well as the retirement of certain executive officers during the first quarter of 2001. The total number of employees severed was 24 and the amount accrued for severance was based upon the positions eliminated and our severance policy. Approximately 20 of these employees left prior to March 31, 2001. We estimate that all of the accrued severance at March 31, 2001 will be paid during 2001.

    Fourth Quarter 2000 Charges

     We incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in the fourth quarter of 2000 relating primarily to inventory write-offs and other asset impairments and reductions. Of this amount, $7.9 million related to cash provisions or accrued liabilities. The categories of the charge incurred, the actual cash payments and the accrued balances at March 31, 2001 are summarized below:

                                                           LIABILITY             LIABILITY
                                     DRILLING   ENGINEERED  BALANCE     CASH      BALANCE
                                     PRODUCTS  CONNECTIONS 12/31/00   PAYMENTS    3/31/01
                                     --------  ----------- ---------  --------   ---------
                                                        (IN THOUSANDS)
Litigation Accrual ..............     $   --     $2,500     $2,500     $   --     $2,500
Contingent Liability Accrual ....      4,650         --      4,650         --      4,650
Other Accrued Liabilities .......        594        115        709        267        442
                                      ------     ------     ------     ------     ------
          Total .................     $5,244     $2,615     $7,859     $  267     $7,592
                                      ======     ======     ======     ======     ======

     We estimate that all of the remaining accrued balances at March 31, 2001 will be paid during 2001.

     Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

GENERAL

     We recorded a net loss of $21.8 million, or $0.20 per share, on revenues of $156.7 million in the first quarter of 2001 compared to a net loss of $9.7 million, or $0.09 per share, on operating revenues of $107.3 million for the first quarter 2000. Our results for 2001 included $43.0 million in other charges described above. Excluding the impact of these charges, our net income for the first quarter was $6.2 million, or $0.06 per share. For the first quarter of 2001, we reported a total of $27.1 million in EBITDA, excluding other charges of $43.0 million, as compared to a break-even EBITDA for the first quarter of 2000.

SEGMENT RESULTS

Drilling Products

     The following table sets forth additional data regarding the results of our drilling products segment for the three months ended March 31, 2000 and 2001:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             ----------------------
                                               2000           2001
                                             --------       --------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues ...............................     $ 48,153       $ 83,394
Gross Profit (Loss) ....................       (5,451)         5,570(a)
Gross Profit (Loss) % ..................        (11.3)%          6.7%
Selling, General and Administrative ....     $  3,866       $  6,156
Operating Loss .........................       (8,710)       (16,512)(a)(b)
EBITDA, Before Other Charges(d) ........       (4,547)        14,763(c)

          (a) Includes $8.3 million of charges in the first quarter of 2001 related to inventory write-offs and capitalized manufacturing variance write-offs, which have been classified as cost of sales.

          (b) Includes a charge of $17.9 million in the first quarter of 2001 to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million and severance and related expenses of $0.02 million.

          (c) Excludes $26.2 million of other charges discussed in (a) and (b) above.

          (d) We calculate EBITDA by taking operating income (loss) adding back depreciation and amortization, excluding the impact of the other charges discussed in (a) and (b) above for the respective periods of those charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income (loss) and net income (loss). In addition, EBITDA calculations by one company may not be comparable to another company.

     Our drilling products segment consists of two principal product lines: (1) drilling products for the oil and gas industry and (2) industrial drilling products for fiber optic cable installation, water well drilling and other industries. To assist in an understanding of our results in this segment, the following table sets forth additional data regarding the results of the drilling products and industrial product lines for the three months ended March 31, 2000 and 2001:

                                                           THREE MONTHS ENDED MARCH 31,
                                                     -----------------------------------------
                                                            2000                   2001
                                                     -------------------    ------------------
                                                               % OF REV.             % OF REV.
                                                               ---------             ---------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
Oilfield Drilling Products
  Drill Pipe ...................................     $ 38,572     81%      $ 43,853      52%
  Drill Collars and Heavy Weight Drill Pipe ....        7,147     14%        16,720      20%
  Drill Stem Accessories .......................        2,199      5%         8,865      11%
                                                     --------    ---       --------     ---
          Total ................................       47,918    100%        69,438      83%
Industrial .....................................          235      0%        13,956      17%
                                                     --------    ---       --------     ---
                                                     $ 48,153    100%      $ 83,394     100%
                                                     ========    ===       ========     ===
Gross Profit (Loss)(a)
Oilfield Drilling Products .....................     $ (5,479)   (11)%     $  9,520      14%
Industrial .....................................           28     12%        (3,950)    (28)%
                                                     --------              --------
                                                     $ (5,451)   (11)%     $  5,570       7%
                                                     ========              ========
Selling, General and Administrative
Oilfield Drilling Products .....................     $  3,838      8%      $  4,446       6%
Industrial .....................................           28     12%         1,710      12%
                                                     --------              --------
                                                     $  3,866      8%      $  6,156       7%
                                                     ========              ========

----------

          (a) Includes $8.3 million of charges ($4.4 million for Oilfield Drilling Products and $3.9 million for Industrial) in the first quarter of 2001 related to inventory write-offs and capitalized manufacturing variance write-offs, which have been classified as cost of sales.

     Revenues. Our drilling products revenues increased $35.2 million, or 73%, in the first quarter of 2001 as compared to the same period in 2000 due primarily to significant increases in oil and gas drilling activity. Sales of drill stem products for the first quarter 2001 were 1.4 million feet compared to
0.8 million for the same period in 2000. The average North American and International rig counts increased by 32% and 26%, respectively, during the first quarter of 2001 as compared to the same period in 2000. Sales of Industrial drill pipe also contributed approximately $13.7 million of additional revenues over prior year due to the start up nature of the business last year.

     Gross Profit (Loss). Our gross profit in the drilling products segment increased $11.0 million in the first quarter of 2001 as compared to the same period in 2000. The increase was due to increased sales reflecting primarily the strengthening demand for our drilling products in North America as drilling activity increased, in particular for natural gas. This improvement was also attributable to the contribution to the segment of the equity results of our investment in Voest-Alpine. Our results for 2000 included additional operational ramp up costs in order to meet our customers' growing demand for our products.

     Selling, General and Administrative. Our selling, general and administrative expenses in the drilling products segment slightly decreased as a percentage of revenues from 8% in the first quarter 2000 to 7% in the first quarter of 2001. The decrease was due primarily to a higher revenue base related to the increased oil and gas drilling activity, partially offset by increased staffing levels.

     Operating Loss. Our drilling products segment reported an operating loss of $16.5 in the first quarter of 2001 as compared to an operating loss of $8.7 million for the same period in 2000. The increased loss was primarily due to the other charges taken in the first quarter of 2001 of $26.2 million. Excluding the effects of the first quarter charge, our drilling products business reported operating income of $9.7 million. This increase primarily reflects the strengthening demand for our products as oil and gas production activity continues to recover from the low levels in 1999 and into 2000 coupled with the equity earnings related to our investment in Voest-Alpine.

     Other. Other significant factors affecting our first quarter 2001 results in our drilling products segment included:

     o Drill pipe production was in excess of 1.6 million feet compared to around 1.5 million feet in the fourth quarter of 2000.

     o Drill pipe footage produced in the first quarter of 2001 was greater than drill pipe footage sold in the first quarter of 2001 due to a very limited amount of finished production in the fourth quarter of 2000 carrying over into the first quarter of 2001 and a more normalized production carry over from the first quarter of 2001 into the second quarter.

     o Our average price for sales of drill pipe in the first quarter was $26.80 per foot due primarily to mix and committed sales at lower prices. These sales included a large amount of pipe sold without coating and hardbanding, which generally increases prices by more than $3.00 per foot on average.

     o We had a high level of sales of drill collars, heavy weights and other drill stem products, including sales of our new proprietary landing strings. We expect these sales to continue at or around their current levels during the year, with potential increases.

Engineered Connections

     Our engineered connections segment showed continued year-on-year and quarter-on-quarter improvement during the first quarter of 2001. The growth reflected the strong demand for premium completion tubulars and connections due to the increased drilling activity, in particular for natural gas, in North America. We also benefited from increasing prices and lower costs associated with higher absorption rates.

     The following table sets forth additional data regarding the results of our engineered connections segment for the three months ended March 31, 2000 and 2001:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           -------------------
                                             2000        2001
                                           -------     -------
                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues ................................  $59,138     $73,257
Gross Profit ............................   10,006      16,634(a)
Gross Profit % ..........................     16.9%       22.7%
Selling, General and Administrative .....  $ 4,352     $ 6,076
Operating Income ........................    5,654      10,353(a)(b)
EBITDA, Before Other Charges(d) .........    9,384      17,123(c)

          (a) Includes $2.5 million of charges in the first quarter of 2001 related to inventory write-offs and capitalized manufacturing cost variance write-offs, which have been classified as cost of sales.

          (b) Includes a charge of $0.2 million in the first quarter of 2001 for severance and related expenses.

          (c) Excludes $2.7 million of other charges discussed in (a) and (b) above.

          (d) We calculate EBITDA by taking operating income (loss) adding back depreciation and amortization, excluding the impact of the other charges discussed in (a) and (b) above for the respective periods of those charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income (loss) and net income (loss). In addition, EBITDA calculations by one company may not be comparable to another company.

     Our engineered connections segment consists of five principal product lines: (1) Atlas Bradford(R) engineered connections, (2) TCA(TM) critical service casing and processing, (3) Tube-Alloy(TM) accessories, (4) Texas Arai couplings and (5) XL Systems(TM) marine conductors and installation services. The following table sets forth certain additional data regarding these product lines for the three months ended March 31, 2000 and 2001:

                                                          THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------------------
                                                          2000                   2001
                                                   -------------------    ------------------
                                                             % OF REV.             % OF REV.
                                                             ---------             ---------
                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
  Atlas Bradford Threading and Service .......     $13,361         22%     $19,902       27%
  TCA ........................................      17,813         30%      21,202       29%
  Tube-Alloy .................................       6,391         11%      11,481       16%
  Texas Arai .................................      11,578         20%      13,863       19%
  XL Systems .................................       9,995         17%       6,809        9%
                                                   -------        ---      -------      ---
                                                   $59,138        100%     $73,257      100%
                                                   =======        ===      =======      ===
Gross Profit (a)
  Atlas Bradford Threading and Service .......     $ 2,660         20%     $ 6,221       31%
  TCA ........................................       2,508         14%       6,017       28%
  Tube-Alloy .................................       2,973         47%       3,847       34%
  Texas Arai .................................       1,246         11%       1,772       13%
  XL Systems .................................         619          6%      (1,223)     (18)%
                                                   -------                 -------
                                                   $10,006         17%     $16,634       23%
                                                   =======                 =======
Selling, General and Administrative
  Atlas Bradford Threading and Service .......     $   923          7%     $ 1,410        7%
  TCA ........................................         452          3%         398        2%
  Tube-Alloy .................................       1,003         16%       1,537       13%
  Texas Arai .................................         885          8%         972        7%
  XL Systems .................................       1,089         11%       1,759       26%
                                                   -------                 -------
                                                   $ 4,352          7%     $ 6,076        8%
                                                   =======                 =======

---------

          (a) Includes a charge in the first quarter 2001 of $2.5 million for inventory write-offs ($0.3 million for Texas Arai, $0.3 million for Tube-Alloy and $1.9 million for XL Systems), which were classified, as cost of sales.

     Revenues. Our engineered connections segment revenues increased $14.1 million, or 24%, in the first quarter of 2001 as compared to the first quarter of 2000 due primarily to significant increases in oil and gas drilling and completion activity. The average North American and International rig counts increased by 32% and 26%, respectively, during the first quarter of 2001 as compared to the same period in 2000. The growth in revenues reflects the continued demand for our highly engineered tubing and casing products for critical deep gas and offshore drilling and completion applications as well as improved demand for our newly developed premium thread technology. Sales of our TCA high collapse casing and Atlas Bradford premium threading in the first quarter of 2001 were $21.2 million and $19.9 million, respectively, collectively comprising 56% of revenue.

     Gross Profit. The gross profit of our engineered connections segment increased $6.6 million in the first quarter of 2001 as compared to the first quarter of 2000. Our TCA high collapse casing and Atlas Bradford premium threading were the largest contributors with $6.0 million and $6.2 million in gross profit, respectively for the first quarter of 2001. The increase relates primarily to growth in demand for our highly engineered tubing and casing products and price increases that we initiated in the latter part of 2000. Additionally, production volume increased, which provided increased utilization of manufacturing facilities and higher fixed cost absorption.

     Selling, General and Administrative. Selling, general and administrative expenses in the engineered connections segment increased as a percentage of revenues from 7% in the first quarter of 2000 to 8% in the first quarter of 2001. The increase was due primarily to higher expenses related to our XL Systems marine connection product line as we have been strengthening our management and sales force personnel to improve profitability.

     Operating Income. Our engineered connections operating income increased $4.7 million in the first quarter of 2001 as compared to the first quarter of 2000. Included in the results for 2001 are other charges of $2.7 million related to inventory write-downs. Excluding the effect of the first quarter charge, operating income was $13.0 million, which reflects the increase in demand for our premium tubular products driven by the increased oil and gas drilling and completion activity.

     Other. Other significant factors affecting our first quarter 2001 results in our engineered connections segment included:

o Our EBITDA and operating income margins in our Atlas Bradford tubing and casing line increased in the first quarter of 2001 to 27.8% and 24.1%, respectively, from 18.0% and 13.0%, respectively, in the fourth quarter of 2000.

o Our production of Atlas Bradford tubulars and connections increased 16% over the December 2000 run rate.

o Our TCA facility produced 37.5 thousand tons in the first quarter of 2001 compared to 31.5 thousand tons and 28.1 thousand tons in the fourth and first quarters of 2000, respectively. Production will likely be down in the second quarter of 2001 due to scheduled maintenance and an equipment upgrade that is designed to increase capacity by around 20%.

o Pricing at TCA was essentially flat in the first quarter of 2001 compared to the fourth quarter of 2000, but up 10% to 20% over the first quarter of 2000.

o Our Tube-Alloy premium accessory business saw its EBITDA and operating income margins increase to 25.9% and 20.1%, respectively, in the first quarter of 2001 from 15% and 10% in the fourth quarter of 2000. This increase was due to increasing international drilling activity, strong North American drilling activity and high margin revenues associated with its vacuum insulated tubing products.

o Although still not profitable, operating income and EBITDA in our marine connection line improved by over $1 million in the first quarter of 2001 compared to the fourth quarter of 2000.

Other Items

     Corporate General and Administrative. Our corporate general and administrative expenses, excluding severance charges, increased $0.6 million in the first quarter of 2001 as compared to the first quarter of 2000. The increase was primarily due to overhead costs for additional financial, accounting, legal, marketing and other administrative expenses required by Grant Prideco as a separate public entity following our spinoff from Weatherford in April 2000.

     Interest Expense. Our interest expense increased $3.4 million in the first quarter of 2001 as compared to the first quarter of 2000. Increased borrowings included the revolving credit and letter of credit facility agreement, which we entered into in April 2000 coupled with the $200 million 9 5/8% Senior Notes which were issued in December 2000.

     Tax Benefit. Our effective tax rate in the first quarter of 2001 was 35%, as compared to 33% in the first quarter of 2000.

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

     At March 31, 2001, we had cash and cash equivalents of $9.0 million and working capital of $179.8 million as compared to cash and cash equivalents of $8.3 million and working capital of $198.4 million at December 31, 2000. At March 31, 2001, we also had $3.6 million in restricted cash related to our 54% interest in H-Tech that is subject to dividend and distribution restrictions.

     The following table summarizes our cash flows used by operating activities, net cash used by investing activities and net cash provided by financing activities for the periods presented (in thousands):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ---------------------
                                                      2000          2001
                                                   --------      --------
                                                         (UNAUDITED)
Net Cash Used by Operating Activities ........     $ (7,951)     $ (8,293)
Net Cash Used by Investing Activities ........       (5,056)       (5,945)
Net Cash Provided by Financing Activities ....       10,770        14,909

     Net cash flow used by operating activities increased by $0.3 million in the first quarter of 2001 as compared to the first quarter of 2000 due to increased working capital requirements to support the increase in demand for our products. Net cash used by investing activities increased by $0.9 million in the first quarter of 2001 as compared to the first quarter of 2000 due primarily to increased capital expenditures for property, plant and equipment related to our capital improvement program to reduce production costs and improve efficiencies. Net cash provided by financing activities increased by $4.1 million in the first quarter of 2001 as compared to the first quarter of 2000 due primarily to borrowings of $17.8 million on our revolving credit facility, which we entered into on April 14, 2000. In the first quarter of 2000, $14.9 million of cash was provided to us by Weatherford.

Capital Expenditures

     Our capital expenditures for property, plant and equipment totaled $5.1 million and $5.9 million for the three months ended March 31, 2000 and 2001, respectively. We currently expect to expend approximately $19 million to $29 million for capital expenditures for property, plant and equipment during the remainder of 2001 related to our capital improvement program to reduce production costs and improve efficiencies, our manufacturing consolidation projects and maintaining the existing equipment base. We also estimate that our required principal and interest payments for our outstanding debt to be approximately $18.2 million for the remainder of 2001. We currently expect to satisfy all required capital expenditures and debt service requirements during the remainder of 2001 from operating cash flows, existing cash balances and our revolving credit facility. Acquisitions and expansions will be financed from cash flow from operations, borrowings under our credit facility, or through a combination of the issuance of equity and debt financing. We expect that we would issue debt only to the extent that it is consistent with our objective of maintaining a conservative capital structure.

Credit Facility and Long-Term Debt

     As of March 31, 2001, the Company had outstanding borrowings of $49.9 million under the revolving credit facility and $6.5 million had been used to support outstanding letters of credit. The average interest rate for the outstanding borrowings under the Credit Facility was 7.6% at March 31, 2001.

     Additionally, at March 31, 2001, there were outstanding borrowings of $0.5 million under a miscellaneous credit facility and $0.7 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the Credit Facility.

     In January 2001, we made a scheduled debt payment of approximately $1.5 million related to our Voest-Alpine debt. The interest rate as of March 31, 2001 was 4.6% per annum.

     As part of our arrangement to invest in Voest-Alpine, we entered into a four-year supply contract with Voest-Alpine. Under this agreement, we have agreed to purchase a minimum of 60,000 metric tons of "green" tubulars per year through September 2003 at a negotiated third party price that we believe to be beneficial due to market conditions that existed at the time the pricing was established. The volume requirements represent less than half of our normal worldwide requirements for this type of tubular for drill pipe and tubing. Because this agreement requires us to purchase tubulars regardless of our needs, our purchases under this agreement may be made for inventory during periods of low demand. These types of purchases would require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to use or sell all of the tubular products we are required to purchase from Voest-Alpine.

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

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". See Note 9.

FORWARD-LOOKING STATEMENTS AND EXPOSURES

     In light of the SEC's Regulation FD, we have elected to provide in this report various forward-looking statements and operational data. We have done so to assure full market disclosure of information that we generally make available to our investors and securities analysts. We expect to provide updates to this information on a regular basis in our periodic and current reports filed with the SEC. We have also made our investor conference calls open to all investors and encourage all investors to listen in on these calls. We anticipate that we will publicly announce the call-in information in a press release before such calls. We are providing this information to assist our stockholders in better understanding our business. These expectations reflect only our current view on these matters and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met and our actual results will likely vary (up or down) from those currently projected. These estimates speak only of our expectations as of the date of this report and we make no undertaking to update this information. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed during the quarter that would impact our expectations.

Expectations for the Second Quarter 2001 and the Remainder of Fiscal 2001

     As previously noted, as we look forward at our projected results for the second quarter of 2001, we currently expect to report earnings before those charges of approximately $0.08 to $0.11 per share. Looking beyond the second quarter of 2001, we currently expect to report earnings per share in the third and fourth quarter of 2001 in the mid teens ($0.14 to $0.18 per share) and low-to-mid 20's ($0.23 to $0.28 per share), respectively.

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

     o Our production of drill pipe will be around 2.0 million feet in the second quarter, 2.5 million feet in the third quarter and between
            2.8 to 3.0 million feet in the fourth quarter.

     o The recent declines in the United States and world economics will not materially reduce drilling activity or the demand and pricing of our products and services.

     o Our average price of drill pipe will be around $33 to $34 a foot in the third and fourth quarters and our recent price increases will not result in any material loss of business.

     o    Our customers are holding very little excess drill pipe inventory.

     o We will have pricing improvements in certain product lines within our engineered connections segment of around 5%-10% during the remainder of the year without any material loss of business.

     o Our gross profit in our oilfield drill stem product line will increase to around 30% by the fourth quarter.

     o Our gross profit for all of our engineered connection segment operations will average around 25% during the year.

     o Our industrial drill pipe and marine connection product lines will become profitable in the second half of 2001.

     o Our marine connection product lines will not be further materially affected by the impact of the Watts litigation described in our Annual Report on Form 10-K.

     o Distributor inventory of premium casing and tubing will not rise in amounts that will materially affect demand. In particular, we have assumed only a minor reduction in demand from distributors in the second and fourth quarters.

     o Our utility costs and other expenses will not increase substantially from their current levels.

     Our projections for 2001 are also based on the following assumptions regarding our business and the industry we serve, which are subject to modification from time to time as more fully described below under "Risk Factors and Exposures." If any of these assumptions is not borne out, our results could vary materially from those currently projected.

     o North American drilling activity will continue to be strong, with pricing increases realized.

     o Oil prices will trade on average in the mid $20 a barrel range and natural gas prices will not fall below $3.00 to $3.50 per MMBtu. In addition, we have assumed that any short term declines in commodity prices will not materially affect drilling activity.

     o Drilling activity will continue to be strong and increase during 2001 due to strong commodity prices and a need to replace and add reserves.

     o    International rig activity and volumes will continue to pick up.

     o We will not experience any material unusual losses, expenses or charges associated with litigation, warranty claims, environmental matters or property losses.

     o Our manufacturing operations will not experience any material disruptions in supply or efficiencies.

     o There will be no material geo-political events that disrupt energy markets.

     o We will not incur any material currency remeasurement or transactional losses.

     o There will not be any material acquisitions or divestments during the year. Although we have made this assumption for modeling purposes, we do expect that some acquisitions and divestments will be made during the year that will affect our projections.

     o Capital expenditures for the remainder of 2001 will approximate $19 to $29 million and will relate primarily to the addition of revenue producing assets.

Risk Factors and Exposures

     This report and our other filings with the SEC and our public releases contain statements relating to our future results, including our projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995. Our company and the businesses in which it operates are subject to various risks and uncertainties that could have adverse consequences on our results of operations and financial condition and that could cause actual results to be materially different from projected results contained in the forward-looking statements in this report and in our other disclosures. Investors should carefully consider these risks and uncertainties when evaluating our company and the forward-looking statements that we make. Our Annual Report on Form 10-K describes many of these risks and uncertainties and you should read that report for additional information. These risks and uncertainties include, but are not limited to, the following:

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

     For the first quarter of 2001, we derived approximately 13% of our total revenues from our facilities outside the United States. We expect this percentage to increase substantially as demand for our drill stem products improves and our expectations for 2001 depend on our ability to increase our international sales. In addition, many of our key manufacturing operations are outside the United States. Our operations in certain international locations, including Mexico, Austria, Italy, China and Indonesia, are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

     o currency fluctuations and potential devaluations in most countries, in particular those in South America and Asia and,

     o currency restrictions and limitations on repatriation of profits in various countries and political instability.

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

     We have entered into an agreement with Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG, an entity of which we own 50.01%, to purchase 60,000 metric tons of raw materials per year through September 2003. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any "anti-dumping" duties in the United States on the resale of these tubulars, which could affect our ability to resell the tubulars in the United States. Further, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offsetting revenues in Euros, and we cannot currently hedge against this contract for its entire term. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could adversely affect our results of operations.

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

OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED IF THE ANTIDUMPING ORDERS COVERING ARGENTINA, JAPAN, KOREA, ITALY AND MEXICO WERE REVOKED.

     As described in our Annual Report on Form 10-K, the International Trade Commission and the U.S. Department of Commerce are conducting "sunset reviews" of antidumping orders covering Argentina, Italy, Japan, Korea and Mexico. Many of the worlds largest OCTG producers are located in these countries. If these orders were revoked, these producers of oil country tubular goods would be able to import tubular products into the United States without the restriction of these orders, which would subject us to increased competition and potentially decrease our domestic market share as well as the prices we receive and expect to receive for our products, which would adversely affect our results of operations.

WE COULD BE SUBJECT TO ADDITIONAL EXPENSES FROM THE WATTS LITIGATION.

     As more fully described in our Annual Report on Form 10-K, we have recorded a reserve as a result of a jury verdict in litigation involving John D. Watts and our XL Systems subsidiary. The trial judge has the discretion to award additional damages and attorneys' fees that could increase our liability by an additional $3.5 million to $4.5 million which could reduce our net income. The trial judge also has the discretion to permanently enjoin us from utilizing the premium connection that was the subject of the litigation in its current configuration in the United States. We have identified and currently are testing a redesign of this connection that will be outside the scope of the trial court's and jury's decision, and therefore, do not expect any injunction to have a material effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

FINANCIAL INSTRUMENTS

     We currently are exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks relate to fluctuations in foreign currency exchange rates and changes in interest rates. We do not believe these risks are material.

FOREIGN CURRENCY RISK

     The functional currency for most of our international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. We hedge a portion of our exposure to changes in foreign exchange rates principally with forward contracts and call options.

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See Note 9.

     At March 31, 2001, we had open forward contracts and call options to exchange U.S. dollars for Euros at a fair value loss of $1.8 million. If a 10% change in the forward rate of were to occur subsequent to March 31, 2001, the fair value of the open forward contracts and call options would change by approximately $0.2 million. We recognized hedging losses of $0.6 million in the first quarter of 2001.

INTEREST RATES

     We are and will be subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable interest rate borrowings. We are subject to market risk exposure related to changes in interest rates on our credit facility and certain variable rate indebtedness. As of March 31, 2001, we had borrowed $49.9 million under our credit facility. Additionally, at March 31, 2001, there were outstanding borrowings of $0.5 million under a miscellaneous credit facility, and there was $16.1 million of variable interest rate debt outstanding. Based upon these balances, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis. Excluding the 9 5/8% Senior Notes due 2007, most of our borrowings are at variable rates and therefore the fair value of these borrowings approximates book value. The fair value of our long-term debt at March 31, 2001 was $225.1 million as compared to a carrying value of $216.4 million.

                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

(b)  Six reports on Form 8-K were filed during the quarter ended March 31, 2001.

     Current Report on Form 8-K dated January 31, 2001 which included a copy of a presentation made at an industry conference in Vail, Colorado as Exhibit 99.1.

     Current Report on Form 8-K dated February 5, 2001 which included our press release dated February 5, 2001 as Exhibit 99.1 announcing the election of Curtis W. Huff as President and Chief Executive Officer.

     Current Report on Form 8-K dated February 12, 2001 which included our press release dated February 12, 2001 as Exhibit 99.1, announcing financial results for the quarter ended and year ended December 31, 2000. Also included as Exhibit 99.2 was certain restated quarterly financial information.

     Current Report on Form 8-K dated February 13, 2001 which included certain unaudited quarterly and annual financial information as Exhibit 99.1.

     Amendment No. 1 on Form 8-K/A dated February 12, 2001 to Current Report on Form 8-K originally filed on February 12, 2001 amends and restates certain restated quarterly financial information as Exhibit 99.1.

     Amendment No. 1 on Form 8-K/A dated February 13, 2001 to Current Report on Form 8-K originally filed on February 13, 2001 amends and restates certain restated quarterly financial information as Exhibit 99.1.

                                    SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GRANT PRIDECO, INC.

                                  By: /s/ FRANCES R. POWELL
                                      ------------------------------------------
                                      Frances R. Powell*
                                      Vice President and Chief Financial Officer


                                      * Also signing on behalf of each of the
                                        additional Registrants, other than
                                        Grant Prideco USA, LLC.


                                        GRANT PRIDECO, USA, LLC.

                                        By: /s/ SAL SEGRETO
                                            ------------------------------------
                                            Sal Segreto
                                            President


Date: May 15, 2001