Form 10-Q
period 2001-06-30
GRANT PRIDECO INC
filed 2001-08-14
CIK 1097313

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            TITLE OF CLASS             OUTSTANDING AT AUGUST 10, 2001
            --------------             ------------------------------
     Common Stock, par value $0.01                109,266,803

================================================================================

                         TABLE OF ADDITIONAL REGISTRANTS

                                     JURISDICTION OF
               NAME**                   FORMATION        EMPLOYER ID
               ------                ----------------    -----------
GP Expatriate Services, Inc. .......    Delaware         76-0632330
Grant Prideco Holding, LLC .........    Delaware         76-0635560
Grant Prideco, L.P. ................    Delaware         76-0635557
Grant Prideco USA, LLC .............    Delaware         51-0397748
Star Operating Company .............    Delaware         76-0655528
TA Industries, Inc. ................    Delaware         76-0497435
Texas Arai, Inc. ...................    Delaware         74-2150314
Tube-Alloy Capital Corporation .....    Texas            76-0012315
Tube-Alloy Corporation .............    Louisiana        72-0714357
XL Systems International, Inc. .....    Delaware         76-0602808
XL Systems, L.P. ...................    Texas            76-0324868

----------

** Except for Grant Prideco USA, LLC, the address, telephone number and zip code for each of the additional Registrants is the same as for Grant Prideco, Inc. The address, telephone number and zip code for Grant Prideco USA, LLC is 500 Delaware Avenue, Suite 900, Wilmington, DE 19801.

     Grant Prideco, Inc. (the "Company") owns directly or indirectly all of the outstanding capital stock of each of the additional Registrants listed above. Each of the additional Registrants is a guarantor of the Company's obligations under its 9 5/8% Senior Notes Due 2007 (the "Senior Notes"). No separate financial statements for the additional Registrants has been provided or incorporated because: (1) the financial statements of the Company included in this report include the operations of each of the additional Registrants and (2)
Note 13 to the Company's accompanying unaudited financial statements includes unaudited condensed consolidating financial statements of the Company separating the financial results for the additional Registrants from the Company and any subsidiaries that are not guarantors of the Company's obligations under the Senior Notes.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GRANT PRIDECO, INC.

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)

                                                                                         DECEMBER 31,   JUNE 30,
                                                                                             2000         2001
                                                                                          ---------     ---------
                                                                                                       (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents ..........................................................    $   8,315     $  14,811
  Restricted Cash ....................................................................        4,000         4,013
  Accounts  Receivable, Net of Allowance for Uncollectible Accounts of $1,897 and
    $1,341 at December 31, 2000 and June 30, 2001, respectively ......................      132,067       143,679
  Inventories ........................................................................      200,252       211,069
  Current Deferred Tax Asset .........................................................       23,995        23,992
  Other Current Assets ...............................................................        8,404         7,280
                                                                                          ---------     ---------
                                                                                            377,033       404,844
                                                                                          ---------     ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Machinery and Equipment ............................................................      234,597       242,953
  Land, Buildings and Other Property .................................................       96,831       100,716
                                                                                          ---------     ---------
                                                                                            331,428       343,669
         Less: Accumulated Depreciation ..............................................      118,647       128,240
                                                                                          ---------     ---------
                                                                                            212,781       215,429
                                                                                          ---------     ---------
GOODWILL, NET ........................................................................      232,140       231,329
INVESTMENT IN UNCONSOLIDATED AFFILIATES ..............................................       38,952        45,419
DEFERRED TAX ASSET ...................................................................          336           608
OTHER ASSETS .........................................................................       31,322        11,015
                                                                                          ---------     ---------
                                                                                          $ 892,564     $ 908,644
                                                                                          =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-Term Debt ........................    $  38,160     $  65,711
  Accounts Payable ...................................................................       84,451        87,429
  Current Deferred Tax Liability .....................................................        2,278         2,368
  Customer Advances ..................................................................        2,275         2,000
  Accrued Labor and Benefits .........................................................       14,101        19,647
  Other Accrued Liabilities ..........................................................       37,320        32,716
                                                                                          ---------     ---------
                                                                                            178,585       209,871
                                                                                          ---------     ---------
LONG-TERM DEBT .......................................................................      219,104       206,178
DEFERRED INCOME TAXES ................................................................       40,378        34,586
MINORITY INTEREST ....................................................................        1,098         1,739
OTHER LONG-TERM LIABILITIES ..........................................................       21,896        18,894
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 Par Value ......................................................        1,085         1,092
  Capital in Excess of Par Value .....................................................      349,436       362,290
  Treasury Stock, at Cost ............................................................       (1,046)       (1,918)
  Retained Earnings ..................................................................       97,109        89,289
  Deferred Compensation Obligation ...................................................        4,973         5,752
  Accumulated Other Comprehensive Loss ...............................................      (20,054)      (19,129)
                                                                                          ---------     ---------
                                                                                            431,503       437,376
                                                                                          ---------     ---------
                                                                                          $ 892,564     $ 908,644
                                                                                          =========     =========


   The accompanying notes are an integral part of these financial statements.

                               GRANT PRIDECO, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------   -------------------------
                                                                                2000           2001           2000           2001
                                                                             ---------      ---------      ---------      ---------
REVENUES ...............................................................     $ 115,197      $ 192,909      $ 222,488      $ 349,560
                                                                             ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Cost of Sales ........................................................       100,220        148,848        202,956        283,295
  Selling, General and Administrative Attributable to
     Segments ..........................................................         8,487         12,645         16,705         24,877
  Corporate General and Administrative .................................         5,138          5,609          9,508         10,541
  Equity Income in Unconsolidated Affiliates ...........................        (1,483)        (2,848)        (2,090)        (4,832)
  Weatherford Charges ..................................................            --             --            500             --
  Other Charges ........................................................            --             --             --         32,280
                                                                             ---------      ---------      ---------      ---------
                                                                               112,362        164,254        227,579        346,161
                                                                             ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS) ................................................         2,835         28,655         (5,091)         3,399
                                                                             ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest Expense .....................................................        (3,814)        (7,023)        (7,310)       (13,893)
  Other, Net ...........................................................          (175)           145           (390)          (724)
                                                                             ---------      ---------      ---------      ---------
                                                                                (3,989)        (6,878)        (7,700)       (14,617)
                                                                             ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ......................................        (1,154)        21,777        (12,791)       (11,218)
INCOME TAX BENEFIT (PROVISION) .........................................           326         (7,508)         4,121          4,039
                                                                             ---------      ---------      ---------      ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .............................          (828)        14,269         (8,670)        (7,179)
MINORITY INTEREST ......................................................           (24)          (272)           (69)          (641)
                                                                             ---------      ---------      ---------      ---------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE ................................................................          (852)        13,997         (8,739)        (7,820)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX .....................            --             --         (1,789)            --
                                                                             ---------      ---------      ---------      ---------
NET INCOME (LOSS) ......................................................     $    (852)     $  13,997      $ (10,528)     $  (7,820)
                                                                             =========      =========      =========      =========
Basic Net Income (Loss) Per Share:
  (Pro forma prior to effective date of spinoff)
    Net income (loss) before cumulative effect of accounting change ....     $   (0.01)     $    0.13      $   (0.08)     $   (0.07)
    Cumulative effect of accounting change .............................            --             --          (0.02)            --
                                                                             ---------      ---------      ---------      ---------
    Net income (loss) ..................................................     $   (0.01)     $    0.13      $   (0.10)     $   (0.07)
                                                                             =========      =========      =========      =========
    Weighted average shares outstanding ................................       108,934        109,515        109,103        109,281
                                                                             =========      =========      =========      =========
Diluted Net Income (Loss) Per Share:
  (Pro forma prior to effective date of spinoff)
    Net income (loss) before cumulative effect of accounting change ....     $   (0.01)     $    0.13      $   (0.08)     $   (0.07)
    Cumulative effect of accounting change .............................            --             --          (0.02)            --
                                                                             ---------      ---------      ---------      ---------
    Net income (loss) ..................................................     $   (0.01)     $    0.13      $   (0.10)     $   (0.07)
                                                                             =========      =========      =========      =========
    Weighted average shares outstanding ................................       108,934        110,979        109,103        109,281
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

                               GRANT PRIDECO, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           ----------------------
                                                                             2000         2001
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss ...........................................................     $(10,528)     $ (7,820)
  Adjustments to Reconcile Net Loss to Net Cash
       Provided (Used) by Operating Activities:
     Depreciation and Amortization ...................................       15,613        18,394
     Deferred Income Tax Provision (Benefit) .........................          681        (5,210)
     Equity Income in Unconsolidated Affiliates, Net of Dividends ....       (1,662)        4,613
     Non-Cash Portion of Other Charges ...............................           --        28,473
     Changes in Operating Assets and Liabilities, Net of
       Effect of Businesses Acquired:
          Accounts Receivable ........................................      (20,084)      (15,884)
          Inventories ................................................       10,652       (21,828)
          Other Current Assets .......................................       (2,924)        1,317
          Other Assets ...............................................         (672)          544
          Accounts Payable ...........................................        8,852           970
          Other Accrued Liabilities ..................................       (2,249)        3,655
          Customer Advances ..........................................      (17,051)         (275)
          Other, Net .................................................        1,234        (1,804)
                                                                           --------      --------
            Net Cash (Used) Provided by Operating Activities .........      (18,138)        5,145
                                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, Net of Cash Acquired .................................         (867)         (905)
  Capital Expenditures for Property, Plant and Equipment .............       (9,637)      (13,058)
                                                                           --------      --------
            Net Cash Used by Investing Activities ....................      (10,504)      (13,963)
                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit Facility, Net .......................       21,300        28,198
  Repayments of Debt, Net ............................................      (12,232)      (12,520)
  Proceeds from Stock Option Exercises ...............................          720           565
  Purchases of Treasury Stock ........................................         (283)         (929)
  Predecessor Stockholder's Investment ...............................       17,732            --
                                                                           --------      --------
            Net Cash Provided by Financing Activities ................       27,237        15,314
                                                                           --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................       (1,405)        6,496

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................        6,204         8,315
                                                                           --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................     $  4,799      $ 14,811
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

         Certain reclassifications have been made to prior year financial statements to conform to the classifications used in the 2001 financial statements. These reclassifications have no impact on net income (loss).

2. COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:


                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                            ------------------------------      ------------------------------
                                                               2000              2001               2000              2001
                                                            ------------      ------------      ------------      ------------
                                                                                      (IN THOUSANDS)
Net Income (Loss) .....................................     $       (852)     $     13,997      $    (10,528)     $     (7,820)
Foreign Currency Translation Adjustments ..............             (924)            3,404            (1,441)            2,535
Unrealized Loss on Derivative Instruments, net of
  tax of $539 and $917 ................................               --              (980)               --            (1,629)
Unrealized  Gain (Loss) on Marketable  Securities,
  net of tax of $10 and $(10) .........................               --               (18)               --                19
                                                            ------------      ------------      ------------      ------------
          Total Comprehensive Income (Loss) ...........     $     (1,776)     $     16,403      $    (11,969)     $     (6,895)
                                                            ============      ============      ============      ============

3. INVENTORIES

    Inventories by category are as follows:



                                                  DECEMBER 31,        JUNE 30,
                                                      2000             2001
                                                  ------------     ------------
                                                         (IN THOUSANDS)
Raw materials, components and supplies ......     $    149,628     $    142,476
Work in process .............................           23,829           28,550
Finished goods ..............................           26,795           40,043
                                                  ------------     ------------
                                                  $    200,252     $    211,069
                                                  ============     ============

4. OTHER CHARGES

  First Quarter 2001 Charges

         In the first quarter of 2001, the Company incurred approximately $43.0 million of pre-tax charges, $28.0 million net of tax, associated with its review of the continued viability of its manufacturing arrangement with Oil Country Tubular Ltd. (OCTL) in India, a modification of the Company's manufacturing standards and costing in light of current market conditions and an ongoing restructuring of the Company's operations. This charge also included executive severance payments and related expenses of approximately $14.6 million, of which $2.4 million related to accrued liabilities at the end of the first quarter of 2001. These charges are summarized in the following chart:


                                                                                              LIABILITY                   LIABILITY
                                       DRILLING     ENGINEERED                                 BALANCE       CASH          BALANCE
                                       PRODUCTS    CONNECTIONS    CORPORATE       TOTAL        3/31/01      PAYMENTS       6/30/01
                                      ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                                                            (IN THOUSANDS)
OCTL Write-Off(a) ................    $   17,727    $       --    $       --    $   17,727    $       --    $       --    $       --
Inventory Write-Off(b) ...........         4,482         1,692            --         6,174            --            --            --
Write-Off of Capitalized
  Manufacturing Variances(c) .....         3,791           781            --         4,572            --            --            --
Severance(d) .....................           183           205        14,165        14,553         2,401           320         2,081
                                      ----------    ----------    ----------    ----------    ----------    ----------    ----------
          Total ..................    $   26,183    $    2,678    $   14,165    $   43,026    $    2,401    $      320    $    2,081
                                      ==========    ==========    ==========    ==========    ==========    ==========    ==========

----------

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


(d) The severance charge relates to executive, manufacturing and marketing employees terminated in connection with the Company's restructuring plan that was implemented in the first quarter of 2001. The total number of employees severed was 24 and the amount accrued for severance was based upon the positions eliminated and the Company's severance policy. As of June 30, 2001, approximately 22 of these employees have left, and the Company has paid approximately $12.5 million in severance benefits. The Company estimates that all of the accrued severance at June 30, 2001 will be paid during 2001.

  Fourth Quarter 2000 Charges

         The Company incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in the fourth quarter of 2000 relating primarily to inventory write-offs and other asset impairments and reductions. Of this amount, $7.9 million related to accrued liabilities. The categories of the charge incurred, the actual cash payments and the accrued balances at June 30, 2001 are summarized below:


                                                                  LIABILITY                   LIABILITY
                                       DRILLING     ENGINEERED    BALANCE        CASH          BALANCE
                                       PRODUCTS    CONNECTIONS    12/31/00      PAYMENTS       6/30/01
                                      ----------    ----------    ----------    ----------    ----------
                                                                        (IN THOUSANDS)
Litigation Accrual ...............    $       --    $    2,500    $    2,500    $       --    $    2,500
Contingent Liability Accrual .....         4,650            --         4,650            --         4,650
Other Accrued Liabilities ........           594           115           709           285           424
                                      ----------    ----------    ----------    ----------    ----------
          Total ..................    $    5,244    $    2,615    $    7,859    $      285    $    7,574
                                      ==========    ==========    ==========    ==========    ==========

         The Company estimates that all of the remaining accrued balances at June 30, 2001 will be paid during 2001.

5. EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive. For the three and six month periods ended June 30, 2001, the Company had potentially dilutive common stock equivalents of approximately 1.5 million shares and 1.4 million shares, respectively, comprised of stock options.

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

6. CREDIT FACILITY

         The Company has a $100 million revolving credit and letter of credit facility with a syndicate of U.S. banks (the "Credit Facility"), through April 14, 2003, with automatic one-year renewals thereafter, unless either party terminates the agreement. The Credit Facility is secured by the Company's U.S. and Canadian inventories, equipment and receivables and is guaranteed by Grant Prideco's domestic subsidiaries. The Company is required to comply with various affirmative and negative covenants as well as maintenance covenants relating to fixed charge coverage and net worth. These covenants also place limits on the Company's ability to incur new debt, engage in certain acquisitions and investments, grant liens, pay dividends and make distributions to its stockholders. As of June 30, 2001, the Company had outstanding borrowings of $60.4 million under the Credit Facility and $7.3 million had been used to support outstanding letters of credit. As of June 30, 2001, $32.3 million remained available under the Credit Facility. The average interest rate for the outstanding borrowings under the Credit Facility was 7.75% at June 30, 2001.

         Additionally, at June 30, 2001, there were outstanding borrowings of $0.5 million under a miscellaneous credit facility, and $0.7 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the Credit Facility.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $0.3 million pre-tax being recognized as a loss in "Accumulated Other Comprehensive Loss" in the accompanying Balance Sheets.

  Cash Flow Hedges

         At June 30, 2001, the Company had forward contracts to purchase 18.5 million Euros in exchange for $16.9 million U.S. Dollars. These contracts are designated as cash flow hedges related to anticipated Euro-denominated inventory purchases through the end of the year. In addition, the Company's Italian subsidiary had U.S. Dollar/Euro forward contracts and call options with notional amounts totaling $27.8 million U.S. Dollars at June 30, 2001. These contracts are designated as cash flow hedges of anticipated Euro-denominated expenditures through August 2002.

         In accordance with SFAS No. 133, the contracts are marked to market (fair value was ($2.6) million at June 30, 2001) and recorded as "Other Accrued Liabilities" in the accompanying Balance Sheets, with the offset recorded as other comprehensive income (loss), net of applicable hedge ineffectiveness (which is measured based on the forward price and was not material, other than the overhedge position discussed below) and income taxes, and then subsequently recognized as a component of cost of sales or selling, general and administrative expenses when the underlying hedged transaction is recognized in the statement of operations. The Company anticipates that approximately $1.5 million in net losses (after tax) existing as of June 30, 2001, will be reclassified into earnings over the next twelve months. The Company recognized losses of $0.6 million in "Other, Net" in the accompanying Statements of Operations related to foreign currency forward contracts that resulted from an overhedge position with respect to the anticipated Euro-denominated purchases of inventory during the first quarter of 2001.

         The following table summarizes activity in other comprehensive income
(loss) related to derivatives classified as cash flow hedges held by the Company during the period January 1 through June 30, 2001 (in thousands):



                                                                              SIX MONTHS ENDED
                                                                               JUNE 30, 2001
                                                                            -------------------
Cumulative effect of adopting SFAS No. 133 as of January 1,
 2001 (net of tax of $122) ...........................................          $        216
Net deferred loss reclassified into earnings from other
 comprehensive income (loss) (net of tax of $251) ....................                  (447)
Change in fair value of derivatives (net of tax of $1,046) ...........                 1,860
                                                                                ------------
Accumulated derivative loss included in other comprehensive
 income (loss) as of June 30, 2001 (net of tax of $917) ..............          $      1,629
                                                                                ============


  Fair Value Hedges

         The Company had forward contracts in place to purchase 4.4 million Euros for a notional amount of $4.3 million U.S. Dollars at June 30, 2001. These contracts are designated as fair value hedges related to payments on the Voest-Alpine Debt. The fair value of these instruments was ($0.6) million as of June 30, 2001, which was recorded as "Other Accrued Liabilities" in the accompanying Balance Sheets with the income effect recorded to "Other, Net" in the accompanying Statements of Operations. Changes in the fair value of the underlying hedged debt are recorded as adjustments to the debt with the income effect recorded to "Other, Net" in the Statements of Operations. Hedge ineffectiveness is measured using the forward price and was zero for the six months ended June 30, 2001.

8. RESTRICTED CASH

         At June 30, 2001, the Company had $4.0 million of restricted cash related to its 54% interest in H-Tech that is subject to dividend and distribution restrictions.

9. TRANSACTIONS WITH WEATHERFORD

  Sales

         Weatherford purchases drill pipe and other related products from Grant Prideco. Prior to the Distribution, amounts purchased by Weatherford were recorded at Grant Prideco's cost. The sales to Weatherford prior to the Distribution have been eliminated from the accompanying financial statements.

         In connection with the Distribution, the Company entered into a preferred supplier agreement with Weatherford pursuant to which Weatherford agreed for at least a three-year period to purchase a minimum of 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which the Company sells to its best rental tool customers for similar products. Weatherford is entitled to apply against its purchases a drill stem credit granted to it in the aggregate amount of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. At June 30, 2001, the current portion of the drill stem credit, $10.0 million, is included in "Other Accrued Liabilities," with the remaining $15.3 million included in "Other Long-Term Liabilities," in the accompanying Balance Sheets.

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

10. SEGMENT INFORMATION

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


                                                                   OILFIELD
                                                                   DRILLING
                                                                   PRODUCTS              INDUSTRIAL               TOTAL
                                                                 ------------           ------------           ------------
THREE MONTHS ENDED:                                                                    (IN THOUSANDS)
  JUNE 30, 2000
   Revenues from unaffiliated customers ...............          $     44,040           $      6,264           $     50,304
   EBITDA(a) ..........................................                 2,462                     86                  2,548
   Depreciation and amortization ......................                 2,919                    745                  3,664
   Equity income in unconsolidated affiliates .........                 1,483                     --                  1,483
   Operating loss .....................................                  (457)                  (659)                (1,116)
   Capital expenditures for property, plant and
      equipment .......................................                 2,513                    838                  3,351

  JUNE 30, 2001
   Revenues from unaffiliated customers ...............          $     95,803           $     11,074           $    106,877
   EBITDA(a) ..........................................                24,673                    823                 25,496
   Depreciation and amortization ......................                 3,786                  1,084                  4,870
   Equity income in unconsolidated affiliates .........                 2,848                     --                  2,848
   Operating income (loss) ............................                20,887                   (261)                20,626
   Capital expenditures for property, plant and
      equipment .......................................                 5,207                    235                  5,442

SIX MONTHS ENDED:
  JUNE 30, 2000
   Revenues from unaffiliated customers ...............          $     82,656           $     14,510           $     97,166
   EBITDA(a) ..........................................                (3,610)                 1,325                 (2,285)
   Depreciation and amortization ......................                 6,482                  1,275                  7,757
   Equity income in unconsolidated affiliates .........                 2,090                     --                  2,090
   Operating income (loss) ............................               (10,092)                    50                (10,042)
   Capital expenditures for property, plant and
      equipment........................................                 4,498                  2,069                  6,567

  JUNE 30, 2001
   Revenues from unaffiliated customers ...............          $    162,230           $     25,030           $    187,260
   EBITDA, before other charges(a)(b)  ................                39,402                    253                 39,655
   Other charges(c) ...................................                17,835                     75                 17,910
   Depreciation and amortization ......................                 7,596                  2,282                  9,878
   Equity income in unconsolidated affiliates..........                 4,832                     --                  4,832
   Operating income (loss) ............................                 9,590                 (5,996)                 3,594
   Capital expenditures for property, plant and
      equipment .......................................                 9,445                    985                 10,430

                      See footnotes (a) -- (c) on page 13.

  Engineered Connections Segment

         The following table sets forth information for our Engineered Connections segment. We also have provided this information for our five principal product lines in this segment: (1) Atlas Bradford(R) premium threading and tubing, (2) TCA(TM) critical-service casing and processing, (3) Tube-Alloy(TM) premium accessories, (4) Texas Arai couplings and (5) XL Systems(TM) marine conductors and installation services.


                                                  ATLAS                   TUBE-      TEXAS         XL
                                                 BRADFORD      TCA        ALLOY       ARAI       SYSTEMS       TOTAL
                                                ---------   ---------   ---------   ---------   ---------    ---------
THREE MONTHS ENDED:                                                         (IN THOUSANDS)
  JUNE 30, 2000
    Revenues from unaffiliated customers ....   $  14,359   $  20,530   $   8,155   $  11,297   $  10,552    $  64,893
    EBITDA(a) ...............................       3,669       5,222       1,946       1,046       1,060       12,943
    Depreciation and amortization ...........         725         957         319         942         911        3,854
    Operating income ........................       2,944       4,265       1,627         104         149        9,089
    Capital expenditures for property,
      plant and equipment ...................         262         237         198         115         413        1,225

  JUNE 30, 2001
    Revenues from unaffiliated customers ....   $  23,356   $  24,420   $  12,775   $  15,228   $  10,253    $  86,032
    EBITDA(a) ...............................       5,375       5,821       2,945       2,705         843       17,689
    Depreciation and amortization ...........         933         946         407         937         828        4,051
    Operating income ........................       4,442       4,875       2,538       1,768          15       13,638
    Capital expenditures for property,
       plant and equipment ..................         556         403         520          90          90        1,659

SIX MONTHS ENDED:
  JUNE 30, 2000
    Revenues from unaffiliated customers ....   $  29,011   $  38,343   $  14,546   $  22,875   $  20,547    $ 125,322
    EBITDA(a) ...............................       6,352       8,182       4,236       2,348       1,495       22,613
    Depreciation and amortization ...........       1,455       1,861         639       1,883       1,816        7,654
    Operating income (loss) .................       4,897       6,321       3,597         465        (321)      14,959
    Capital expenditures for property,
       plant and equipment ..................         409         306         615         582       1,086        2,998

  JUNE 30, 2001
    Revenues from unaffiliated customers ....   $  46,269   $  45,622   $  24,256   $  29,091   $  17,062    $ 162,300
    EBITDA, before other charges(a)(d) ......      11,515      12,422       5,914       4,695         870       35,416
    Other charges(e) ........................          --          --          --          --         205          205
    Depreciation and amortization ...........       1,742       1,928         814       1,870       1,873        8,227
    Operating income (loss) .................       9,773      10,494       4,848       2,568      (3,172)      24,511
    Capital expenditures for property,
       plant and equipment ..................       1,101         531         631         191         120        2,574




                   See footnotes (a), (d) and (e) on page 13.

Below is a reconciliation to the financial statements:


                                                                     DRILLING        ENGINEERED
                                                                     PRODUCTS       CONNECTIONS
                                                                      SEGMENT          SEGMENT     CORPORATE           TOTAL
                                                                    ------------    ------------   ----------      ------------
THREE MONTHS ENDED:                                                                        (IN THOUSANDS)
  JUNE 30, 2000
   Revenues from unaffiliated customers .........................   $     50,304    $     64,893   $         --    $    115,197
   EBITDA(a) ....................................................          2,548          12,943         (5,031)         10,460
   Depreciation and amortization ................................          3,664           3,854            107           7,625
   Equity income in unconsolidated affiliates ...................          1,483              --             --           1,483
   Operating income (loss) ......................................         (1,116)          9,089         (5,138)          2,835
   Capital expenditures for
     property, plant and equipment ..............................          3,351           1,225              5           4,581

  JUNE 30, 2001
   Revenues from unaffiliated customers .........................   $    106,877    $     86,032   $         --    $    192,909
   EBITDA(a) ....................................................         25,496          17,689         (5,459)         37,726
   Depreciation and amortization ................................          4,870           4,051            150           9,071
   Equity  income in  unconsolidated affiliates .................          2,848              --             --           2,848
   Operating income (loss) ......................................         20,626          13,638         (5,609)         28,655
   Capital expenditures for property, plant and equipment .......          5,442           1,659             12           7,113

SIX MONTHS ENDED:
  JUNE 30, 2000
   Revenues from unaffiliated customers .........................   $     97,166    $    125,322   $         --    $    222,488
   EBITDA(a) ....................................................         (2,285)         22,613         (9,806)         10,522
   Depreciation and amortization ................................          7,757           7,654            202          15,613
   Equity income in unconsolidated affiliates ...................          2,090              --             --           2,090
   Operating income (loss) ......................................        (10,042)         14,959        (10,008)         (5,091)
   Capital expenditures for property, plant
     and equipment ..............................................          6,567           2,998             72           9,637

  JUNE 30, 2001
   Revenues from unaffiliated customers .........................   $    187,260    $    162,300   $         --    $    349,560
   EBITDA, before other charges(a)(b)(d) ........................         39,655          35,416        (10,252)         64,819
   Other charges(c)(e)(f) .......................................         17,910             205         14,165          32,280
   Depreciation and amortization ................................          9,878           8,227            289          18,394
   Equity income in  unconsolidated affiliates ..................          4,832              --             --           4,832
   Operating income (loss) ......................................          3,594          24,511        (24,706)          3,399
   Capital expenditures for property, plant
    and equipment ...............................................         10,430           2,574             54          13,058

----------

(a) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of the other charges for the respective segments and periods of those charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income (loss) and net income (loss). In addition, EBITDA calculations by one company may not be comparable to another company.


(b) Excludes $8.3 million of charges ($4.4 million for Oilfield Drilling Products and $3.9 million for Industrial) in the first quarter of 2001 related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales. Also excludes $17.9 million of charges related to Oilfield Drilling Products in the first quarter of 2001 to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million and severance and related expenses of $0.2 million.


(c) Includes $17.9 million of charges related to Drilling Products segment in the first quarter of 2001 to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million and severance and related expenses of $0.2 million.


(d) Excludes a charge in the first quarter of 2001 of $2.5 million for inventory write-offs and capitalized manufacturing variance write-offs ($0.3 million for Texas Arai, $0.3 million for Tube-Alloy and $1.9 million for XL Systems), which were classified as cost of sales. Also excludes a charge of $0.2 million in the first quarter of 2001 for severance and related expenses.


(e) Includes a charge of $0.2 million related to Engineered Connections segment in the first quarter of 2001 for severance and related expenses.


(f) Includes $14.2 million of charges related to Corporate in the first quarter of 2001 for the severance related to the termination of certain executive officers.

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

         Effective January 1, 2001, the Company adopted SFAS No. 133, as amended. See Note 7.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates pooling-of-interest accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment in accordance with the Statement.

         The Company will adopt the standard effective January 1, 2002 for previous acquisitions and June 30, 2001 for all acquisitions that take place after June 30, 2001. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $4.0 million ($0.04 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The Company has not yet determined what the effect, if any, of the impairment tests of goodwill will be on the earnings and financial position of the Company.

12. ACQUISITIONS

         On May 1, 2001, the Company purchased all of the outstanding shares of Intellipipe, Inc. common stock for 0.6 million shares of Grant Prideco common stock with a fair value of approximately $12.0 million. Intellipipe, Inc. owns a 50% interest in Intelliserv, Inc. Intelliserv, Inc. is currently developing and commercializing an integrated downhole information network that utilizes a smart drill pipe telemetry system as its method of communication. The Company's investment in Intelliserve, Inc. is reported on the equity method of accounting.

         Pursuant to the acquisition of Intellipipe, Inc, the Company is committed to provide approximately 1,000 joints of finished drill pipe to Intelliserv, Inc. for the purpose of developing and marketing the downhole telemetry system. Grant Prideco will retain ownership of the drill pipe, sale or liquidation of the committed drill pipe. At June 30, 2001, no drill pipe has been delivered to Intelliserv, Inc.

         Subsequent to June 30, 2001, the Company completed its formulation of a plan to close the Stephenville, Texas manufacturing plant obtained in connection with the acquisition of Seam-Mac Tube, Ltd. (Seam-Mac) in the fourth quarter of 2000. In connection with the plant closing, the Company expects to incur certain liabilities as part of the plan to combine the operations of Seam-Mac with those of the Company. The communication of the plan to terminate or relocate Seam-Mac's employees has been completed and the Company is in the process of determining the estimated liabilities of the exit plan. These liabilities relate to the Seam-Mac operations and include severance and termination costs for redundant manufacturing and administrative personnel and environmental remediation costs for redundant property and facilities that are expected to be sold. The estimated liabilities to be incurred in connection with the exit activities are expected to be in the range of $1.0 million to $2.0 million and the plant closing is expected to be completed by the end of 2001. Of this amount, approximately $0.6 million to $1.0 million will be recorded as part of the Seam-Mac purchase price with the remaining cost to be capitalized or expensed in accordance with the Company's accounting policies.

13. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

         The following unaudited condensed balance sheet as of June 30, 2001, condensed statements of operations for the three and six months ended June 30, 2000 and 2001, condensed statements of cash flows for the six months ended June 30, 2000 and 2001 are provided for the Company's domestic subsidiaries that are guarantors of the Company's $200 million principal amount of 9 5/8% Senior Notes due 2007.

                             CONDENSED BALANCE SHEET
                               AS OF JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                             NON-
                                                              PARENT       GUARANTORS     GUARANTORS     ELIMINATIONS       TOTAL
                                                           ------------   ------------   ------------    ------------    ----------
                                                               ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents ............................   $         --   $      3,302   $     11,509    $         --    $   14,811
  Restricted Cash ......................................             --             --          4,013              --         4,013
  Accounts Receivable, Net .............................             --        117,632         26,047              --       143,679
  Inventories ..........................................             --        174,084         36,985              --       211,069
  Current Deferred Tax Asset ...........................             --         23,842            150              --        23,992
  Other Current Assets .................................             --          2,582          4,698              --         7,280
                                                           ------------   ------------   ------------    ------------    ----------
                                                                     --        321,442         83,402              --       404,844
                                                           ------------   ------------   ------------    ------------    ----------
PROPERTY, PLANT AND EQUIPMENT ..........................             --        246,705         96,964              --       343,669
  Less: Accumulated Depreciation .......................             --        103,874         24,366              --       128,240
                                                           ------------   ------------   ------------    ------------    ----------
                                                                     --        142,831         72,598              --       215,429
                                                           ------------   ------------   ------------    ------------    ----------
GOODWILL, NET ..........................................             --        142,830         88,499              --       231,329
INVESTMENT IN UNCONSOLIDATED AFFILIATES ................         45,419             --             --              --        45,419
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES .............        618,386             --             --        (618,386)           --
OTHER ASSETS ...........................................          6,101          4,676            846              --        11,623
                                                           ------------   ------------   ------------    ------------    ----------
                                                           $    669,906   $    611,779   $    245,345    $   (618,386)   $  908,644
                                                           ============   ============   ============    ============    ==========

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-
    Term Debt ..........................................   $      2,697   $     62,233   $        781    $         --    $   65,711
  Accounts Payable .....................................             --         72,083         15,346              --        87,429
  Current Deferred Tax Liability .......................             --             --          2,368              --         2,368
  Customer Advances ....................................             --          2,000             --              --         2,000
  Other Accrued Liabilities ............................         11,969         41,188           (794)             --        52,363
                                                           ------------   ------------   ------------    ------------    ----------
                                                                 14,666        177,504         17,701              --       209,871
                                                           ------------   ------------   ------------    ------------    ----------
LONG-TERM DEBT .........................................        202,567          3,093            518              --       206,178
DEFERRED INCOME TAXES ..................................             --         18,600         15,986              --        34,586
MINORITY INTEREST ......................................             --             --          1,739              --         1,739
OTHER LONG-TERM LIABILITIES ............................         15,297          3,257            340              --        18,894
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY ...................................        437,376        409,325        209,061        (618,386)      437,376
                                                           ------------   ------------   ------------    ------------    ----------
                                                           $    669,906   $    611,779   $    245,345    $   (618,386)   $  908,644
                                                           ============   ============   ============    ============    ==========

                       CONDENSED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         NON-
                                                        PARENT        GUARANTORS      GUARANTORS     ELIMINATIONS        TOTAL
                                                     ------------    ------------    ------------    ------------    ------------
REVENUES .........................................   $         --    $    106,111    $      9,086    $         --    $    115,197
                                                     ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Cost of Sales ..................................             --          94,450           5,770              --         100,220
  Selling, General and Administrative ............             --          11,695           1,930              --          13,625
  Equity Income in Unconsolidated Affiliates .....         (1,483)             --              --              --          (1,483)
                                                     ------------    ------------    ------------    ------------    ------------
                                                           (1,483)        106,145           7,700              --         112,362
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS) ..........................          1,483             (34)          1,386              --           2,835
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest Expense ...............................         (2,772)           (944)            (98)             --          (3,814)
  Equity in Subsidiaries, Net of Taxes ...........         (1,037)             --              --           1,037              --
  Other, Net .....................................             --            (378)            203              --            (175)
                                                     ------------    ------------    ------------    ------------    ------------
                                                           (3,809)         (1,322)            105           1,037          (3,989)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ................         (2,326)         (1,356)          1,491           1,037          (1,154)
INCOME TAX BENEFIT (PROVISION) ...................          1,474            (571)           (577)             --             326
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .......           (852)         (1,927)            914           1,037            (828)
MINORITY INTEREST ................................             --              --             (24)             --             (24)
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) ................................   $       (852)   $     (1,927)   $        890    $      1,037    $       (852)
                                                     ============    ============    ============    ============    ============


                       CONDENSED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           NON-
                                                          PARENT        GUARANTORS      GUARANTORS     ELIMINATIONS        TOTAL
                                                       ------------    ------------    ------------    ------------    ------------
REVENUES ...........................................   $         --    $    167,007    $     25,902    $         --    $    192,909
                                                       ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Cost of Sales ....................................             --         135,315          13,533              --         148,848
  Selling, General and Administrative ..............             --          14,547           3,707              --          18,254
  Equity Income in Unconsolidated Affiliates .......         (2,848)             --              --              --          (2,848)
  Other Charges ....................................             --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
                                                             (2,848)        149,862          17,240              --         164,254
                                                       ------------    ------------    ------------    ------------    ------------
OPERATING INCOME ...................................          2,848          17,145           8,662              --          28,655
                                                       ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest Expense .................................         (5,306)         (1,536)           (181)             --          (7,023)
  Equity in Subsidiaries, Net of Taxes .............         15,595              --              --         (15,595)             --
  Other, Net .......................................             --            (155)            300              --             145
                                                       ------------    ------------    ------------    ------------    ------------
                                                             10,289          (1,691)            119         (15,595)         (6,878)
                                                       ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ..................         13,137          15,454           8,781         (15,595)         21,777
INCOME TAX (PROVISION) BENEFIT .....................            860          (3,320)         (5,048)             --          (7,508)
                                                       ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .........         13,997          12,134           3,733         (15,595)         14,269
MINORITY INTEREST ..................................             --              --            (272)             --            (272)
                                                       ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) ..................................   $     13,997    $     12,134    $      3,461    $    (15,595)   $     13,997
                                                       ============    ============    ============    ============    ============

                       CONDENSED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                              NON-
                                                              PARENT       GUARANTORS      GUARANTORS   ELIMINATIONS      TOTAL
                                                           ------------   ------------    ------------  ------------  ------------
REVENUES ................................................  $         --   $    202,416    $     20,072  $         --  $    222,488
                                                           ------------   ------------    ------------  ------------  ------------
COSTS AND EXPENSES:
  Cost of Sales .........................................            --        188,153          14,803            --       202,956
  Selling, General and Administrative ...................            --         22,410           3,803            --        26,213
  Equity Income In Unconsolidated Affiliates ............        (2,090)            --              --            --        (2,090)
  Weatherford Charges ...................................           500             --              --            --           500
                                                           ------------   ------------    ------------  ------------  ------------
                                                                 (1,590)       210,563          18,606            --       227,579
                                                           ------------   ------------    ------------  ------------  ------------
OPERATING INCOME (LOSS) .................................         1,590         (8,147)          1,466            --        (5,091)
                                                           ------------   ------------    ------------  ------------  ------------
OTHER INCOME (EXPENSE):
  Interest Expense ......................................        (5,483)        (1,666)           (161)           --        (7,310)
  Equity in Subsidiaries, Net of Taxes ..................        (9,267)            --              --         9,267            --
  Other, Net ............................................            --           (658)            268            --          (390)
                                                           ------------   ------------    ------------  ------------  ------------
                                                                (14,750)        (2,324)            107         9,267        (7,700)
                                                           ------------   ------------    ------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES .......................       (13,160)       (10,471)          1,573         9,267       (12,791)
INCOME TAX BENEFIT (PROVISION) ..........................         2,632          2,315            (826)           --         4,121
                                                           ------------   ------------    ------------  ------------  ------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST ..............       (10,528)        (8,156)            747         9,267        (8,670)
MINORITY INTEREST .......................................            --             --             (69)           --           (69)
                                                           ------------   ------------    ------------  ------------  ------------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE .................................................       (10,528)        (8,156)            678         9,267        (8,739)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ......            --         (1,789)             --            --        (1,789)
                                                           ------------   ------------    ------------  ------------  ------------
NET INCOME (LOSS) .......................................  $    (10,528)  $     (9,945)   $        678  $      9,267  $    (10,528)
                                                           ============   ============    ============  ============  ============


                       CONDENSED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         NON-
                                                        PARENT        GUARANTORS      GUARANTORS      ELIMINATIONS       TOTAL
                                                     ------------    ------------    ------------    ------------    ------------
REVENUES .........................................   $         --    $    300,727    $     48,833    $         --    $    349,560
                                                     ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Cost of Sales ..................................             --         258,059          25,236              --         283,295
  Selling, General and Administrative ............             --          28,105           7,313              --          35,418
  Equity Income in Unconsolidated Affiliates .....         (4,832)             --              --              --          (4,832)
  Other Charges ..................................             --          32,280              --              --          32,280
                                                     ------------    ------------    ------------    ------------    ------------
                                                           (4,832)        318,444          32,549              --         346,161
                                                     ------------    ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS) ..........................          4,832         (17,717)         16,284              --           3,399
                                                     ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest Expense ...............................        (10,572)         (2,995)           (326)             --         (13,893)
  Equity in Subsidiaries, Net of Taxes ...........         (4,477)             --              --           4,477              --
  Other, Net .....................................             --          (1,013)            289              --            (724)
                                                     ------------    ------------    ------------    ------------    ------------
                                                          (15,049)         (4,008)            (37)          4,477         (14,617)
                                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ................        (10,217)        (21,725)         16,247           4,477         (11,218)
INCOME TAX (PROVISION) BENEFIT ...................          2,397           9,830          (8,188)             --           4,039
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .......         (7,820)        (11,895)          8,059           4,477          (7,179)
MINORITY INTEREST ................................             --              --            (641)             --            (641)
                                                     ------------    ------------    ------------    ------------    ------------
NET INCOME (LOSS) ................................   $     (7,820)   $    (11,895)   $      7,418    $      4,477    $     (7,820)
                                                     ============    ============    ============    ============    ============

                       CONDENSED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                              NON-
                                                             PARENT        GUARANTORS      GUARANTORS     ELIMINATIONS     TOTAL
                                                          ------------    ------------    ------------    ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash (Used) Provided by Operating Activities ....   $     (1,261)   $    (36,537)   $     19,660              --   $ (18,138)
                                                          ------------    ------------    ------------    ------------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired .....             --            (867)             --              --        (867)
  Capital Expenditures for Property, Plant &
    Equipment .........................................             --          (8,622)         (1,015)             --      (9,637)
                                                          ------------    ------------    ------------    ------------   ---------
        Net Cash Used by Investing Activities .........             --          (9,489)         (1,015)             --     (10,504)
                                                          ------------    ------------    ------------    ------------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit Facility, Net ........             --          21,300              --              --      21,300
  Repayments on Debt, Net .............................         (1,766)         (6,716)         (3,750)             --     (12,232)
  Proceeds from Stock Options Exercises ...............            720              --              --              --         720
  Purchase of Treasury Stock ..........................           (283)             --              --              --        (283)
  Predecessor Stockholder's Investment ................          2,590          28,734         (13,592)             --      17,732
                                                          ------------    ------------    ------------    ------------   ---------
        Net Cash Provided (Used) by Financing
          Activities ..................................          1,261          43,318         (17,342)             --      27,237
                                                          ------------    ------------    ------------    ------------   ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS .........................................             --          (2,708)          1,303              --      (1,405)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........             --           4,998           1,206              --       6,204
                                                          ------------    ------------    ------------    ------------   ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ........   $         --    $      2,290    $      2,509              --   $   4,799
                                                          ============    ============    ============    ============   =========


                       CONDENSED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          NON-
                                                           PARENT      GUARANTORS      GUARANTORS   ELIMINATIONS     TOTAL
                                                          ---------    -----------    -----------   ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided (Used) by Operating Activities ....   $  11,196    $   (17,701)   $    11,650             --   $   5,145
                                                          ---------    -----------    -----------    -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired .....          --             --           (905)            --        (905)
  Capital Expenditures for Property, Plant &
    Equipment .........................................          --        (10,218)        (2,840)            --     (13,058)
                                                          ---------    -----------    -----------    -----------   ---------
        Net Cash Used by Investing Activities .........          --        (10,218)        (3,745)            --     (13,963)
                                                          ---------    -----------    -----------    -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit Facility, Net ........          --         28,389           (191)            --      28,198
  Repayments on Debt, Net .............................     (10,832)        (1,322)          (366)            --     (12,520)
  Proceeds from Stock Option Exercises ................         565             --             --             --         565
  Purchases of Treasury Stock .........................        (929)            --             --             --        (929)
                                                          ---------    -----------    -----------    -----------   ---------
        Net Cash (Used) Provided by Financing
          Activities ..................................     (11,196)        27,067           (557)            --      15,314
                                                          ---------    -----------    -----------    -----------   ---------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS ....................................          --           (852)         7,348             --       6,496
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........          --          4,154          4,161             --       8,315
                                                          ---------    -----------    -----------    -----------   ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ........   $      --    $     3,302    $    11,509             --   $  14,811
                                                          =========    ===========    ===========    ===========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist you in understanding our financial position as of June 30, 2001 and our results of operations for the three and six months ended June 30, 2000 and 2001. This discussion should be read in conjunction with our financial statements that are included with this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

         Our discussion of our results of operations and financial condition contains statements relating to our future results, including certain projections and trends, which constitute forward-looking statements. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in these forward-looking statements and other disclosures. These risks and uncertainties are more fully described under "Forward-Looking Statements and Exposures" below. As used herein, unless otherwise required by the context, the term "Grant Prideco" refers to Grant Prideco, Inc. and the terms "we," "our," and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as "group", "organization", "we", "us", "our" and "its", or references to specific entities, are not intended to be a precise description of corporate relationships.

GENERAL

         Grant Prideco is the world's largest manufacturer and supplier of oilfield drill pipe and other drill stem products and one of the leading North American providers of high-performance engineered connections and premium tubing and casing. Our drill stem products are used in drilling oil and gas wells, while our engineered connections and premium tubing and casing are used to complete oil and gas wells once they have been successfully drilled. Our customers include major, independent and state-owned oil companies, drilling contractors, oilfield service companies, and North American oil country tubular goods (OCTG) distributors. We operate 22 manufacturing facilities located in the United States, Mexico, Canada, Europe, and Asia and 30 sales, service, and repair locations globally.

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

         For the six months ended June 30, 2001, we derived 46% of our revenues from our engineered connections segment and 54% of our revenues from our drilling products segment. Substantially all of our revenues in our engineered connection segment are generated in North America. Although most of our drilling product sales are made in North America, we estimate that around 20% to 30% of our oilfield drill stem revenues in the second quarter of 2001 were for use outside North America. We also estimate that around 60% to 70% of our oilfield drill stem orders received in the second quarter were for use on rigs in the international and offshore markets. We expect that with a projected slow down in drilling activity in North America, a majority of our new orders of drill stem products will be for use offshore or in the international markets.

         Until April 14, 2000, we were a wholly owned subsidiary of Weatherford International, Inc. We were spun off from Weatherford on April 14, 2000, through a distribution by Weatherford to its stockholders of all of our common stock. As a result of the spinoff, Weatherford no longer has an ownership interest in us.

MARKET TRENDS AND OUTLOOK

         Our business is materially dependent on drilling and production activity and the associated demand for our drilling products and engineered connections. Generally, demand for our drilling products and engineered connections closely follows the domestic and international rig count, which follows the prices of oil and natural gas. In addition to changes in prices of oil and natural gas and the domestic and international rig count, demand for our products and services is positively affected by increasingly harsh well conditions.

         Drill stem products are consumable and wear out through a combination of friction and metal fatigue. In recent years, we have seen increasing intensity of use in drill stem products, which causes our drill stem products to wear out faster. This increased intensity of use results from more wells being drilled either directionally or horizontally, which in turn creates far higher abrasion and bending loads than in vertical wells; more gas wells being drilled today, which typically are drilled to greater depths than oil wells; and the increasing prevalence of top drive rigs, which place more torsional stress on drill pipe than traditional rotary table rigs. We believe this trend will favorably impact long-term demand for our drill stem products going forward.

         We believe that the long-term demand for our engineered connections and premium tubulars should continue to increase. This increase in demand is associated with the United States' strong dependence on natural gas as a fuel and an increase in the decline rates of new natural gas wells drilled in North America. With the increase in natural gas drilling activity, we have seen both an increase in the average depths of wells and a decrease in the average reserves found per well. In addition, as well depths increase it is more likely that engineered connections and premium tubulars, such as those we manufacture, will be used as opposed to American Petroleum Institute (API) standard products. Gas wells also generally encounter higher reservoir pressures and require larger diameter tubulars with thicker walls and higher strength steel grades than oil wells, and thus usually require engineered connections and premium tubulars as opposed to API-standard products.

         North American drilling activity was very strong in the second quarter of 2001, with rig activity at or near recent highs. This activity was driven in large part by natural gas drilling, which represented over 80% of the wells being drilled in the quarter in North America. Although natural gas prices are currently at levels that had previously been considered sufficient to support high levels of drilling, average pricing has declined substantially from the extremely high levels being received earlier this year.

         Our businesses are materially dependent on drilling activity and prevailing prices of oil and natural gas. Prices for oil and natural gas have been and continue to be very volatile, with material declines having adverse effects on the demand for our products and services. The following table sets forth certain information with respect to oil and natural gas prices at the dates indicated and the monthly North American (U.S. and Canadian) and international rig counts for the months reflected:



                                                                        AVERAGE
                                                           NORTH          NORTH                          AVERAGE
                                           HENRY HUB    AMERICAN RIG    AMERICAN      INTERNATIONAL   INTERNATIONAL
                             WTI OIL(1)      GAS(2)      COUNT(3)      RIG COUNT(3)    RIG COUNT(3)      RIG COUNT(3)
                             ----------    ----------   ------------   ------------  -------------   -------------
June 30, 2000 ...........    $    32.44    $     4.34         1,169         1,051             657           629
December 31, 2000  ......         26.72         10.53         1,507         1,448             705           710
June 30, 2001 ...........         26.37          3.00         1,573         1,489             760           751


----------

(1) Price per barrel of West Texas Intermediate crude oil as of the dates presented above -- Source: U.S. Energy Information Administration

(2) Price per MMBtu as of the dates presented above -- Source: U.S. Energy Information Administration

(3) Source: Baker Hughes Rig Count (Excludes China and the Former Soviet Union). Average rig counts are for the three-month period ended.

FUTURE TRENDS AND EXPECTATIONS

         During the second quarter of 2001, oil and natural gas prices weakened as WTI crude oil prices averaged $26.18 per barrel and natural gas prices averaged $4.23 per MMBtu compared to $28.96 per barrel and $6.37 per MMBtu in the first quarter of 2001. This weakness continued during July 2001, and as of August 8, 2001, WTI crude prices were $27.53 per barrel and Henry Hub natural gas prices were $3.10 per MMBtu. The decline in pricing has been predominately demand driven and due to, among other factors, a slowing United States and world economy and industrial production, fuel switching, higher imports and seasonal conditions. Uncertainty about the world economies has also impacted oil prices.

         To date, the price declines of oil and natural gas have not caused any significant drop in either the North American or international rig counts. However, these price declines have created uncertainty regarding future rig counts, in particular, the North American natural gas rig count. In this regard, we have agreed to modify production and deliveries of some drill stem products for certain land rigs that were being scheduled to be reactivated, but that have been put on hold pending a strengthening in the North American land drilling market. As a result, we expect there will be some softening in North American demand for our products and services during the second half of 2001, which will be partially offset by increased international demand. Absent a rebound in pricing and expected demand, we expect that North American drilling activity will be down from its current level into the first half of 2002, with a rebound in activity later in the year. The activity levels in our industry, however, will be materially dependent on the economy in the United States and worldwide, and a continued slow economy could continue to impact the short-term pricing and demand for oil and natural gas and the related demand for our products.

         Based on an assumption of declining natural gas drilling activity in North America, our segments and product lines would be impacted as follows:

- Drilling Products. A declining North American rig count would likely result in lower North American drill pipe sales due to a lower level of operating rigs and fewer reactivated rigs, as well as the fact that drill pipe on idle rigs could be used as inventory for operating rigs. Any decline in North American drill pipe sales should be partially offset by increased international sales absent any material declines in world oil prices. We would expect that our drill collar and heavy weight drill pipe sales would also decline on a similar basis as our drill pipe sales, with drill collars likely being affected the most. Given our current order backlog, we do not expect these declines to affect our results of operations until 2002, with the possibility that fourth quarter 2001 sales could be somewhat adversely affected depending upon the level of sales that are booked for the quarter. We expect improvements in our industrial drill stem product line will partially offset these declines.

- Engineered Connections. Our engineered connections segment will be impacted primarily to the extent any decline affects North American offshore and deep land gas wells. Our expectation is that these areas would be impacted less than the shallower onshore gas wells. Our product lines within this segment will be affected somewhat differently by a decline in North American rig count.

         - Atlas Bradford, TCA and Tube-Alloy Product Lines. Although we would expect some decline in sales of these product lines with a declining North American gas rig count, we would not expect these declines to be directly related to rig count declines, as these product lines primarily serve the offshore and deep gas land well markets. We estimate that over 80% of our premium threading, casing and accessory business is for offshore and deep gas land wells. Most of these wells are for the major or large independent oil and gas companies. Also, our TCA product line would be expected to be impacted by lower margins as a portion of its production would be dedicated to lower margin products.

         - XL Marine Connections. Our marine connection product line, which serves the Gulf of Mexico and the international offshore markets, would not be expected to be materially affected by a moderate decline in the North American rig count.

         - Texas Arai Couplings. A decline in the North American rig count would have a more significant effect on our coupling product line than the other product lines within our engineered connections segment due the fact these products are more dependent upon North American land drilling activity than our other engineered connection product lines.


         As we look forward at our previously projected results for the third quarter of 2001, we currently expect that our third quarter results in our Drilling Products segment will remain strong and be generally unaffected by market uncertainties based upon our oilfield drill pipe backlog and the impact of the increased pricing that we implemented in February 2001. We also expect our engineered connection segment's results to remain relatively flat as compared to the second quarter, with some potential softening in some markets later in the third quarter. Although actual results will be dependent on market conditions and the extent of any rig count declines, our sales and operations over the quarter, and our success in meeting our production targets and reducing costs, we currently expect that our results for the third quarter of 2001 will likely be in the $0.14 to $0.18 per share range.

         Fourth quarter 2001 projected results will be more dependent on what happens to North American drilling in the third quarter and whether the expectations for a softening in demand occurs. In our drilling products segment, we expect our oilfield drill pipe pricing to remain strong, as we continue to produce our existing backlog as well as new sales that are added during the remainder of the year. Currently, we expect our oilfield drill pipe sales volumes during the fourth quarter of 2001 to be between 2.3 and 2.8 million feet at an average price in the $35 range, with volumes varying based upon customer requirements and their reaction to market conditions existing at that time. With respect to our engineered connections segment, we would expect an overall decline in sales in the fourth quarter of between 5% to 10% from the third quarter. Overall, our current expectation for our results of operations for the fourth quarter of 2001, assuming a softening market, is between $0.18 and $0.27 per share, with the range being dependent on drill pipe volumes, pricing, product mix, cost reductions and the actual impact of changing market conditions on our engineered connections segment.

         For 2002, assuming a declining North American market through the first half of 2002 and a recovery in the second half of 2002, we currently expect our earnings to be anywhere between $0.70 to $1.20 per share depending on oilfield drill pipe demand, the actual impact on our engineered connection product lines from declining rig counts, whether there is an upturn during the second half of 2002, and whether we are realizing the benefits from our operational restructuring. These results assume we produce and sell between 6 million and 10 million feet of drill pipe during 2002 without significant declines in pricing, sales in our engineered connections segment do not fall more than our expectation of 5% to 10%, and that we obtain the cost and efficiency savings expected from our operational restructuring.

         The above forward-looking information with respect to our outlook for fiscal 2001 and 2002 is subject to various assumptions that are more specifically set forth below under "Forward-Looking Statements and Exposures". There can be no assurance that our expectations for future results will in fact occur or that our results will not be materially different. We do, however, believe that our current expectations are reasonable.

RESULTS OF OPERATIONS

2001 Operational Restructuring

         In February 2001 we implemented a plan of restructuring aimed at (1) increasing our drill stem production and pricing and (2) reducing our losses at our marine connection and industrial drill pipe operations. We are currently at or ahead of the targets we established for this plan.

    o    Drill Stem Production and Pricing.

         Manufacturing Capacity. We implemented a plan whereby our drill stem manufacturing productive capacity on a global basis would be increased from around 1.5 million feet in the fourth quarter of 2000 to 1.6 million feet in the first quarter of 2001, 2.0 million feet in the second quarter, 2.5 million feet in the third quarter and 2.9 million feet for the fourth quarter. To date, this plan is ahead of schedule with our having produced 1.8 million feet in the first quarter and 2.3 million feet in the second quarter. Based on our current production rate, we expect to be able to produce more than the 2.5 million feet targeted for the third quarter. We also expect to be in position to produce around 2.9 million feet in the fourth quarter if market conditions warrant. We have increased capacity by: (1) dedicating our Navasota, Texas facility to oilfield drill stem products, (2) returning the manufacturing of oilfield tubing and drill pipe to our Bryan, Texas facility, and (3) refurbishing and adding equipment at various other facilities that will improve our efficiencies and regain prior capacity.

         Pricing. In February we enacted price increases across the board for our drill stem products. We estimate that, on average, our pricing of drill stem products has increased around 20% to 30% since February. Average pricing received for our oilfield drill pipe during the second quarter of 2001 was $28.34 per foot compared to $26.98 per foot in the first quarter. Our average sales price for new orders of oilfield drill pipe placed in the second quarter of 2001 was in excess of $37.00 per foot, which is on target with our objectives of $36 to $40 per foot by year-end or an average sales price for fiscal 2001 between $32 and $33 per foot.

    o    Industrial Drill Pipe and Marine Connections.

         Industrial Drill Pipe. Since February 2001, we have reorganized our industrial drill pipe operations with the objective of improving the performance and profitability of this product line. As part of this reorganization, we reallocated production among facilities to improve efficiencies, reduced head count, refocused marketing and concentrated on lowering costs. These initiatives resulted in a $1.5 million reduction in operating losses for this product line during the second quarter of 2001 as compared to the first quarter of 2001 (excluding the impact of other charges) and a $2.8 million reduction compared to the fourth quarter of 2000. We are also in the process of closing this division's Stephenville, Texas facility, which was acquired in connection with the acquisition of Seam-Mac Tube, Ltd. (Seam-Mac) in the fourth quarter of 2000, and transferring its operations to our Bryan, Texas facility. We expect to realize around $1 million a quarter in savings once the closing is completed by the end of the year as well as stronger absorption and efficiencies. As a result of these efforts, we currently expect this product line to operate at a profit during the remainder of 2001 (excluding any one-time charges as a result of the Stephenville closure).

         In connection with the Stephenville plant closing, we expect to incur certain liabilities as part of the plan to combine the operations of Seam-Mac with our other subsidiaries. These liabilities relate to the Seam-Mac operations and include severance and termination costs for redundant manufacturing and administrative personnel and environmental remediation costs for redundant property and facilities that are expected to be sold. The estimated liabilities to be incurred in connection with the exit activities are expected to be in the range of $1.0 million to $2.0 million and the plant closing is expected to be completed by the end of 2001. Of this amount, approximately $0.6 million to $1.0 million will be recorded as part of the Seam-Mac purchase price with the remaining cost to be capitalized or expensed in accordance with our accounting policies.

         Marine Connections. Since February we have strengthened our marine connections sales force and have consolidated certain offshore selling activities with our engineered connections group. We have also focused on offering a broader product line. These actions have resulted in this product line operating at break-even levels during the second quarter of 2001, compared to an operating loss of approximately $1.0 million during the first quarter of 2001 (excluding the impact of other charges). Backlog for this group has also increased to around $12 million as of August, with new orders being received at an average level in excess of $1 million a week. We currently expect this product line to operate at a profit during the remainder of 2001.

  First Quarter 2001 Charges

         In the first quarter of 2001, we incurred approximately $43.0 million of pre-tax charges, $28.0 million net of tax, associated with our review of the continued viability of our manufacturing arrangement with Oil Country Tubular Ltd. (OCTL) in India, a modification of our manufacturing standards and costing in light of current market conditions, and an ongoing restructuring of our operations. This charge also included executive severance payments and related expenses of approximately $14.6 million, of which $2.4 million related to cash provisions or accrued liabilities at the end of the first quarter of 2001. These charges are summarized in the following chart:



                                                                                              LIABILITY                    LIABILITY
                                        DRILLING    ENGINEERED                                 BALANCE        CASH          BALANCE
                                        PRODUCTS    CONNECTIONS    CORPORATE      TOTAL        3/31/01       PAYMENTS       6/30/01
                                       ----------   -----------    ----------    ---------    ----------    ----------    ----------
                                                                               (IN THOUSANDS)
OCTL Write-Off(a) .................    $   17,727    $       --    $       --    $  17,727    $       --    $       --    $       --
Inventory Write-Off(b) ............         4,482         1,692            --        6,174            --            --            --
Write-Off of Capitalized
  Manufacturing Variances(c).......         3,791           781            --        4,572            --            --            --
Severance(d) ......................           183           205        14,165       14,553         2,401           320         2,081
                                       ----------    ----------    ----------    ---------    ----------    ----------    ----------
          Total ...................    $   26,183    $    2,678    $   14,165    $  43,026    $    2,401    $      320    $    2,081
                                       ==========    ==========    ==========    =========    ==========    ==========    ==========


----------

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

(d) The severance charge relates to executive, manufacturing and marketing employees terminated in connection with the Company's restructuring plan that was implemented in the first quarter of 2001. The total number of employees severed was 24, and the amount accrued for severance was based upon the positions eliminated and our severance policy. As of June 30, 2001, approximately 22 of these employees have left, and we have paid approximately $12.5 million in severance benefits. We estimate that all of the accrued severance at June 30, 2001 will be paid during 2001.


  Fourth Quarter 2000 Charges

         We incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in the fourth quarter of 2000 relating primarily to inventory write-offs and other asset impairments and reductions. Of this amount, $7.9 million related to cash provisions or accrued liabilities. The categories of the charge incurred, the actual cash payments and the accrued balances at June 30, 2001 are summarized below:


                                                                         LIABILITY                      BALANCE
                                         DRILLING       ENGINEERED        BALANCE         CASH         LIABILITY
                                         PRODUCTS      CONNECTIONS       12/31/00        PAYMENTS       6/30/01
                                       ------------    ------------    ------------    ------------    ------------
                                                                        (IN THOUSANDS)
Litigation Accrual ................    $         --    $      2,500    $      2,500    $         --    $      2,500
Contingent Liability Accrual ......           4,650              --           4,650              --           4,650
Other Accrued Liabilities .........             594             115             709             285             424
                                       ------------    ------------    ------------    ------------    ------------
          Total ...................    $      5,244    $      2,615    $      7,859    $        285    $      7,574
                                       ============    ============    ============    ============    ============

         We estimate that all of the remaining accrued balances at June 30, 2001 will be paid during 2001.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

GENERAL

         We reported net income of $14.0 million, or $0.13 per share, on revenues of $192.9 million in the second quarter of 2001 compared to a net loss of $0.9 million, or $0.01 per share, on revenues of $115.2 million for the second quarter 2000. For the second quarter of 2001, we reported a total of $37.7 million in EBITDA as compared to $10.5 million for the second quarter of 2000.

SEGMENT RESULTS

  Drilling Products

         The following table sets forth additional data regarding the results of our drilling products segment for the three months ended June 30, 2000 and 2001:


                                                  THREE MONTHS ENDED
                                                        JUNE 30,
                                            ------------------------------
                                                2000              2001
                                            ------------      ------------
                                                    (IN THOUSANDS,
                                                  EXCEPT PERCENTAGES)
Revenues ...............................    $     50,304      $    106,877

Gross Profit ...........................           1,067            24,261
Gross Profit % .........................             2.1%             22.7%
Selling, General and Administrative ....    $      3,666      $      6,483
Operating Income (Loss) ................          (1,116)           20,626
Operating Income (Loss) % ..............            (2.2)%            19.3%
EBITDA (a) .............................    $      2,548      $     25,496
EBITDA % (a) ...........................             5.1%             23.9%


----------

(a) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income (loss) and net income (loss). In addition, EBITDA calculations by one company may not be comparable to another company.

         Our drilling products segment consists of two principal product lines:
(1) drilling products for the oil and gas industry and (2) industrial drilling products for fiber optic cable installation, water well drilling and other industries. To assist in an understanding of our results in this segment, the following table sets forth additional data regarding the results of the oilfield drilling products and industrial product lines for the three months ended June 30, 2000 and 2001:


                                                                        THREE MONTHS ENDED JUNE 30,
                                                      -----------------------------------------------------------------
                                                                 2000                                2001
                                                      ------------------------------      -----------------------------
                                                                        % OF REVENUE                       % OF REVENUE
                                                                        ------------                       ------------
                                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues:
  Oilfield Drilling Products:
     Drill Pipe Products .........................    $     31,643                63%     $     71,964               67%
     Drill Collars and Heavy Weight Drill Pipe ...           6,762                13%           16,340               15%
     Drill Stem Accessories and Other ............           5,635                11%            7,499                7%
                                                      ------------      ------------      ------------     ------------
                                                            44,040                87%           95,803               89%
  Industrial .....................................           6,264                13%           11,074               11%
                                                      ------------      ------------      ------------     ------------
                                                      $     50,304               100%     $    106,877              100%
                                                      ============      ============      ============     ============
Gross Profit (Loss):
  Oilfield Drilling Products .....................    $      1,143                 3%     $     23,025               24%
  Industrial .....................................             (76)               (1)%           1,236               11%
                                                      ------------                        ------------
                                                      $      1,067                 2%     $     24,261               23%
                                                      ============                        ============
Selling, General and Administrative:
  Oilfield Drilling Products .....................    $      3,083                 7%     $      4,987                5%
  Industrial .....................................             583                 9%            1,496               14%
                                                      ------------                        ------------
                                                      $      3,666                 7%     $      6,483                6%
                                                      ============                        ============

         Revenues. Our drilling products revenues increased $56.6 million, or 112%, in the second quarter of 2001 as compared to the same period in 2000 due primarily to significant increases in oil and gas drilling activity. Sales of oilfield drill pipe for the second quarter of 2001 were 2.2 million feet compared to 0.9 million feet for the same period in 2000. The average North American and international rig counts increased by 42% and 19%, respectively, during the second quarter of 2001 as compared to the same period in 2000. Sales of industrial drill pipe also contributed approximately $4.8 million of additional revenues over the prior year due to the purchase of Star Iron Works, Inc. and Seam-Mac Tube, Ltd. in the fourth quarter of 2000 coupled with the initial impact of a restructuring of this product line's operations earlier this year.

         Gross Profit (Loss). Our gross profit in the drilling products segment increased $23.2 million in the second quarter of 2001 as compared to the same period in 2000. This increase was due to increased sales reflecting primarily the strengthening demand for our drilling products in North America as drilling activity increased by 42% coupled with reduced manufacturing costs related to our U.S. oilfield drill pipe. Our average selling price for drill pipe in the period was down due to product mix and lower priced prior commitments. The reduced selling prices were more than offset by higher volumes.

         Selling, General and Administrative. Our selling, general and administrative expenses in the drilling products segment decreased slightly as a percentage of revenues from 7% in the second quarter of 2000 to 6% in the second quarter of 2001. This decrease was due primarily to a higher revenue base related to the increased oil and gas drilling activity, partially offset by increased staffing levels and higher selling, general and administrative expenses in our industrial drill pipe product line.

         Operating Income (Loss). Our drilling products segment reported operating income of $20.6 in the second quarter of 2001 as compared to an operating loss of $1.1 million for the same period in 2000. This increase primarily reflects the strengthening demand for our products as oil and gas production activity continued to recover from the low levels in 1999 and into 2000 and increased equity earnings related to our investment in Voest-Alpine.

         Other. Other significant factors affecting our second quarter 2001 results in our drilling products segment included:

o Our production of oilfield drill pipe for the second quarter of 2001 was 2.3 million feet, which exceeded our goal of 2.0 million feet for the quarter. This compares to production in the first quarter of 2001 of approximately 1.8 million feet.

o Average pricing received for sales of oilfield drill pipe during the second quarter of 2001 was $28.34 per foot compared to $26.98 per foot in the first quarter of 2001.

o        The second quarter of 2001 was positively impacted by a decline in U.S.
         oilfield drill pipe manufacturing costs of approximately $0.50 per foot.

o Our oilfield drill stem backlog at July 31, 2001, was $190.0 million compared to $106.0 million and $197.0 million at December 31, 2000 and March 31, 2001, respectively. Our drill stem production is substantially booked through November 2001, with backlog extending into the first quarter of 2002. New orders, however, have recently slowed down from the high level experienced in the first quarter of 2001, which was predominately related to North American land drilling.
         Our results in 2002 will be dependent on increased international and offshore orders.

  Engineered Connections

         Our engineered connections segment showed continued quarter-on-quarter improvement during the second quarter of 2001. The growth reflected the strong demand for premium completion tubulars and connections due to increased drilling activity, in particular for natural gas, in North America. We also benefited from increasing prices and lower average costs associated with higher production volume and the resulting increased manufacturing cost absorption rates. However, margins declined slightly in the second quarter due to product mix when compared to the first quarter of 2001.

         The following table sets forth additional data regarding the results of our engineered connections segment for the three months ended June 30, 2000 and 2001:

                                                THREE MONTHS ENDED
                                                      JUNE 30,
                                            -----------------------------
                                                2000             2001
                                            ------------     ------------
                                                (IN THOUSANDS, EXCEPT
                                                     PERCENTAGES)
Revenues ...............................    $     64,893     $     86,032
Gross Profit ...........................          13,910           19,800
Gross Profit % .........................            21.4%            23.0%
Selling, General and Administrative ....    $      4,821     $      6,162
Operating Income .......................           9,089           13,638
Operating Income % .....................            14.0%            15.9%
EBITDA (a) .............................    $     12,943     $     17,689
EBITDA % (a) ...........................            19.9%            20.6%


----------

(a) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income (loss) and net income (loss). In addition, EBITDA calculations by one company may not be comparable to another company.


         Our engineered connections segment consists of five principal product lines: (1) Atlas Bradford(R) premium threading and tubing, (2) TCA(TM) critical-service casing and processing, (3) Tube-Alloy(TM) premium accessories, (4) Texas Arai couplings and (5) XL Systems(TM) marine conductors and installation services. The following table sets forth certain additional data regarding these product lines for the three months ended June 30, 2000 and 2001:



                                                           THREE MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------
                                                         2000                          2001
                                               --------------------------    -------------------------
                                                             % OF REVENUE                 % OF REVENUE
                                               ----------    ------------                 ------------
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues:
  Atlas Bradford Threading and Service ....    $   14,359             22%    $   23,356             27%
  TCA .....................................        20,530             32%        24,420             28%
  Tube-Alloy ..............................         8,155             13%        12,775             15%
  Texas Arai ..............................        11,297             17%        15,228             18%
  XL Systems ..............................        10,552             16%        10,253             12%
                                               ----------     ----------     ----------     ----------
                                               $   64,893            100%    $   86,032            100%
                                               ==========     ==========     ==========     ==========
Gross Profit:
  Atlas Bradford Threading and Service ....    $    3,922             27%    $    6,249             27%
  TCA .....................................         4,672             23%         5,283             22%
  Tube-Alloy ..............................         2,791             34%         3,657             29%
  Texas Arai ..............................         1,059              9%         2,742             18%
  XL Systems ..............................         1,466             14%         1,869             18%
                                               ----------                    ----------
                                               $   13,910             21%    $   19,800             23%
                                               ==========                    ==========
Selling, General and Administrative:
  Atlas Bradford Threading and Service ....    $      978              7%    $    1,807              8%
  TCA .....................................           407              2%           408              2%
  Tube-Alloy ..............................         1,164             14%         1,119              9%
  Texas Arai ..............................           955              8%           974              6%
  XL Systems ..............................         1,317             12%         1,854             18%
                                               ----------                    ----------
                                               $    4,821              7%    $    6,162              7%
                                               ==========                    ==========

         Revenues. Our engineered connections segment revenues increased $21.1 million, or 33%, in the second quarter of 2001 as compared to the same period in 2000 due primarily to significant increases in oil and gas drilling and completion activity. The average U.S. gas rig count increased 56% during the second quarter of 2001 as compared to the same period in 2000. The growth in revenues reflects the continued demand for our highly engineered tubing and casing products for critical deep gas and offshore drilling and completion applications as well as improved demand for our newly developed premium thread technology. Combined sales of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines in the second quarter of 2001 were 41% higher than in the second quarter of 2000 and collectively comprised 70% of total revenue for the engineered connections segment.

         Gross Profit. The gross profit of our engineered connections segment increased $5.9 million in the second quarter of 2001 as compared to the same period in 2000. Combined gross profit of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines in the second quarter of 2001 were 33% higher than in the same period in 2000 and collectively comprised 77% of the gross profit for the engineered connections segment. This increase relates primarily to the growth in demand for our highly engineered tubing and casing products and price increases that we initiated in the latter part of 2000. Additionally, higher production volumes resulted in higher fixed cost absorption during 2001. Gross profit in the second quarter of 2000 benefited from a favorable product mix in the quarter, which included higher margin sales of Tube-Alloy's vacuum insulated tubing product line.

         Selling, General and Administrative. Selling, general and administrative expenses in the engineered connections segment remained flat as a percentage of revenues at 7% for the second quarter of 2000 and 2001.

         Operating Income. Our engineered connections operating income increased $4.5 million, or 50%, in the second quarter of 2001 as compared to the same period in 2000. This increase reflects the strong demand for our premium tubular products driven by the increased oil and gas drilling and completion activity. Combined operating income of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines in the second quarter of 2001 were 34% higher than in the second quarter of 2000 and collectively comprised 87% of the operating income for the engineered connections segment.

         Other. Other significant factors affecting our second quarter 2001 results in our engineered connections segment included:

         o Our engineered connections segment performed well in the quarter, but had a slightly less profitable product mix during the second quarter of 2001 compared to the first quarter of 2001. This was evidenced by an increase in revenues of around 10% with a decline in margins of around 2% when compared to the first quarter of 2001.

         o Pricing for our TCA(TM) product line was slightly up from first quarter of 2001. This increase was partially offset by a change in product mix due to reduced distributor purchases during the quarter in light of their high inventory levels.

         o Volumes of threads and tubulars for our Atlas Bradford(R) product line were up in the second quarter of 2001 when compared to the first quarter, and pricing was stable. However, this product line experienced flat revenues and a slight decrease in operating income primarily due to changes in product mix.

         o Our Tube-Alloy(TM) product line performed well in the second quarter of 2001, with revenues up 11% from the first quarter of 2001. However, operating income and EBITDA were essentially flat with the first quarter of 2001 due to product mix.

         o Our Texas Arai product line recorded an increase in revenues for the second quarter of around 10%, with operating income up around 70%. These improved results reflect both increased sales volumes and higher average pricing in the second quarter of 2001.

         o Our XL Systems product line reported break-even operating income in the second quarter of 2001 as compared to an operating loss of approximately $1.0 million in the first quarter of 2001. The improved results are attributable to increased sales and market penetration and an increased focus on profit associated with the operational restructuring implemented in February 2001.

  Other Items

         Corporate General and Administrative. Our corporate general and administrative expenses increased $0.5 million in the second quarter of 2001 as compared to the same period in 2000. This increase was primarily due to overhead costs for additional financial, accounting, legal, marketing and other administrative expenses required by Grant Prideco as a separate public entity following our spinoff from Weatherford in April 2000.

         Interest Expense. Our interest expense increased $3.2 million in the second quarter of 2001 as compared to the same period in 2000. Increased borrowings included the revolving credit and letter of credit facility agreement, which we entered into in April 2000 coupled with the $200 million 9 5/8% Senior Notes which were issued in December 2000.

         Tax Benefit (Provision). Our effective tax rate in the second quarter of 2001 was 35%, as compared to 28% in the same period in 2000. The tax rate increase in the second quarter of 2001 is attributable to a significant increase in pre-tax income. We reported pre-tax income of $21.8 million in the second quarter of 2001 as compared to a pre-tax loss of $1.2 million for the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

GENERAL

         We reported a net loss of $7.8 million, or $0.07 per share, on revenues of $349.6 million for the six months ended June 30, 2001 compared to a net loss of $10.5 million, or $0.10 per share, on revenues of $222.5 million for the same period in 2000. Our results for 2001 included $43.0 million (before tax) in other charges described above. Excluding the impact of these charges, our net income for the six months ended June 30, 2001 was $20.2 million, or $0.18 per share. For the six months ended June 30, 2001, we reported $64.8 million in EBITDA, excluding other charges, as compared to $10.5 million for the same period in 2000.

SEGMENT RESULTS

  Drilling Products

         The following table sets forth additional data regarding the results of our drilling products segment for the six months ended June 30, 2000 and 2001:



                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               2000               2001
                                                           ------------      ------------
                                                                   (IN THOUSANDS,
                                                                EXCEPT PERCENTAGES)
Revenues ..............................................    $     97,166      $    187,260
Gross Profit (Loss) ...................................          (4,683)           29,198(a)
Gross Profit (Loss) % .................................            (4.8)%            15.6%
Selling, General and Administrative ...................    $      7,449      $     12,526
Operating Income (Loss) ...............................         (10,042)            3,594(a)(b)
Operating Income (Loss) % .............................           (10.3)%             1.9%
Operating Income (Loss), Before Other Charges .........    $    (10,042)     $     29,777(c)
Operating Income (Loss) %, Before Other Charges .......           (10.3)%            15.9%
EBITDA, Before Other Charges(d) .......................    $     (2,285)     $     39,655(c)
EBITDA %, Before Other Charges(d) .....................            (2.4)%            21.2%


----------

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

         Our drilling products segment consists of two principal product lines:
(1) drilling products for the oil and gas industry and (2) industrial drilling products for fiber optic cable installation, water well drilling and other industries. To assist in an understanding of our results in this segment, the following table sets forth additional data regarding the results of the oilfield drilling products and industrial product lines for the six months ended June 30, 2000 and 2001:

                                                              SIX MONTHS ENDED JUNE 30,
                                            ------------------------------------------------------------------
                                                        2000                                2001
                                            ------------------------------      ------------------------------
                                                              % OF REVENUE                        % OF REVENUE
                                                              ------------                        ------------
                                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues:
  Oilfield Drilling Products:
     Drill Pipe Products ...............    $     59,703                61%     $    120,346                64%
     Drill Collars and Heavy Weight
        Drill Pipe......................          13,981                14%           31,167                17%
     Drill Stem Accessories and Other...           8,972                 9%           10,717                 6%
                                            ------------      ------------      ------------      ------------
                                                  82,656                84%          162,230                87%
  Industrial ...........................          14,510                16%           25,030                13%
                                            ------------      ------------      ------------      ------------
                                            $     97,166               100%     $    187,260               100%
                                            ============      ============      ============      ============
Gross Profit (Loss):(a)
  Oilfield Drilling Products ...........    $     (5,784)               (7)%    $     31,912                20%
  Industrial ...........................           1,101                 8%           (2,714)              (11)%
                                            ------------                        ------------
                                            $     (4,683)               (5)%    $     29,198                16%
                                            ============                        ============
Gross Profit (Loss), Before Other
Charges:(b)
  Oilfield Drilling Products ...........    $     (5,784)               (7)%    $     36,293                22%
  Industrial ...........................           1,101                 8%            1,178                 5%
                                            ------------                        ------------
                                            $     (4,683)               (5)%    $     37,471                20%
                                            ============                        ============
Selling, General and Administrative:
  Oilfield Drilling Products ...........    $      6,398                 8%     $      9,320                 6%
  Industrial ...........................           1,051                 7%            3,206                13%
                                            ------------                        ------------
                                            $      7,449                 8%     $     12,526                 7%
                                            ============                        ============

----------

(a) Includes $8.3 million of charges ($4.4 million for Oilfield Drilling Products and $3.9 million for Industrial) in the first quarter of 2001 related to inventory write-offs and capitalized manufacturing variance write-offs, which have been classified as cost of sales.

(b)      Excludes $8.3 million of other charges discussed in (a) above.


         Revenues. Our drilling products revenues increased $90.1 million, or 93%, for the six months ended June 30, 2001 as compared to the same period in 2000 due primarily to significant increases in oil and gas drilling activity. Sales of oilfield drill pipe for the six months ended June 30, 2001 were 3.9 million feet compared to 1.7 million feet for the same period in 2000. The average North American and International rig counts increased by 37% and 22%, respectively, during the six months ended June 30, 2001 as compared to the same period in 2000. Sales of industrial drill pipe also contributed approximately $10.5 million of additional revenues over the prior year due to the purchases of Star Iron Works, Inc. and Seam-Mac Tube, Ltd. in the fourth quarter of 2000.

         Gross Profit (Loss). Our drilling products segment reported gross profit of $29.2 million for the six months ended June 30, 2001 as compared to a gross loss of $4.7 million for same period in 2000. Excluding the effects of the first quarter of 2001 charge of $8.3 million, our drilling products business reported gross profit of $37.5 million. This increase was due to increased drill pipe demand in North America and our increase in production this year to meet demand. Manufacturing costs also decreased in the period due to improved manufacturing efficiencies. Our average selling price for drill pipe in the period was down due to product mix and lower priced prior commitments. The reduced selling prices were more than offset by higher volumes.

         Selling, General and Administrative. Our selling, general and administrative expenses in the drilling products segment slightly decreased as a percentage of revenues from 8% in the first six months of 2000 to 7% for the same period in 2001. This decrease was due primarily to a higher revenue base related to the increased oil and gas drilling activity, partially offset by higher industrial drill pipe selling, general and administrative expenses and increased oilfield drill pipe staffing levels.

         Operating Income (Loss). Our drilling products segment reported operating income of $3.6 million for the six months ended June 30, 2001 as compared to an operating loss of $10.0 million for the same period in 2000. Excluding the effects of the first quarter of 2001 charge of $26.2 million, our drilling products business reported operating income of $29.8 million. This increase primarily reflects the strengthening demand for our products as oil and gas production activity continues to recover from the low levels in 1999 and into 2000, reduced manufacturing costs related to our U.S. oilfield drill pipe and increased equity earnings related to our investment in Voest-Alpine.

  Engineered Connections

         Our engineered connections segment showed continued year-on-year and quarter-on-quarter improvement during the second quarter of 2001. The growth reflected the strong demand for premium completion tubulars and connections due to the increased drilling activity, in particular for natural gas, in North America. We also benefited from increasing prices and lower average costs associated with higher production volume and the resulting increased manufacturing cost absorption rates.

         The following table sets forth additional data regarding the results of our engineered connections segment for the six months ended June 30, 2000 and 2001:


                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                 -----------------------------
                                                     2000             2001
                                                 ------------     ------------
                                                     (IN THOUSANDS, EXCEPT
                                                          PERCENTAGES)
Revenues ....................................    $    125,322     $    162,300
Gross Profit ................................          24,215           37,067(a)
Gross Profit% ...............................            19.3%            22.8%
Selling, General and Administrative .........    $      9,256     $     12,351
Operating Income ............................          14,959           24,511(a)(b)
Operating Income % ..........................            11.9%            15.1%
Operating Income, Before Other Charges ......    $     14,959     $     27,189(c)
Operating Income %, Before Other Charges ....            11.9%            16.8%
EBITDA, Before Other Charges(d) .............    $     22,613     $     35,416(c)
EBITDA %, Before Other Charges(d) ...........            18.0%            21.8%


----------

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

         Our engineered connections segment consists of five principal product lines: (1) Atlas Bradford(R) premium threading and tubing, (2) TCA(TM) critical-service casing and processing, (3) Tube-Alloy(TM) premium accessories, (4) Texas Arai couplings and (5) XL Systems(TM) marine conductors and installation services. The following table sets forth certain additional data regarding these product lines for the six months ended June 30, 2000 and 2001:


                                                                 SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------------
                                                           2000                           2001
                                                ---------------------------     ---------------------------
                                                               % OF REVENUE                    % OF REVENUE
                                                               ------------                    ------------
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues:
  Atlas Bradford Threading and Service .....    $    29,011              23%    $    46,269              29%
  TCA ......................................         38,343              31%         45,622              28%
  Tube-Alloy ...............................         14,546              12%         24,256              15%
  Texas Arai ...............................         22,875              18%         29,091              18%
  XL Systems ...............................         20,547              16%         17,062              10%
                                                -----------     -----------     -----------     -----------
                                                $   125,322             100%    $   162,300             100%
                                                ===========     ===========     ===========     ===========
Gross Profit:(a)
  Atlas Bradford Threading and Service .....    $     6,881              24%    $    13,103              28%
  TCA ......................................          7,180              19%         11,300              25%
  Tube-Alloy ...............................          5,764              40%          7,504              31%
  Texas Arai ...............................          2,305              10%          4,514              16%
  XL Systems ...............................          2,085              10%            646               4%
                                                -----------                     -----------
                                                $    24,215              19%    $    37,067              23%
                                                ===========                     ===========

Gross Profit, Before Other Charges:(b)
  Atlas Bradford Threading and Service......    $     6,881              24%    $    13,103              28%
  TCA ......................................          7,180              19%         11,300              25%
  Tube-Alloy ...............................          5,764              40%          7,756              32%
  Texas Arai ...............................          2,305              10%          4,771              16%
  XL Systems ...............................          2,085              10%          2,610              15%
                                                -----------                     -----------
                                                $    24,215              19%    $    39,540              24%
                                                ===========                     ===========
Selling, General and Administrative:
  Atlas Bradford Threading and Service .....    $     1,984               7%    $     3,330               7%
  TCA ......................................            859               2%            806               2%
  Tube-Alloy ...............................          2,167              15%          2,656              11%
  Texas Arai ...............................          1,840               8%          1,946               7%
  XL Systems ...............................          2,406              12%          3,613              21%
                                                -----------                     -----------
                                                $     9,256               7%    $    12,351               8%
                                                ===========                     ===========

----------

(a) Includes a charge in the first quarter 2001 of $2.5 million for inventory write-offs ($0.3 million for Texas Arai, $0.3 million for Tube-Alloy and $1.9 million for XL Systems), which were classified as cost of sales.

(b)      Excludes $2.5 million of other charges discussed in (a) above.


         Revenues. Our engineered connections segment revenues increased $37.0 million, or 30%, for the six months ended June 30, 2001 as compared to the same period in 2000 due primarily to significant increases in oil and gas drilling and completion activity. The average U.S. gas rig count increased 51% during the first six months of 2001 as compared to the same period in 2000. The growth in revenues reflects the continued demand for our highly engineered tubing and casing products for critical deep gas and offshore drilling and completion applications as well as improved demand for our newly developed premium thread technology. Combined sales of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines in the first six months of 2001 were 42% higher than in the same period in 2000 and collectively comprised 72% of total revenue for the engineered connections segment.

         Gross Profit. The gross profit of our engineered connections segment increased $12.9 million for the six months ended June 30, 2001 as compared to the same period in 2000. Combined gross profit of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines in the first six months of 2001 were 61% higher than the same period in 2000 and collectively comprised 86% of the gross profit for the engineered connections segment. The increase relates primarily to growth in demand for our highly engineered tubing and casing products and price increases that we initiated in the latter part of 2000. Additionally, production volume increased, which provided increased utilization of manufacturing facilities and higher fixed cost absorption. Gross profit for the six months ended June 30, 2000 benefited from a favorable product mix, which included higher margin sales of Tube-Alloy's vacuum insulated tubing product line.

         Selling, General and Administrative. Selling, general and administrative expenses in the engineered connections segment increased as a percentage of revenues from 7% for the first six months of 2000 to 8% for the same period in 2001. This increase was due primarily to higher expenses related to our XL Systems marine connection product line, as we have been strengthening our management and sales force personnel to improve market penetration and profitability.

         Operating Income. Our engineered connections operating income increased $9.6 million for the six months ended June 30, 2001 as compared to the same period in 2000. Included in the results for 2001 are other charges of $2.7 million related to inventory write-downs. Excluding the effect of the first quarter of 2001 charge, operating income was $27.2 million, which reflects the increase in demand for our premium tubular products driven by the increased oil and gas drilling and completion activity. Combined operating income of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines for the first six months of 2001 were 70% higher than in the same period in 2000.

  Other Items

         Corporate General and Administrative. Our corporate general and administrative expenses, excluding other severance charges, increased $0.5 million for the six months ended June 30, 2001 as compared to the same period in 2000. This increase was primarily due to overhead costs for additional financial, accounting, legal, marketing and other administrative expenses required by Grant Prideco as a separate public entity following our spinoff from Weatherford in April 2000.

         Interest Expense. Our interest expense increased $6.6 million for the six months ended June 30, 2001 as compared to the same period in 2000. Increased borrowings included the revolving credit and letter of credit facility agreement, which we entered into in April 2000, coupled with the $200 million
9 5/8% Senior Notes which were issued in December 2000.

         Tax Benefit. Our effective tax rate for the six months ended June 30, 2001 was 36%, as compared to 32% for the same period in 2000.

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

         At June 30, 2001, we had cash and cash equivalents of $14.8 million and working capital of $195.0 million as compared to cash and cash equivalents of $8.3 million and working capital of $198.4 million at December 31, 2000. At June 30, 2001, we also had $4.0 million in restricted cash that is subject to dividend and distribution restrictions related to our 54% interest in our H-Tech subsidiary.

         The following table summarizes our cash flows from operating activities, net cash used by investing activities and net cash provided by financing activities for the periods presented (in thousands):


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                          -------------------------------
                                                               2000              2001
                                                          -------------     -------------
                                                                    (UNAUDITED)
Net Cash (Used) Provided by Operating Activities .....    $     (18,138)    $       5,145
Net Cash Used by Investing Activities ................          (10,504)          (13,963)
Net Cash Provided by Financing Activities ............           27,237            15,314

         Net cash flow provided by operating activities increased by $23.3 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 due to increased net income, excluding the non-cash portion of other charges of $28.5 million, and net cash dividends received from our equity investment in Voest-Alpine, which were partially offset by an increase in inventories. Net cash used by investing activities increased by $3.5 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 due primarily to increased capital expenditures for property, plant and equipment related to our capital improvement program to reduce production costs and improve efficiencies. Net cash provided by financing activities decreased by $11.9 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This is primarily due to the fact that Weatherford, our former parent, contributed $17.7 million of cash to us prior to our spinoff in April 2000.

  Capital Expenditures

         Our capital expenditures for property, plant and equipment totaled $9.6 million and $13.1 million for the six months ended June 30, 2000 and 2001, respectively. We currently expect to expend approximately $40 million for capital expenditures for property, plant and equipment during the remainder of 2001 related to our capital improvement program to reduce production costs and improve efficiencies, our manufacturing consolidation projects and maintaining our existing equipment base.

  Credit Facility and Long-Term Debt

         As of June 30, 2001, we had outstanding borrowings of $60.4 million under our revolving credit and letter of credit facility (the "Credit Facility") and $7.3 million had been used to support outstanding letters of credit. As of June 30, 2001, $32.3 million remained available under the Credit Facility. The average interest rate for the outstanding borrowings under the Credit Facility was 7.75% at June 30, 2001. Additionally, at June 30, 2001, there were outstanding borrowings of $0.5 million under a miscellaneous credit facility and $0.7 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the Credit Facility.

         As of June 30, 2001, total long-term debt had decreased $13.4 million from December 31, 2000 to $211.0 million. In January 2001, we made a scheduled debt payment on the Voest-Alpine debt of approximately $1.5 million and in June 2001, a dividend from Voest-Alpine of approximately $9.3 million was applied as a principal payment on the Voest-Alpine debt. The interest rate as of June 30, 2001 was 4.6% per annum. We estimate our required principal and interest payments for our outstanding debt as of June 30, 2001 to be approximately $21.3 million for the remainder of 2001.

         As part of our arrangement to invest in Voest-Alpine, we entered into a four-year supply contract with Voest-Alpine. Under this agreement, we have agreed to purchase a minimum of 60,000 metric tons of "green" tubulars per year through September 2003 at a negotiated third party price that we believe to be beneficial due to market conditions that existed at the time the pricing was established. The volume requirements represents between 50% and 75% of our normal worldwide requirements for this type of tubular for drill pipe and could be resold by us in the international markets. Because this agreement requires us to purchase tubulars regardless of our needs, our purchases under this agreement may be made for inventory during periods of low demand. These types of purchases would require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to use or sell all of the tubular products we are required to purchase from Voest-Alpine.

         Based on our current projected capital expenditures and required principal and interest payments for the remainder of 2001, our operating cash flows, existing cash balances, remaining availability under the Credit Facility, as well as other available sources of debt are expected to satisfy all of our expected commitments. However, depending on the timing of the funding of our capital expenditure program, we may be required to obtain additional debt or equity financing or obtain additional credit facilities. Future financing will be arranged to meet our requirements, with the timing, amount and form of issue dependent on the prevailing market and general economic conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    See Note 11 in the Notes to Financial Statements.

FORWARD-LOOKING STATEMENTS AND EXPOSURES

         In light of the SEC's Regulation FD, we have elected to provide in this report various forward-looking statements and operational data. We have done so to assure full market disclosure of information that we generally make available to our investors and securities analysts. We expect to provide updates to this information on a regular basis in our periodic and current reports filed with the SEC. We have also made our investor conference calls open to all investors and encourage all investors to listen in on these calls. We anticipate that we will publicly announce the call-in information in a press release before such calls. We are providing this information to assist our stockholders in better understanding our business. These expectations reflect only our current view on these matters and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met, and our actual results will likely vary (up or down) from those currently projected. These estimates speak only of our expectations as of the date of this report and we make no undertaking to update this information. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed during the quarter that would impact our expectations.

Expectations for the Second Half 2001 and Fiscal 2002

         As previously noted, as we look forward at our projected results, we currently expect to report earnings per share in the third and fourth quarter of 2001 in the mid teens ($0.14 to $0.18 per share) and high-teens to mid-20's ($0.18 to $0.27 per share), respectively. Looking beyond 2001, we currently expect that our earnings for 2002 will be in the range of $0.70 to $1.20 per share.

         Investors should be cautioned that our actual earnings for 2001 and 2002 are subject to significant uncertainty due to the recent changes in natural gas prices and the unknown effect that these changes will have on North American rig counts and demand for our products and services. Our projections are based upon our beliefs regarding future rig count changes and their affects on our operations, and there can be no assurance that actual results will not be materially different. Our actual results of operations will be highly dependent on the actual affect that changes in natural gas prices will have on domestic rig counts as well as any other changes that might impact oil and natural gas prices in North America or internationally. Our results of operations also are dependent upon our ability to increase our production of drill stem products to our targeted levels of production, our ability to maintain the pricing increases we have achieved in our drill stem product line, our ability to maintain our current market shares in our various businesses, our ability to generate income from our industrial drill pipe and marine connection product lines, our ability to reduce our manufacturing costs, and general world economic trends. Any material unexpected change in the markets or changes that affect the assumptions used by us in modeling our 2001 and 2002 results will affect our actual results.

         In modeling our earnings for 2001 and 2002, we have made the following assumptions regarding our operations and markets. Although we believe, as of the date this report is filed, that these assumptions are reasonable, there can be no assurance that they will be correct in the future.

General

o There will be some decline in North American rig counts, ranging anywhere between 100 rigs to 400 rigs, depending upon natural gas prices during the remainder of 2001 and into 2002.

o Natural gas prices will range between $2.50 to $3.50 per MMBtu during the remainder of 2001 and the first half of 2002. Natural gas prices in the second half of 2002 will recover to the high $3.00 to $4.00 per MMBtu range. We expect that any decline in demand later this year and early next year for our products and services would be followed by a relatively quick recovery in the second half of 2002.

o International drilling activity will continue to increase and international demand for our drill stem products will continue to be relatively strong.

o We expect our effective tax rate to be 35% to 37% for the second half of 2001.

Drilling Products

o There will be some softening of demand in the second half of this year, with the extent of that softening being heavily dependent on natural gas prices. As a result, we would expect that our drill pipe order rates will moderate over the next few months until greater visibility into 2002 is seen by our customers. Although we do not currently expect a decline, it is possible that drill pipe sales could decline in the range of around 5% to 10% over third quarter levels depending on order rates for the fourth quarter.

o Our sales in 2002 could be down 10% to 15% in the first half of the year, with the greatest declines being in our lowest margin drill stem products used for the United States land rig market. Based on our belief that any decline in natural gas will be relatively short-lived, we would expect sales to again increase in the second half of the year. In planning for next year in a soft market, we would expect that our drill pipe sales could be anywhere between 6 million and 10 million feet, depending on whether our rig count assumptions are accurate and where rig counts actually fall within our projections. The actual volume will be dependent on the level of international and offshore activity and purchases and on the speed in which there is a recovery in natural gas prices and a return to a higher North American rig count. In addition, the impact of moderate capital spending by our customers for drill pipe over the past three years could result in additional incremental demand.

o Demand changes caused by falling North American natural gas prices will be most sensitive in North America, including the shallow waters of the Gulf of Mexico, where we would expect that purchases would be primarily for the replacement of drill pipe on existing rigs.

o International activity will likely increase over this year absent a substantial decline in world oil prices. This increase is not expected to be sufficient to offset lower North American activity. We estimate that over 60% of our oilfield drilling products orders over the past two months have been for the international markets or for deeper water projects.

o Our drill collar and heavy weight drill pipe sales would be expected to moderate on a similar basis as our drill pipe sales, with drill collars likely being affected the most.

o We currently expect that our drill stem pricing will continue to hold up and remain at or about their current levels throughout the remainder of the year and be relatively stable in 2002. Accordingly, based on our current backlog and production schedules, we expect that average pricing in the fourth quarter will be around $35 a foot and that third quarter sales will be between $33 and $35 a foot. We would expect that average pricing for most of 2002 to be around the $35 per foot range, with variations being dependent on mix and improvements in the international markets.

o Our production of drill pipe will exceed 2.5 million feet in the third quarter and between 2.3 to 2.8 million feet in the fourth quarter, depending upon our customer requirements and our response to market conditions existing at that time.

o Our industrial drill pipe product line will be profitable in the second half of 2001, excluding any charges associated with the closure of our Stephenville facility.

o Earnings from our interest in Voest-Alpine may decline to the extent its sales of premium tubulars in the U.S. fall due to lower demand. Depending on demand and Voest-Alpine's ability to replace North American sales with equivalent international sales, this decline could be substantial.

o We will continue to see benefits from our operational restructuring. In this regard, we have targeted our drill stem manufacturing costs to decrease by $1.00 to $2.00 per foot in 2002 as compared to the costs incurred during the first quarter of 2001. Our expectations do not assume that we will lose any cost benefits from any reductions in production volumes. In this regard, we have assumed our gross profit in our oilfield drill stem product line will increase to around 30% by the fourth quarter of 2001.

Engineered Connections

o Our premium threading, casing and accessory business will be impacted primarily to the extent a decline affects offshore and deep land gas wells. Our expectation is that other than shallow offshore shelf drilling, the offshore and deep gas markets will be impacted substantially less than other markets. We estimate that over 80% of our premium threading, casing and accessory business is for offshore and deep gas land wells. For the second half of 2001, we would expect a sales decline of 10% to 15% and a similar decline during the first half of 2002. We would expect a strong recovery during the second half of 2002 and do not expect to see significant price deterioration.

o Our coupling business will be impacted more by lower land activity and lower sales of tubulars used for natural gas.

o Our marine connection business, which serves the Gulf of Mexico and the international offshore markets, is not expected to be materially affected by a downturn in North American land drilling.

o Our gross profit for all of our engineered connection segment operations are expected to average around 18% to 22% during 2002.

o We currently expect that pricing for our premium engineered connections segment will soften slightly in the fourth quarter and into next year depending on demand.

o We expect that distributor inventories will continue to be brought down in contemplation of a market decline in North America and year-end desired inventory levels. These inventories levels, however, will likely increase in early 2002, with the increase being dependent on activity.

         Our projections for the remainder of 2001 and 2002 are also based on the following assumptions regarding our business and the industries we serve, which are subject to modification from time to time as more fully described below under "Risk Factors and Exposures." If any of these assumptions is not borne out, our results could vary materially from those currently projected.

o        Oil prices will trade on average in the mid-$20 a barrel range.

o        International rig activity and volumes will continue to pick up.

o We will not experience any material unusual losses, expenses or charges associated with litigation, warranty claims, environmental matters or property losses.

o Our marine connection product lines will not be further materially affected by the impact of the Watts litigation described in our Annual Report on Form 10-K.

o Our utility costs, labor costs and other expenses will not increase substantially from their current levels.

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

o Capital expenditures for the remainder of 2001 will be approximately $40 million and will relate primarily to the addition of revenue producing assets, and capital expenditures for the first half of 2002 will be around $25 to $30 million. We expect to monitor our capital expenditures in light of market conditions, but do intend to continue with our current capital improvement program in order to reduce our manufacturing costs, increase our efficiencies and provide greater production flexibility.

o There will be no material adverse affect on our operations as a result of the Section 201 Investigation by the International Trade Commission into steel imports into the United States.

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

         AN UNEXPECTED MATERIAL DECLINE IN NORTH AMERICAN AND WORLDWIDE DRILLING ACTIVITY WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Our business is materially dependent on the level of drilling activity in North America and worldwide, which in turn depends primarily on prices for oil and gas. Lower drilling activity not only decreases demand for our products, but following rapid declines in drilling such as occurred in late 1998, the resulting oversupply of used drill pipe of reasonable quality further impairs our revenues. In general, we believe that our drill stem business trails changes in the rig count by six to nine months due in part to the time required for the industry to consume excess inventory of stockpiled used drill pipe and our ability to produce our backlog during declining markets. When drilling activity declined in the second half of 1998 and 1999, our revenues and profitability declined significantly. In addition, substantially all of our customers are engaged in the oil and gas industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables extensions of credit. We maintain reserves for potential credit losses, and generally, actual losses have historically been within our expectations.

         As noted above, recent declines in natural gas prices have created uncertainty regarding our future results of operations. The actual impact of these declines in natural gas prices on rig counts and demand for our products and services will depend upon the actual length and depth of such price declines. We currently do not expect North American rig counts to fall more than 100 to 400 rigs, and we expect international rig counts to increase. Our current expectations are that natural gas prices will rebound by the second half of 2002 and that North American rig counts and demand for our products and services will return during this same period of time. We do not expect that there will be any declines in worldwide oil prices that would adversely affect international rig counts or international demand for our products and services. If our assumptions are incorrect in this regard, our results of operations as well as our financial condition for 2001 and 2002 could be materially adversely affected.

         AN ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES AND OUR RESULTS OF OPERATIONS.

         Demand for oil and natural gas is influenced by numerous factors, including the North American and worldwide economies as well as activities of the Organization of Petroleum Exporting Countries (OPEC). The United States and worldwide economies (particularly Europe and Japan) have slowed during 2001. The decline in the United States economy has impacted demand for natural gas and resulted in a softening in gas prices and projected natural gas drilling activity. If these slow downs were to materially effect demand for oil and gas beyond the assumptions we have made, our projections, results of operations and financial condition could be materially adversely affected. In addition, if actions by OPEC to increase its production of oil adversely affected world oil prices, additional declines in rig counts could result beyond our assumptions, particularly internationally, and our results of operations and financial condition could be materially adversely affected.

         OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS FOR 2001 AND 2002 IS BASED UPON OUR ABILITY TO SUCCESSFULLY INCREASE OUR MANUFACTURING CAPACITY, WHICH CAN BE ADVERSELY AFFECTED BY UNEXPECTED COSTS AND DISRUPTIONS.

         We have recently taken steps to increase our manufacturing capacity and reduce manufacturing costs in all of our manufacturing operations. These activities are ongoing and will continue throughout 2001, with the goal of being able to manufacture between 2.8 and 3.0 million feet of drill pipe per quarter by the end of 2001. These steps include reallocation of manufacturing capacity among our existing product lines as well as bringing new and refurbished equipment online. Our forward-looking statements assume that the manufacturing expansion and consolidation are completed without any material disruptions or delays. If there are any material disruptions or excess costs associated with the manufacturing changes, our results of operations during 2001 and 2002 could be materially adversely affected.

         OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS FOR 2001 AND 2002 IS BASED UPON OUR ABILITY TO MAINTAIN PRICES FOR OUR DRILL STEM PRODUCTS, WHICH CAN BE ADVERSELY AFFECTED BY CHANGES IN INDUSTRY CONDITIONS AND COMPETITIVE FORCES.

         Beginning in 2001, we initiated substantial price increases for our drill stem products, with the expectation that these price increases will begin benefiting revenues and operating profit during the third quarter of 2001. Our ability to maintain these price increases are subject to various risks, including adverse changes in industry conditions and regulation as well as unexpected actions by our competitors. Although we project some slowdown in North American demand, we believe our prices are now at realistic market levels and we do not expect to see any material price declines during 2001 or 2002. If market conditions or other factors cause us to decrease prices, our results could be materially adversely affected.


         OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC OR OTHER RISKS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         During the second quarter of 2001, we derived approximately 13% of our total revenues from our facilities outside the United States. In addition, a large part of our sales from our domestic locations were for use in foreign countries. We expect this percentage to increase substantially as demand for our drill stem products improves internationally and our expectations for 2001 and 2002 depend on our ability to increase our international sales. In addition, many of our key manufacturing operations are outside of the

United States. Our operations in certain international locations, including Mexico, Austria, Italy, China and Indonesia, are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

         o currency fluctuations and potential devaluations in most countries, in particular those in South America and Asia and,

         o currency restrictions and limitations on repatriation of profits in various countries and political instability.

         Our foreign operations may suffer disruptions, and we may incur losses that will not be covered by insurance. Any material currency fluctuations or devaluations or political disruptions that disrupt oil and gas exploration and production or the movement of funds and assets could materially adversely affect our results of operations and financial position.

         OUR LONG-TERM SUPPLY CONTRACT MAY OBLIGATE US TO PURCHASE UNNEEDED MATERIALS, AND AN INCREASE IN THE COST OF EUROS WOULD MAKE THOSE MATERIALS MORE EXPENSIVE TO US.

         We have entered into an agreement with Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG, an entity of which we own 50.01%, to purchase 60,000 metric tons of raw materials per year through September 2003. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any "anti-dumping" duties in the United States on the resale of these tubulars, which could affect our ability to resell the tubulars in the United States. Further, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offsetting revenues in Euros, and we cannot currently hedge against this contract for its entire term. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could materially adversely affect our results of operations.

         WE COULD BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Many of our products are used in hazardous drilling and production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment, as well as the suspension of the end-user's operations. If our products were to be involved in any of these difficulties, we could face litigation and may be held liable for those losses. Our insurance coverage may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we may not be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any claims made under our policies likely will cause our premiums to increase. Any future damages deemed to be caused by our products or services that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our results of operations and financial condition.

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

         OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED IF AN ADVERSE DETERMINATION AND REMEDY WERE IMPOSED BY THE SECTION 201 STEEL INVESTIGATION.

         In June 2001, the Bush Administration requested that the International Trade Commission (ITC) initiate an investigation under Section 201 of the trade laws into whether imports of foreign steel into the United States during the past five years has had a serious adverse affect on the domestic industry. Included in this investigation will be imports of drill pipe green tubes and tool joints, which we acquire from our international operations. In addition, Voest Alpine, of which we have a 50.01% interest, imports finished tubing and casing into the United States.

         Due to the current strong OCTG market in the United States, we do not believe it is likely that the ITC will find that OCTG or drill pipe imports will cause serious injury to the U.S. steel industry. If injury is found, we do not believe that imports of our green drill pipe or tool joints will be adversely effected, although some quotas could be put on Voest Alpine's OCTG imports to third parties. Our forward-looking statements assume there will be no adverse effects on our ability to import from our foreign subsidiaries. Any result to the contrary could have a material adverse affect on our results of operations.

         WE COULD BE SUBJECT TO ADDITIONAL EXPENSES FROM THE WATTS LITIGATION.

         As more fully described in our Annual Report on Form 10-K, we have recorded a reserve as a result of a jury verdict in litigation involving John D. Watts and our XL Systems subsidiary. The trial judge has the discretion to award additional damages and attorneys' fees that could increase our liability by an additional $3.5 million to $4.5 million, which could reduce our net income. The trial judge also has the discretion to permanently enjoin us from utilizing the premium connection that was the subject of the litigation in its current configuration in the United States. We have identified and currently are testing a redesign of this connection that will be outside the scope of the trial court's and jury's decision, and therefore, do not expect any injunction to have a material effect on our operations.


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

         Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See Note 7.

         At June 30, 2001, we had open forward contracts and call options to exchange U.S. dollars for Euros at a fair value loss of $3.2 million. If a 10% change in the forward rate of Euros were to occur subsequent to June 30, 2001, the fair value of the open forward contracts and call options would change by approximately $0.3 million. We recognized hedging losses of $0.6 million in the first quarter of 2001.

INTEREST RATES

         We are and will be subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable interest rate borrowings. We are subject to market risk exposure related to changes in interest rates on our credit facility and certain variable rate indebtedness. As of June 30, 2001, we had borrowed $60.4 million under our credit facility. Additionally, at June 30, 2001, there were outstanding borrowings of $0.5 million under a miscellaneous credit facility, and there was $6.4 million of variable interest rate debt outstanding. Based upon these balances, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis. Excluding the 9 5/8% Senior Notes due 2007, most of our borrowings are at variable rates and therefore the fair value of these borrowings approximates book value. The fair value of our long-term debt at June 30, 2001 was $212.3 million as compared to a carrying value of $206.2 million.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective May 1, 2001, we issued approximately 0.6 million shares of Grant Prideco common stock in a private placement pursuant to Section 4 (2) of the Securities Act of 1933, as amended. The shares were issued in connection with our acquisition of Intellipipe, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On June 6, 2001, we held our annual meeting of stockholders. The only matter voted upon at this meeting was the annual election of directors. The following summarizes the votes at such meeting:



                                DIRECTOR                      VOTES FOR                VOTES AGAINST
                     -------------------------------    -----------------------     ---------------------

                     Bernard J. Duroc-Danner                    101,907,955                  172,146
                     Eliot M. Fried                             101,907,819                  172,282
                     Curtis W. Huff                              95,694,557                6,385,544
                     Sheldon B. Lubar                           101,907,105                  172,996
                     William E. McCaulay                        101,907,490                  172,611
                     Robert K. Moses, Jr.                       101,906,991                  173,110
                     Robert A. Rayne                            101,906,630                  173,471


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

               10.1 Employment Agreement with Louis A. Raspino.

      (b) Three reports on Form 8-K were filed during the quarter ended June 30, 2001.

            Current Report on Form 8-K dated April 26, 2001 announcing the appointment of Ernst & Young LLP as Grant Prideco's independent accountants for the year ending December 31, 2001, with letter regarding change in certifying accountants as Exhibit 16.1.

            Current Report on Form 8-K dated May 3, 2001 which included our press release dated May 3, 2001 as Exhibit 99.1, announcing financial results for the quarter ended and year ended March 31, 2001. Also included as Exhibit 99.2 was a press release relating to the retirement of the chief financial officer.

            Amendment No. 1 on Form 8-K/A dated April 26, 2001 to Current Report on Form 8-K originally filed on April 26, 2001 announcing the appointment of Ernst & Young LLP as Grant Prideco's independent accountants for the year ending December 31, 2001, with letter regarding change in certifying accountants as Exhibit 16.1, clarifying that there were no disagreements with Arthur Andersen LLP, our independent accountants previously engaged as our principal accountants, through the interim period ending April 26, 2001.

                                    SIGNATURE

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GRANT PRIDECO, INC.

                                  By:          /s/ LOUIS A. RASPINO
                                     ------------------------------------------
                                               Louis A. Raspino*
                                     Vice President and Chief Financial Officer


                                    * Also signing on behalf of each of the
                                    additional Registrants, other than Grant
                                    Prideco USA, LLC.


                                  GRANT PRIDECO, USA, LLC.

                                  By:         /s/ SAL SEGRETO
                                      -----------------------------------------
                                               Sal Segreto
                                                President



Date: August 14, 2001

                                 EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
------       -----------
 10.1        Employment Agreement with Louis A. Raspino.