Form 10-Q
period 2001-09-30
GRANT PRIDECO INC
filed 2001-11-14
CIK 1097313

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 001-15423


                               GRANT PRIDECO, INC.
               (SEE TABLE OF ADDITIONAL REGISTRANTS ON NEXT PAGE)
             (Exact name of Registrant as specified in its Charter)

                   DELAWARE                          76-0312499
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)

             1330 POST OAK BLVD.
                  SUITE 2700
                HOUSTON, TEXAS                          77056
    (Address of principal executive offices)          (Zip Code)


                                 (832) 681-8000
               (Registrant's telephone number, include area code)


                             1450 LAKE ROBBINS DRIVE
                                    SUITE 600
                           THE WOODLANDS, TEXAS 77380

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


               TITLE OF CLASS                OUTSTANDING AT NOVEMBER 8, 2001
               --------------                -------------------------------
        Common Stock, par value $0.01                 109,378,304


================================================================================

                         TABLE OF ADDITIONAL REGISTRANTS


                                                              JURISDICTION OF
                               NAME**                            FORMATION          EMPLOYER ID
                   -----------------------------------        ---------------       -----------
                   GP Expatriate Services, Inc. ......            Delaware          76-0632330
                   Grant Prideco Holding, LLC ........            Delaware          76-0635560
                   Grant Prideco, L.P. ...............            Delaware          76-0635557
                   Grant Prideco USA, LLC ............            Delaware          51-0397748
                   Star Operating Company ............            Delaware          76-0655528
                   TA Industries, Inc. ...............            Delaware          76-0497435
                   Texas Arai, Inc. ..................            Delaware          74-2150314
                   Tube-Alloy Capital Corporation ....              Texas           76-0012315
                   Tube-Alloy Corporation ............            Louisiana         72-0714357
                   XL Systems International, Inc .....            Delaware          76-0602808
                   XL Systems, L.P. ..................              Texas           76-0324868

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GRANT PRIDECO, INC.

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)


                                                                        DECEMBER 31,      SEPTEMBER 30,
                                                                            2000              2001
                                                                        ------------      -------------
                                                                                           (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents ..........................................   $    8,315        $   14,904
  Restricted Cash ....................................................        4,000             5,858
  Accounts Receivable, Net of Allowance for Uncollectible
    Accounts of $1,897 and $1,167 at December 31, 2000
    and September 30, 2001, respectively .............................      132,067           165,724

  Inventories ........................................................      200,252           212,980
  Current Deferred Tax Asset .........................................       23,995            23,932
  Other Current Assets ...............................................        8,404            11,019
                                                                         ----------        ----------
                                                                            377,033           434,417
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Machinery and Equipment ............................................      234,597           243,860
  Land, Buildings and Other Property .................................       96,831           102,998
                                                                         ----------        ----------
                                                                            331,428           346,858
         Less: Accumulated Depreciation ..............................      118,647           127,792
                                                                         ----------        ----------
                                                                            212,781           219,066
GOODWILL, NET ........................................................      232,140           228,349
INVESTMENT IN UNCONSOLIDATED AFFILIATES ..............................       38,952            45,588
DEFERRED TAX ASSET ...................................................          336               703
OTHER ASSETS .........................................................       31,322             9,799
                                                                         ----------        ----------
                                                                         $  892,564        $  937,922
                                                                         ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-Term Debt ........   $   38,160        $   79,871
  Accounts Payable ...................................................       84,451            80,447
  Current Deferred Tax Liability .....................................        2,278             2,347
  Customer Advances ..................................................        2,275             2,086
  Accrued Labor and Benefits .........................................       14,101            21,253
  Other Accrued Liabilities ..........................................       37,320            37,195
                                                                         ----------        ----------
                                                                            178,585           223,199
LONG-TERM DEBT .......................................................      219,104           205,663
DEFERRED INCOME TAXES ................................................       40,378            40,715
MINORITY INTEREST ....................................................        1,098             1,633
OTHER LONG-TERM LIABILITIES ..........................................       21,896            16,031
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 Par Value ......................................        1,085             1,092
  Capital in Excess of Par Value .....................................      349,436           362,290
  Treasury Stock, at Cost ............................................       (1,046)           (2,211)
  Retained Earnings ..................................................       97,109           106,623
  Deferred Compensation Obligation ...................................        4,973             6,045
  Accumulated Other Comprehensive Loss ...............................      (20,054)          (23,158)
                                                                         ----------        ----------
                                                                            431,503           450,681
                                                                         ----------        ----------
                                                                         $  892,564        $  937,922
                                                                         ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                               GRANT PRIDECO, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 ------------------------      ------------------------
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                 -------------------------     ------------------------
                                                                   2000           2001           2000           2001
                                                                 ---------      ---------      ---------      ---------
REVENUES ...................................................     $ 120,528      $ 198,989      $ 343,016      $ 548,549
                                                                 ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Cost of Sales ............................................        95,661        145,833        298,617        429,128
  Selling, General and Administrative Attributable to
     Segments ..............................................         8,845         12,799         25,550         37,676
  Corporate General and Administrative .....................         5,188          5,765         14,696         16,306
  Equity Income in Unconsolidated Affiliates ...............        (1,801)        (1,394)        (3,891)        (6,226)
  Weatherford Charges ......................................            --             --            500             --
  Other Charges ............................................            --          1,475             --         33,755
                                                                 ---------      ---------      ---------      ---------
                                                                   107,893        164,478        335,472        510,639
                                                                 ---------      ---------      ---------      ---------
OPERATING INCOME ...........................................        12,635         34,511          7,544         37,910
                                                                 ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest Expense .........................................        (4,262)        (6,902)       (11,572)       (20,795)
  Other, Net ...............................................            43           (398)          (347)        (1,122)
                                                                 ---------      ---------      ---------      ---------
                                                                    (4,219)        (7,300)       (11,919)       (21,917)
                                                                 ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES ..........................         8,416         27,211         (4,375)        15,993
INCOME TAX BENEFIT (PROVISION) .............................        (3,179)        (9,524)           942         (5,485)
                                                                 ---------      ---------      ---------      ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .................         5,237         17,687         (3,433)        10,508
MINORITY INTEREST ..........................................           (69)          (353)          (138)          (994)
                                                                 ---------      ---------      ---------      ---------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE .......................................         5,168         17,334         (3,571)         9,514
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX .........            --             --         (1,789)            --
                                                                 ---------      ---------      ---------      ---------
NET INCOME (LOSS) ..........................................     $   5,168      $  17,334      $  (5,360)     $   9,514
                                                                 =========      =========      =========      =========
Basic Net Income (Loss) Per Share:
  (Pro forma prior to effective date of spinoff)
     Net income (loss) before cumulative effect of
      accounting change ....................................     $    0.05      $    0.16      $   (0.03)     $    0.09
     Cumulative effect of accounting change ................            --             --          (0.02)            --
                                                                 ---------      ---------      ---------      ---------
     Net income (loss) .....................................     $    0.05      $    0.16      $   (0.05)     $    0.09
                                                                 =========      =========      =========      =========
     Weighted average shares outstanding ...................       108,481        109,738        108,969        109,435
                                                                 =========      =========      =========      =========
Diluted Net Income (Loss) Per Share:
  (Pro forma prior to effective date of spinoff)
     Net income (loss) before cumulative effect of
      accounting change ....................................     $    0.05      $    0.16      $   (0.03)     $    0.09
     Cumulative effect of accounting change ................            --             --          (0.02)            --
                                                                 ---------      ---------      ---------      ---------
     Net income (loss) .....................................     $    0.05      $    0.16      $   (0.05)     $    0.09
                                                                 =========      =========      =========      =========
     Weighted average shares outstanding ...................       111,114        110,531        108,969        110,685
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

                               GRANT PRIDECO, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                      2000                 2001
                                                                                   ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) .....................................................          $   (5,360)          $    9,514
  Adjustments to Reconcile Net Loss to Net Cash
       Provided (Used) by Operating Activities:
     Depreciation and Amortization ......................................              23,393               27,563
     Deferred Income Tax Provision ......................................               2,409                1,469
     Equity Income in Unconsolidated Affiliates, Net of Dividends .......              (3,465)               5,411
     Non-Cash Portion of Other Charges ..................................                  --               30,248
     Changes in Operating Assets and Liabilities, Net of
       Effect of Businesses Acquired:
          Accounts Receivable ...........................................             (37,440)             (39,103)
          Inventories ...................................................              (5,721)             (25,109)
          Other Current Assets ..........................................              (4,551)              (4,267)
          Other Assets ..................................................                (834)                 522
          Accounts Payable ..............................................               6,690               (4,829)
          Other Accrued Liabilities .....................................                (635)               9,021
          Customer Advances .............................................             (16,870)                (189)
          Other, Net ....................................................               4,044               (1,319)
                                                                                   ----------           ----------
            Net Cash (Used) Provided by Operating Activities ............             (38,340)               8,932
                                                                                   ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, Net of Cash Acquired ....................................                (867)              (1,000)
  Capital Expenditures for Property, Plant and Equipment ................             (15,111)             (26,329)
                                                                                   ----------           ----------
            Net Cash Used by Investing Activities .......................             (15,978)             (27,329)
                                                                                   ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit Facility, Net ..........................              47,459               42,490
  Repayments of Debt, Net ...............................................             (14,543)             (16,847)
  Proceeds from Stock Option Exercises ..................................               1,036                  565
  Purchases of Treasury Stock ...........................................                (671)              (1,222)
  Predecessor Stockholder's Investment ..................................              17,732                   --
                                                                                   ----------           ----------
            Net Cash Provided by Financing Activities ...................              51,013               24,986
                                                                                   ----------           ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....................              (3,305)               6,589

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..........................               6,204                8,315
                                                                                   ----------           ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................          $    2,899           $   14,904
                                                                                   ==========           ==========



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

2. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:



                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                             -----------------------      ------------------------
                                                               2000          2001           2000           2001
                                                             ---------     ---------      ---------      ---------
                                                                              (IN THOUSANDS)
 Net Income (Loss) .....................................     $   5,168     $  17,334      $  (5,360)     $   9,514
 Foreign Currency Translation Adjustments ..............           853        (5,394)          (588)        (2,859)
 Unrealized Gain (Loss) on Derivative Instruments,
   net of tax of ($899) and $18 ........................            --         1,589             --            (40)
 Unrealized Loss on Marketable Securities, net of
   tax of $126 and $116 ................................            --          (224)            --           (205)
                                                             ---------     ---------      ---------      ---------
           Total Comprehensive Income (Loss) ...........     $   6,021     $  13,305      $  (5,948)     $   6,410
                                                             =========     =========      =========      =========

3. INVENTORIES

    Inventories by category are as follows:


                                                            DECEMBER 31,        SEPTEMBER 30,
                                                               2000                2001
                                                           ------------        -------------
                                                                  (IN THOUSANDS)
Raw materials, components and supplies ...........          $  149,628          $  129,600
Work in process ..................................              23,829              31,022
Finished goods ...................................              26,795              52,358
                                                            ----------          ----------
                                                            $  200,252          $  212,980
                                                            ==========          ==========

4. OTHER CHARGES

  Third Quarter 2001 Charges

    Results for the third quarter of 2001 include $1.8 million of pre-tax charges, $1.2 million net of tax, related to the Company's decision to discontinue the manufacturing of industrial flanges at its Veracruz, Mexico plant. Revenues and operating income related to the manufacturing of industrial flanges were not material during 2001. These charges are summarized in the following chart:



                                             DRILLING
                                             PRODUCTS
                                             --------
                                            (IN THOUSANDS)
 Fixed Asset Impairment(a) .........          $1,475
 Inventory Write-Off(b) ............             300
                                              ------
           Total ...................          $1,775
                                              ======

----------

(a) The flange machinery and equipment impairment was reported as other charges and relates to the Company's decision to discontinue the manufacturing of industrial flanges. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal. The flange machinery and equipment, which has a carrying value of $0.2 million at September 30, 2001, is expected to be disposed of in the next 12 months.

(b) The inventory write-off was reported as cost of sales and was made pursuant to the Company's decision to discontinue the manufacturing of industrial flanges. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal.

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


                                                                                        LIABILITY                   LIABILITY
                                  DRILLING     ENGINEERED                                 BALANCE        CASH        BALANCE
                                  PRODUCTS    CONNECTIONS    CORPORATE       TOTAL        3/31/01       PAYMENTS     9/30/01
                                  --------    -----------    ---------      -------    -------------    --------    ---------
                                                                        (IN THOUSANDS)
OCTL Write-Off(a) ..............  $17,727       $    --       $    --       $17,727       $    --       $    --       $    --
Inventory Write-Off(b) .........    4,482         1,692            --         6,174            --            --            --
Write-Off of Capitalized
  Manufacturing Variances(c) ...    3,791           781            --         4,572            --            --            --
Severance(d) ...................      183           205        14,165        14,553         2,401           432         1,969
                                  -------       -------       -------       -------       -------       -------       -------
          Total ................  $26,183       $ 2,678       $14,165       $43,026       $ 2,401       $   432       $ 1,969
                                  =======       =======       =======       =======       =======       =======       =======

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

(d) The severance charge relates to executive, manufacturing and marketing employees terminated in connection with the Company's restructuring plan that was implemented in the first quarter of 2001. The total number of employees severed was 24 and the amount accrued for severance was based upon the positions eliminated and the Company's severance policy. As of September 30, 2001, 23 of these employees have left, and the Company has paid approximately $12.6 million in severance benefits. In October 2001, the remaining accrued severance at September 30, 2001 was paid.

  Fourth Quarter 2000 Charges

    The Company incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in the fourth quarter of 2000 relating primarily to inventory write-offs and other asset impairments and reductions. Of this amount, $7.9 million related to accrued liabilities. The categories of the charge incurred, the actual cash payments and the accrued balances at September 30, 2001 are summarized below:


                                                                          LIABILITY                        LIABILITY
                                           DRILLING      ENGINEERED        BALANCE           CASH           BALANCE
                                           PRODUCTS      CONNECTIONS       12/31/00        PAYMENTS         9/30/01
                                           --------      ----------       ---------        --------        --------
                                                                       (IN THOUSANDS)
Litigation Accrual ................        $     --        $  2,500        $  2,500        $    317        $  2,183
Contingent Liability ..............           4,650              --           4,650              --           4,650
Accrual
Other Accrued Liabilities .........             594             115             709             393             316
                                           --------        --------        --------        --------        --------
          Total ...................        $  5,244        $  2,615        $  7,859        $    710        $  7,149
                                           ========        ========        ========        ========        ========


    The Company estimates that all of the remaining accrued balances at September 30, 2001 will be paid during 2002.

5. EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive. For the three and nine month periods ended September 30, 2001, the Company had potentially dilutive common stock equivalents of approximately 0.8 million shares and 1.3 million shares, respectively, comprised of stock options.

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

6. CREDIT FACILITY

    The Company has a $100 million revolving credit and letter of credit facility with a syndicate of U.S. banks (the "Credit Facility"), through April 14, 2003, with automatic one-year renewals thereafter, unless either party terminates the agreement. The Credit Facility is secured by the Company's U.S. and Canadian inventories, equipment and receivables and is guaranteed by Grant Prideco's domestic subsidiaries. The Company is required to comply with various affirmative and negative covenants as well as maintenance covenants relating to fixed charge coverage and net worth. These covenants also place limits on the Company's ability to incur new debt, engage in certain acquisitions and investments, grant liens, pay dividends and make distributions to its stockholders. As of September 30, 2001, the Company had outstanding borrowings of $74.7 million under the Credit Facility and $5.5 million had been used to support outstanding letters of credit. As of September 30, 2001, $19.8 million remained available under the Credit Facility. The average interest rate for the outstanding borrowings under the Credit Facility was 6.50% at September 30, 2001.

    Additionally, at September 30, 2001, there were outstanding borrowings of $0.5 million under another credit facility, and $0.7 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the Credit Facility.

    The Company has received a written commitment from its lenders under its Credit Facility to increase the Credit Facility limit to $125 million. All other terms and conditions related to the Credit Facility are expected to remain the same.

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

  Cash Flow Hedges

    At September 30, 2001, the Company had forward contracts to purchase 7.0 million Euros in exchange for $6.3 million U.S. Dollars. These contracts are designated as cash flow hedges related to anticipated Euro-denominated inventory purchases through the end of the year. In addition, the Company's Italian subsidiary had U.S. Dollar/Euro forward contracts and call options with notional amounts totaling $21.3 million U.S. Dollars at September 30, 2001. These contracts are designated as cash flow hedges of anticipated Euro-denominated expenditures through August 2002.

    The contracts are marked to market (fair value was $0.2 million at September 30, 2001) and recorded as "Other Accrued Liabilities" in the accompanying Balance Sheets, with the offset recorded as other comprehensive income (loss), net of applicable hedge ineffectiveness (which is measured based on the forward price and was not material, other than the overhedge position discussed below) and income taxes, and then subsequently recognized as a component of cost of sales or selling, general and administrative expenses when the underlying hedged transaction is recognized in the statement of operations. The Company anticipates that approximately $40,000 in net losses (after tax) existing as of September 30, 2001, will be reclassified into earnings over the next twelve months. The Company recognized losses of $0.6 million in "Other, Net" in the accompanying Statements of Operations related to foreign currency forward contracts that resulted from an overhedge position with respect to the anticipated Euro-denominated purchases of inventory during the first quarter of 2001.

    The following table summarizes activity in other comprehensive income (loss) related to derivatives classified as cash flow hedges held by the Company during the period January 1 through September 30, 2001 (in thousands):


                                                                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2001
                                                                  -----------------
Cumulative effect of adopting SFAS No. 133 as of January 1, 2001
  (net of tax of $119) ......................................           $   216
Net deferred loss reclassified into earnings from other
 comprehensive income (loss) (net of tax of $418) ...............          (775)
Change in fair value of derivatives (net of tax of $317).........           599
                                                                        -------
Accumulated derivative loss included in other comprehensive
 income (loss) as of September 30, 2001 (net of tax of $18) .....      $     40
                                                                       ========

  Fair Value Hedges

    The Company had forward contracts in place to purchase 2.9 million Euros for a notional amount of $2.9 million U.S. Dollars at September 30, 2001. These contracts are designated as fair value hedges related to payments on the Voest-Alpine Debt. The fair value of these instruments was ($0.2) million as of September 30, 2001, which was recorded as "Other Accrued Liabilities" in the accompanying Balance Sheets with the income effect recorded to "Other, Net" in the accompanying Statements of Operations. Changes in the fair value of the underlying hedged debt are recorded as adjustments to the debt with the income effect recorded to

"Other, Net" in the Statements of Operations. Hedge ineffectiveness is measured using the forward price and was zero for the nine months ended September 30, 2001.

8. RESTRICTED CASH

    At September 30, 2001, the Company had $5.9 million of restricted cash related to its 54% interest in H-Tech that is subject to dividend and distribution restrictions.

9. TRANSACTIONS WITH WEATHERFORD

  Sales

    Weatherford purchases drill pipe and other related products from Grant Prideco. Prior to the Distribution, amounts purchased by Weatherford were recorded at Grant Prideco's cost. The sales to Weatherford prior to the Distribution have been eliminated from the accompanying financial statements.

    In connection with the Distribution, the Company entered into a preferred supplier agreement with Weatherford pursuant to which Weatherford agreed for at least a three-year period to purchase a minimum of 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which the Company sells to its best rental tool customers for similar products. Weatherford is entitled to apply against its purchases a drill stem credit granted to it in the aggregate amount of $30.0 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. At September 30, 2001, the current portion of the drill stem credit, $10.0 million, is included in "Other Accrued Liabilities," with the remaining $12.7 million included in "Other Long-Term Liabilities," in the accompanying Balance Sheets.

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

10. SEGMENT INFORMATION

    The Company operates through two business segments: Drilling Products and Engineered Connections. The Drilling Products segment manufactures drill pipe, drill collars and heavy weight drill pipe and the Engineered Connections segment manufactures premium production tubulars, liners, casing and connections for marine conductors and subsea structures. The Company's products are used primarily in the exploration and production of oil and natural gas. See Note 4 for information related to other charges recorded in 2001 discussed below.

  Drilling Products Segment

    The following table sets forth information for our Drilling Products segment. Such information also is broken down by our two principal product lines in this segment: (1) drill stem products for the oil and gas industry and (2) industrial drilling and other products for fiber optic cable installation, water well drilling and other industries.


                                                             OILFIELD
                                                             DRILLING
                                                             PRODUCTS            INDUSTRIAL              TOTAL
                                                            ----------           ----------           ----------
                                                                               (IN THOUSANDS)
THREE MONTHS ENDED:
  SEPTEMBER 30, 2000
   Revenues from unaffiliated customers ..........          $   47,383           $    5,713           $   53,096
   EBITDA(a) .....................................              11,125                1,264               12,389
   Depreciation and amortization .................               2,976                  722                3,698
   Equity income in unconsolidated affiliates ....               1,801                   --                1,801
   Operating income ..............................               8,149                  542                8,691
   Capital expenditures for property,
     plant and equipment .........................               2,859                  563                3,422

  SEPTEMBER 30, 2001
   Revenues from unaffiliated customers ..........          $  106,056           $    8,175           $  114,231
   EBITDA, before other charges(a)(b)  ...........              31,484                  101               31,585
   Other charges(c) ..............................               1,475                   --                1,475
   Depreciation and amortization .................               3,774                  969                4,743
   Equity income in unconsolidated affiliates.....               1,394                   --                1,394
   Operating income (loss) .......................              25,935                 (868)              25,067
   Capital expenditures for property,
     plant and equipment .........................               5,826                  294                6,120

NINE MONTHS ENDED:
  SEPTEMBER 30, 2000
   Revenues from unaffiliated customers ..........          $  130,039           $   20,223           $  150,262
   EBITDA(a) .....................................               7,515                2,589               10,104
   Depreciation and amortization .................               9,458                1,997               11,455
   Equity income in unconsolidated affiliates.....               3,891                   --                3,891
   Operating income (loss) .......................              (1,943)                 592               (1,351)
   Capital expenditures for property,
     plant and equipment .........................               7,357                2,632                9,989

  SEPTEMBER 30, 2001
   Revenues from unaffiliated customers ..........          $  268,286           $   33,205           $  301,491
   EBITDA, before other charges(a)(d)  ...........              70,886                  354               71,240
   Other charges(e) ..............................              19,310                   75               19,385
   Depreciation and amortization .................              11,370                3,251               14,621
   Equity income in unconsolidated affiliates ....               6,226                   --                6,226
   Operating income (loss) .......................              35,525               (6,864)              28,661
   Capital expenditures for property,
     plant and equipment .........................              15,565                  985               16,550


                      See footnotes (a) -- (e) on page 13.

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




                                                    ATLAS                    TUBE-        TEXAS         XL
                                                  BRADFORD       TCA         ALLOY         ARAI       SYSTEMS        TOTAL
                                                 ---------    ---------    ---------    ---------    ---------     ---------
                                                                               (IN THOUSANDS)
THREE MONTHS ENDED:
  SEPTEMBER 30, 2000
    Revenues from unaffiliated customers ....    $  18,165    $  20,282    $   8,093    $  11,358    $   9,534     $  67,432
    EBITDA(a) ...............................        4,428        5,550        1,213          998          909        13,098
    Depreciation and amortization ...........          727          979          315          938        1,007         3,966
    Operating income (loss) .................        3,701        4,571          898           60          (98)        9,132
    Capital expenditures for property,
       plant and equipment ..................          631          231          527          107          546         2,042

  SEPTEMBER 30, 2001
    Revenues from unaffiliated customers ....       22,408       20,362       13,527       14,625       13,836        84,758
    EBITDA(a) ...............................        6,335        4,531        3,061        2,619        2,999        19,545
    Depreciation and amortization ...........        1,096          898          430          937          975         4,336
    Operating income ........................        5,239        3,633        2,631        1,682        2,024        15,209
    Capital expenditures for property,
       plant and equipment ..................        2,052          877          812           62        1,061         4,864

NINE MONTHS ENDED:
  SEPTEMBER 30, 2000
    Revenues from unaffiliated customers ....    $  47,176    $  58,625    $  22,639    $  34,233    $  30,081     $ 192,754
    EBITDA(a) ...............................       10,780       13,732        5,449        3,346        2,404        35,711
    Depreciation and amortization ...........        2,182        2,840          954        2,821        2,823        11,620
    Operating income (loss) .................        8,598       10,892        4,495          525         (419)       24,091
    Capital expenditures for property,
       plant and equipment ..................        1,040          537        1,142          689        1,632         5,040

  SEPTEMBER 30, 2001
    Revenues from unaffiliated customers ....    $  68,677    $  65,984    $  37,783    $  43,716    $  30,898     $ 247,058
    EBITDA, before other charges(a)(f) ......       17,850       16,953        8,975        7,314        3,869        54,961
    Other charges(g) ........................           --           --           --           --          205           205
    Depreciation and amortization ...........        2,838        2,826        1,244        2,807        2,848        12,563
    Operating income (loss) .................       15,012       14,127        7,479        4,250       (1,148)       39,720
    Capital expenditures for property,
       plant and equipment ..................        3,153        1,408        1,443          253        1,181         7,438


                See footnotes (a), (f) and (g) on pages 13 - 14.

    Below is a reconciliation to the financial statements:



                                                                DRILLING        ENGINEERED
                                                                PRODUCTS        CONNECTIONS
                                                                SEGMENT           SEGMENT         CORPORATE           TOTAL
                                                               ---------        -----------       ---------         ---------
                                                                                         (IN THOUSANDS)
THREE MONTHS ENDED:
  SEPTEMBER 30, 2000
   Revenues from unaffiliated customers ...............        $  53,096         $  67,432        $      --         $ 120,528
   EBITDA(a) ..........................................           12,389            13,098           (5,072)           20,415
   Depreciation and amortization ......................            3,698             3,966              116             7,780
   Equity income in unconsolidated affiliates .........            1,801                --               --             1,801
   Operating income (loss) ............................            8,691             9,132           (5,188)           12,635
   Capital expenditures for property,
    plant and equipment ...............................            3,422             2,042               10             5,474

  SEPTEMBER 30, 2001
    Revenues from unaffiliated customers ..............        $ 114,231         $  84,758        $      --         $ 198,989
    EBITDA(a) .........................................           31,585            19,545           (5,675)           45,455
    Other charges(c) ..................................            1,475                --               --             1,475
    Depreciation and amortization .....................            4,743             4,336               90             9,169
    Equity income in unconsolidated affiliate .........            1,394                --               --             1,394
    Operating income (loss) ...........................           25,067            15,209           (5,765)           34,511
    Capital expenditures for property,
      plant and equipment .............................            6,120             4,864            2,287            13,271

NINE MONTHS ENDED:
  SEPTEMBER 30, 2000
   Revenues from unaffiliated customers ...............        $ 150,262         $ 192,754        $      --         $ 343,016
   EBITDA(a) ..........................................           10,104            35,711          (14,878)           30,937
   Depreciation and amortization ......................           11,455            11,620              318            23,393
   Equity income in unconsolidated affiliates .........            3,891                --               --             3,891
   Operating income (loss) ............................           (1,351)           24,091          (15,196)            7,544
   Capital expenditures for property,
     plant and equipment ..............................            9,989             5,040               82            15,111

  SEPTEMBER 30, 2001
    Revenues from unaffiliated customers ..............        $ 301,491         $ 247,058        $      --         $ 548,549
    EBITDA, before other charges(a)(b)(d)(f)(h) .......           71,240            54,961          (15,927)          110,274
    Other charges(c)(e)(g)(i) .........................           19,385               205           14,165            33,755
    Depreciation and amortization .....................           14,621            12,563              379            27,563
    Equity income in unconsolidated affiliate .........            6,226                --               --             6,226
    Operating income (loss) ...........................           28,661            39,720          (30,471)           37,910
    Capital expenditures for property,
      plant and equipment .............................           16,550             7,438            2,341            26,329

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

(b) Excludes $1.8 million of charges related to Oilfield Drilling Products in the third quarter of 2001 in connection with the decision to discontinue the manufacturing of industrial flanges, of which $0.3 million relates to inventory write-offs, which were classified as cost of sales, and $1.5 million relates to fixed asset impairments.

(c) Includes $1.5 million of fixed asset impairment charges related to Oilfield Drilling Products in the third quarter of 2001 in connection with the decision to discontinue the manufacturing of industrial flanges.

(d) Excludes $8.3 million of charges ($4.4 million for Oilfield Drilling Products and $3.9 million for Industrial) in the first quarter of 2001 and $0.3 million of charges (Oilfield Drilling Products) in the third quarter of 2001 related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales. Also excludes $17.9 million of charges in the first quarter of 2001 and $1.5 million of charges in the third quarter of 2001 related to Oilfield Drilling Products to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million, severance and related expenses of $0.2 million and $1.5 million for fixed asset impairments related to discontinuing the manufacturing of industrial flanges.

(e) Includes $17.9 million of charges related to Drilling Products segment in the first quarter of 2001 to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million and severance and related expenses of $0.2 million. Also includes $1.5 million of charges related to Drilling Products segment in the third quarter of 2001 for fixed asset impairments related to discontinuing the manufacturing of industrial flanges.

(f) Excludes a charge in the first quarter of 2001 of $2.5 million for inventory write-offs and capitalized manufacturing variance write-offs ($0.3 million for Texas Arai, $0.3 million for Tube-Alloy and $1.9 million for XL Systems), which were classified as cost of sales. Also excludes a charge of $0.2 million in the first quarter of 2001 for severance and related expenses.

(g) Includes a charge of $0.2 million related to Engineered Connections segment in the first quarter of 2001 for severance and related expenses.

(h) Excludes $14.2 million of charges related to Corporate in the first quarter of 2001 for the severance related to the termination of certain executive officers.

(i) Includes $14.2 million of charges related to Corporate in the first quarter of 2001 for the severance related to the termination of certain executive officers.


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

    Effective January 1, 2001, the Company adopted SFAS No. 133, as amended. See
Note 7.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates pooling-of-interest accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment annually.

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

    In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that the statement will have a material impact on its financial position or results of operations.

12. ACQUISITIONS

    On November 6, 2001, the Company acquired a license to Plexus International's patented Pos-Grip wellhead and related technology for subsea well applications and certain exploration and development wells. Pursuant to this license agreement, the Company paid $2 million in upfront fees and has agreed to invest up to $4 million in working capital to support this technology.

    Effective October 1, 2001, the Company closed the Stephenville, Texas manufacturing plant obtained in connection with the acquisition of Seam-Mac Tube, Ltd. (Seam-Mac) in the fourth quarter of 2000. In connection with the plant closing, the Company expects to incur certain liabilities as part of the plan to combine the operations of Seam-Mac with those of the Company. These liabilities relate to the Seam-Mac operations and include severance and termination costs for redundant manufacturing and administrative personnel and environmental remediation costs for redundant property and facilities that will be sold. The estimated liabilities to be incurred in connection with the exit activities are expected to be in the range of $3.0 million to $3.2 million and the plant closing is scheduled to be completed by the end of 2001. Of this amount, approximately $1.0 million will be recorded as part of the Seam-Mac purchase price with the remaining cost to be capitalized or expensed in accordance with the Company's accounting policies. The Company expects to save around $750,000 to $1.0 million a quarter due to the plant closing. The Company incurred approximately $900,000 in operating losses at the facility in the third quarter of 2001 due to inefficiencies associated with the winding down of its operations.

    On May 1, 2001, the Company purchased all of the outstanding shares of Intellipipe, Inc. common stock for 0.6 million shares of Grant Prideco common stock with a fair value of approximately $12.0 million. Intellipipe, Inc. owns a 50% interest in Intelliserv, Inc. Intelliserv, Inc. is currently developing and commercializing an integrated downhole information network that utilizes a smart drill pipe telemetry system as its method of communication. Pursuant to the acquisition of Intellipipe, Inc, the Company is providing materials and capital for the development of the system. The Company's investment in Intelliserve, Inc. is reported on the equity method of accounting.

13. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

    The following unaudited condensed balance sheet as of September 30, 2001, condensed statements of operations for the three and nine months ended September 30, 2000 and 2001, condensed statements of cash flows for the nine months ended September 30, 2000 and 2001 are provided for the Company's domestic subsidiaries that are guarantors of the Company's $200 million principal amount of 9 5/8% Senior Notes due 2007.


                             CONDENSED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          NON-
                                                             PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS       TOTAL
                                                            ---------    ----------    ----------    ------------     ---------
                                     ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents ............................... $      --     $   1,529     $  13,375      $      --      $  14,904
  Restricted Cash .........................................        --            --         5,858             --          5,858
  Accounts Receivable, Net ................................        --       132,653        33,071             --        165,724
  Inventories .............................................        --       172,795        40,185             --        212,980
  Current Deferred Tax Asset ..............................        --        23,841            91             --         23,932
  Other Current Assets ....................................        --         5,881         5,138             --         11,019
                                                            ---------     ---------     ---------      ---------      ---------
                                                                   --       336,699        97,718             --        434,417
                                                            ---------     ---------     ---------      ---------      ---------
PROPERTY, PLANT AND EQUIPMENT .............................        --       250,953        95,905             --        346,858
  Less: Accumulated Depreciation ..........................        --       102,721        25,071             --        127,792
                                                            ---------     ---------     ---------      ---------      ---------
                                                                   --       148,232        70,834             --        219,066
                                                            ---------     ---------     ---------      ---------      ---------
GOODWILL, NET .............................................        --       142,428        85,921             --        228,349
INVESTMENT IN UNCONSOLIDATED AFFILIATES ...................    45,588            --            --             --         45,588
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES ................   633,930            --            --       (633,930)            --
OTHER ASSETS ..............................................     5,751         4,061           690             --         10,502
                                                            ---------     ---------     ---------      ---------      ---------
                                                            $ 685,269     $ 631,420     $ 255,163      $(633,930)     $ 937,922
                                                            =========     =========     =========      =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of
    Long-Term Debt ........................................ $   2,697     $  74,601     $   2,573      $      --      $  79,871
  Accounts Payable ........................................        --        60,874        19,573             --         80,447
  Current Deferred Tax Liability ..........................        --            --         2,347             --          2,347
  Customer Advances .......................................        --         2,082             4             --          2,086
  Other Accrued Liabilities ...............................    16,951        28,033        13,464             --         58,448
                                                            ---------     ---------     ---------      ---------      ---------
                                                               19,648       165,590        37,961             --        223,199
                                                            ---------     ---------     ---------      ---------      ---------
LONG-TERM DEBT ............................................   202,282         2,745           636             --        205,663
DEFERRED INCOME TAXES .....................................        --        24,870        15,845             --         40,715
MINORITY INTEREST .........................................        --            --         1,633             --          1,633
OTHER LONG-TERM LIABILITIES ...............................    12,658         3,140           233             --         16,031
COMMITMENTS AND CONTINGENCIES .............................
STOCKHOLDERS' EQUITY ......................................   450,681       435,075       198,855       (633,930)       450,681
                                                            ---------     ---------     ---------      ---------      ---------
                                                            $ 685,269     $ 631,420     $ 255,163      $(633,930)     $ 937,922
                                                            =========     =========     =========      =========      =========

                       CONDENSED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                          NON-
                                                         PARENT        GUARANTORS      GUARANTORS     ELIMINATIONS        TOTAL
                                                        ---------      ----------      ----------     ------------      ---------
REVENUES .........................................      $      --       $ 108,224       $  12,304       $      --       $ 120,528
                                                        ---------       ---------       ---------       ---------       ---------
COSTS AND EXPENSES:
  Cost of Sales ..................................             --          88,555           7,106              --          95,661
  Selling, General and Administrative ............             --          12,307           1,726              --          14,033
  Equity Income in Unconsolidated Affiliates .....         (1,801)             --              --              --          (1,801)
                                                        ---------       ---------       ---------       ---------       ---------
                                                           (1,801)        100,862           8,832              --         107,893
                                                        ---------       ---------       ---------       ---------       ---------
OPERATING INCOME .................................          1,801           7,362           3,472              --          12,635
                                                        ---------       ---------       ---------       ---------       ---------
OTHER INCOME (EXPENSE):
  Interest Expense ...............................         (2,673)         (1,400)           (189)             --          (4,262)
  Equity in Subsidiaries, Net of Taxes ...........          4,810              --              --          (4,810)             --
  Other, Net .....................................             --            (122)            165              --              43
                                                        ---------       ---------       ---------       ---------       ---------
                                                            2,137          (1,522)            (24)         (4,810)         (4,219)
                                                        ---------       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES ................          3,938           5,840           3,448          (4,810)          8,416
INCOME TAX BENEFIT (PROVISION) ...................          1,230          (3,041)         (1,368)             --          (3,179)
                                                        ---------       ---------       ---------       ---------       ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .......          5,168           2,799           2,080          (4,810)          5,237
MINORITY INTEREST ................................             --              --             (69)             --             (69)
                                                        ---------       ---------       ---------       ---------       ---------
NET INCOME (LOSS) ................................      $   5,168       $   2,799       $   2,011       $  (4,810)      $   5,168
                                                        =========       =========       =========       =========       =========



                       CONDENSED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                          NON-
                                                         PARENT        GUARANTORS      GUARANTORS     ELIMINATIONS        TOTAL
                                                        ---------      ----------      ----------     ------------      ---------

REVENUES .........................................      $      --       $ 165,977       $  33,012       $      --       $ 198,989
                                                        ---------       ---------       ---------       ---------       ---------
COSTS AND EXPENSES:
  Cost of Sales ..................................             --         127,965          17,868              --         145,833
  Selling, General and Administrative ............             --          15,018           3,546              --          18,564
  Equity Income in Unconsolidated Affiliates .....         (1,394)             --              --              --          (1,394)
  Other Charges ..................................             --              --           1,475              --           1,475
                                                        ---------       ---------       ---------       ---------       ---------
                                                           (1,394)        142,983          22,889              --         164,478
                                                        ---------       ---------       ---------       ---------       ---------
OPERATING INCOME .................................          1,394          22,994          10,123              --          34,511
                                                        ---------       ---------       ---------       ---------       ---------
OTHER INCOME (EXPENSE):
  Interest Expense ...............................         (5,249)         (1,492)           (161)             --          (6,902)
  Equity in Subsidiaries, Net of Taxes ...........         19,840              --              --         (19,840)             --
  Other, Net .....................................             --             (28)           (370)             --            (398)
                                                        ---------       ---------       ---------       ---------       ---------
                                                           14,591          (1,520)           (531)        (19,840)         (7,300)
                                                        ---------       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES ................         15,985          21,474           9,592         (19,840)         27,211
INCOME TAX (PROVISION) BENEFIT ...................          1,349          (6,265)         (4,608)             --          (9,524)
                                                        ---------       ---------       ---------       ---------       ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .......         17,334          15,209           4,984         (19,840)         17,687
MINORITY INTEREST ................................             --              --            (353)             --            (353)
                                                        ---------       ---------       ---------       ---------       ---------
NET INCOME (LOSS) ................................      $  17,334       $  15,209       $   4,631       $ (19,840)      $  17,334
                                                        =========       =========       =========       =========       =========

                       CONDENSED STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                            NON-
                                                             PARENT       GUARANTORS     GUARANTORS    ELIMINATIONS       TOTAL
                                                            ---------     ----------     ----------    ------------     ---------
REVENUES ..............................................     $      --      $ 310,640      $  32,376      $      --      $ 343,016
                                                            ---------      ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Cost of Sales .......................................            --        276,708         21,909             --        298,617
  Selling, General and Administrative .................            --         34,717          5,529             --         40,246
  Equity Income In Unconsolidated Affiliates ..........        (3,891)            --             --             --         (3,891)
  Weatherford Charges .................................           500             --             --             --            500
                                                            ---------      ---------      ---------      ---------      ---------
                                                               (3,391)       311,425         27,438             --        335,472
                                                            ---------      ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS) ...............................         3,391           (785)         4,938             --          7,544
                                                            ---------      ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest Expense ....................................        (8,156)        (3,066)          (350)            --        (11,572)
  Equity in Subsidiaries, Net of Taxes ................        (4,457)            --             --          4,457             --
  Other, Net ..........................................            --           (780)           433             --           (347)
                                                            ---------      ---------      ---------      ---------      ---------
                                                              (12,613)        (3,846)            83          4,457        (11,919)
                                                            ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES .....................        (9,222)        (4,631)         5,021          4,457         (4,375)
INCOME TAX BENEFIT (PROVISION) ........................         3,862           (726)        (2,194)            --            942
                                                            ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST ............        (5,360)        (5,357)         2,827          4,457         (3,433)
MINORITY INTEREST .....................................            --             --           (138)            --           (138)
                                                            ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ...................................        (5,360)        (5,357)         2,689          4,457         (3,571)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ....            --         (1,789)            --             --         (1,789)
                                                            ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) .....................................     $  (5,360)     $  (7,146)     $   2,689      $   4,457      $  (5,360)
                                                            =========      =========      =========      =========      =========



                       CONDENSED STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                          NON-
                                                         PARENT         GUARANTOR      GUARANTORS     ELIMINATIONS        TOTAL
                                                        ---------       ---------      ----------     ------------      ---------
REVENUES .........................................      $      --       $ 466,704       $  81,845       $      --       $ 548,549
                                                        ---------       ---------       ---------       ---------       ---------
COSTS AND EXPENSES:
  Cost of Sales ..................................             --         386,024          43,104              --         429,128
  Selling, General and Administrative ............             --          43,123          10,859              --          53,982
  Equity Income in Unconsolidated Affiliates .....         (6,226)             --              --              --          (6,226)
  Other Charges ..................................             --          32,280           1,475              --          33,755
                                                        ---------       ---------       ---------       ---------       ---------
                                                           (6,226)        461,427          55,438              --         510,639
                                                        ---------       ---------       ---------       ---------       ---------
OPERATING INCOME .................................          6,226           5,277          26,407              --          37,910
                                                        ---------       ---------       ---------       ---------       ---------
OTHER INCOME (EXPENSE):
  Interest Expense ...............................        (15,821)         (4,487)           (487)             --         (20,795)
  Equity in Subsidiaries, Net of Taxes ...........         15,363              --              --         (15,363)             --
  Other, Net .....................................             --          (1,041)            (81)             --          (1,122)
                                                        ---------       ---------       ---------       ---------       ---------
                                                             (458)         (5,528)           (568)        (15,363)        (21,917)
                                                        ---------       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES ................          5,768            (251)         25,839         (15,363)         15,993
INCOME TAX (PROVISION) BENEFIT ...................          3,746           3,565         (12,796)             --          (5,485)
                                                        ---------       ---------       ---------       ---------       ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .......          9,514           3,314          13,043         (15,363)         10,508
MINORITY INTEREST ................................             --              --            (994)             --            (994)
                                                        ---------       ---------       ---------       ---------       ---------
NET INCOME (LOSS) ................................      $   9,514       $   3,314       $  12,049       $ (15,363)      $   9,514
                                                        =========       =========       =========       =========       =========

                       CONDENSED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                         NON-
                                                             PARENT      GUARANTORS   GUARANTORS     ELIMINATIONS       TOTAL
                                                            --------     ----------   ----------     ------------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash (Used) Provided by Operating Activities ....     $   (903)     $(48,999)     $ 11,562      $        --     $(38,340)
                                                            --------      --------      --------      -----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired .....           --          (867)           --               --         (867)
  Capital Expenditures for Property, Plant &
    Equipment .........................................           --       (13,358)       (1,753)              --      (15,111)
                                                            --------      --------      --------      -----------     --------
        Net Cash Used by Investing Activities .........           --       (14,225)       (1,753)              --      (15,978)
                                                            --------      --------      --------      -----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit Facility, Net ........           --        45,100         2,359               --       47,459
  Repayments on Debt, Net .............................       (3,548)       (7,245)       (3,750)              --      (14,543)
  Proceeds from Stock Options Exercises ...............        1,036            --            --               --        1,036
  Purchase of Treasury Stock ..........................         (671)           --            --               --         (671)
  Predecessor Stockholder's Investment ................        4,086        21,583        (7,937)              --       17,732
                                                            --------      --------      --------      -----------     --------
        Net Cash Provided (Used) by Financing
          Activities ..................................          903        59,438        (9,328)              --       51,013
                                                            --------      --------      --------      -----------     --------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS .........................................           --        (3,786)          481               --       (3,305)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........           --         4,998         1,206               --        6,204
                                                            --------      --------      --------      -----------     --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ........     $     --      $  1,212      $  1,687      $        --     $  2,899
                                                            ========      ========      ========      ===========     ========



                       CONDENSED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                         NON-
                                                           PARENT       GUARANTORS    GUARANTORS       ELIMINATIONS       TOTAL
                                                          --------      ----------    ----------       ------------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided (Used) by Operating Activities .      $ 15,218       $(21,593)      $ 15,307       $         --      $  8,932
                                                          --------       --------       --------       ------------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired ..            --             --         (1,000)                --        (1,000)
  Capital Expenditures for Property, Plant &
    Equipment ......................................            --        (20,600)        (5,729)                --       (26,329)
                                                          --------       --------       --------       ------------      --------
        Net Cash Used by Investing Activities ......            --        (20,600)        (6,729)                --       (27,329)
                                                          --------       --------       --------       ------------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit Facility, Net .....            --         41,400          1,090                 --        42,490
  Repayments on Debt, Net ..........................       (14,561)        (1,832)          (454)                --       (16,847)
  Proceeds from Stock Option Exercises .............           565             --             --                 --           565
  Purchases of Treasury Stock ......................        (1,222)            --             --                 --        (1,222)
                                                          --------       --------       --------       ------------      --------
        Net Cash (Used) Provided by Financing
          Activities ...............................       (15,218)        39,568            636                 --        24,986
                                                          --------       --------       --------       ------------      --------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS .................................            --         (2,625)         9,214                 --         6,589
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....            --          4,154          4,161                 --         8,315
                                                          --------       --------       --------       ------------      --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .....      $     --       $  1,529       $ 13,375       $         --      $ 14,904
                                                          ========       ========       ========       ============      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is intended to assist you in understanding our financial position as of September 30, 2001 and our results of operations for the three and nine months ended September 30, 2000 and 2001. This discussion should be read in conjunction with our financial statements that are included with this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

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

    Historically, we operated through two business segments: (1) drilling products and (2) engineered connections.

    Our drilling products segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavy weight drill pipe and accessories. These drill stem products make up the principal tools (other than the rig) used for the drilling of an oil or gas well that are located between the rig floor and the bit. Our drilling products are highly engineered tools specifically designed for today's difficult and harsh drilling environments and include a wide variety of sizes, designs and metallurgy. This segment also manufactures drilling and other products used in the industrial markets for fiber optic cable installation, water well drilling and other industries.

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

    For the nine months ended September 30, 2001, we derived 45% of our revenues from our engineered connections segment and 55% of our revenues from our drilling products segment. Substantially all of our revenues in our engineered connection segment are generated in North America. Although most of our drilling product sales are made in North America, we estimate that around 20% to 30% of our oilfield drill stem revenues in the third quarter of 2001 were for use outside North America, and approximately 50% of our revenues were for the international and offshore markets. We also estimate that in excess of 75% of our oilfield drill stem orders received in the third quarter were for use on rigs in the international and offshore markets. We expect that with a projected slow down in drilling activity in North America, a majority of our new orders of drill stem products will continue to be for use offshore or in the international markets.

    Until April 14, 2000, we were a wholly owned subsidiary of Weatherford International, Inc. We were spun off from Weatherford on April 14, 2000, through a distribution by Weatherford of all of our common stock to its stockholders. As a result of the spinoff, Weatherford no longer has an ownership interest in us.

ORGANIZATIONAL RESTRUCTURING

    We recently changed our operational organization to add a new Marine Products and Services Division and to change the management structure of our Drilling Products and Premium Connections and Tubular divisions. The changes were effected to add greater focus within our divisions and to allow us to better pursue the development and expansion of the products, services and technologies that we offer to the offshore and deepwater oil and gas industry, in particular in the growing deepwater markets.

    Beginning with the financial results reported in our Annual Report on Form 10-K for the year ended December 31, 2001, we will report our financial results in accordance with these operating and reporting changes. Generally, our drilling products segments operations will include the same operations and product lines as our current drilling products segment, excluding our industrial drill pipe product line, which will be reported as a separate segment. Our Engineered Connections segment will include the same operations and product lines as our current engineered connections division excluding our XL Systems product line. Our newly formed Marine Products and Services Division will include our XL Systems product line.

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

    Drill stem products are consumable and wear out through a combination of friction and metal fatigue. In recent years, we have seen increasing intensity of use in drill stem products, which causes our drill stem products to wear out faster. This increased intensity of use results from more wells being drilled either directionally or horizontally, which in turn creates far higher abrasion and bending loads than in vertical wells; more gas wells being drilled today, which typically are drilled to greater depths than oil wells; and the increasing prevalence of top drive rigs, which place more torsional stress on drill pipe than traditional rotary table rigs. We believe these trends will favorably impact long-term demand for our drill stem products going forward.

    The demand for our engineered connections and premium tubulars is heavily dependent upon North American natural gas drilling activity. Two key factors that will impact future North American drilling activity are the United States' strong dependence on natural gas as a fuel and an increase in the decline rates of new natural gas wells drilled in North America. Additionally, there has been both an increase in the average depth of wells and a decrease in the average reserves found per well. We believe that, as well depths increase, it is more likely that engineered connections and premium tubulars, such as those we manufacture, will be used as opposed to American Petroleum Institute (API) standard products. Gas wells also generally encounter higher reservoir pressures and require larger diameter tubulars with thicker walls and higher strength steel grades than oil wells, and thus usually require engineered connections and premium tubulars as opposed to API-standard products. Natural gas drilling represented over 82% of the wells being drilled in the third quarter in North America.

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



                                                                             AVERAGE
                                                               NORTH          NORTH                        AVERAGE
                                              HENRY HUB       AMERICAN       AMERICAN    INTERNATIONAL   INTERNATIONAL
                                WTI OIL(1)      GAS(2)      RIG COUNT(3)   RIG COUNT(3)   RIG COUNT(3)    RIG COUNT(3)
                                ----------    ---------     ------------   ------------  -------------   -------------
 March 31, 2000 ..........      $  23.98      $    2.88          1,167          1,250          606            576
 June 30, 2000 ...........         32.44           4.34          1,169          1,051          657            629
 September 30, 2000 ......         30.87           5.15          1,325          1,297          714            694
 December 31, 2000 .......         26.72          10.53          1,507          1,448          705            710
 March 31, 2001 ..........         26.37           5.32          1,609          1,655          722            724
 June 30, 2001 ...........         26.37           3.00          1,573          1,489          760            751
 September 30, 2001 ......         23.44           1.84          1,510          1,561          766            757
 October 31, 2001 ........         20.24           3.07          1,415            N/A          750            N/A



----------

(1) Price per barrel of West Texas Intermediate crude oil as of the dates presented above -- Source: U.S. Energy Information Administration.

(2) Price per MMBtu as of the dates presented above -- Source: U.S. Energy Information Administration.

(3) Source: Baker Hughes Rig Count (Excludes China and the Former Soviet Union). Average rig counts are for the three-month period ended.

FUTURE TRENDS AND EXPECTATIONS

     During the second quarter of 2001, prices for natural gas in the United States began to decline, and this decline continued during the third quarter of 2001. Natural gas prices during the third quarter averaged $2.76 per MMBtu compared to $4.23 per MMBtu in the second quarter of 2001 and $6.37 per MMBtu in the first quarter of 2001. Similarly, worldwide prices for oil have declined when compared to the first quarter of 2001 and increased slightly when compared to the second quarter of 2001. WTI crude oil prices averaged $26.79 per barrel during the third quarter compared to $26.18 per barrel during the second quarter and $28.96 per barrel during the first quarter. Oil prices have continued to weaken, and as of November 2, 2001, WTI crude prices were $20.24 per barrel. Henry Hub natural gas prices for the same period increased slightly to $2.96 per MMBtu.

    The overall declines in oil and natural gas prices during the second half of 2001 has been predominately demand driven and due to, among other factors, a slowing United States and world economy and industrial production, fuel switching, higher imports and seasonal conditions. Increased uncertainty about the United States and world economies as a result of the September 11th terrorist attacks have also negatively affected oil and natural gas prices and have increased the uncertainty regarding when the domestic and world economies will rebound and when demand for our products and services will return to levels experienced during the first half of 2001.

    To date, the overall decline in oil and natural gas prices during 2001 have primarily affected the North American rig count and demand for our products and services in North America. These price declines have created uncertainty regarding future rig counts, in particular, the North American natural gas rig count. International drilling activity and rig counts are primarily affected by changes in world oil prices. Although worldwide prices for oil have declined, international drilling activity has been moving in an upward trend. Our expectation is that international drilling activity and rig counts will continue to increase through the end of 2001 and into the first of 2002 absent a material decline in oil prices or decline in demand.

    Although we expect a further decline in North American drilling activity through at least the end of 2001, we believe the decline will be relatively short in duration and followed by a strong recovery. We currently are planning our operations with the assumption that the current fall in the North American rig count will reach its bottom sometime in the first or second quarter of 2002 and that the market for our products and services will return to first half 2001 levels during the second half of 2002. There are a number of factors that will determine the timing and extent of any such recovering, including:

         o Rig count. Although North American rig counts have decreased, the rig count is still high compared to the last trough and peak and we do not expect it to fall to 1999 levels. We believe that macroeconomic factors in North America relating to long-term natural gas demand indicate that North American rig counts should increase if domestic natural gas production is to meet expected future domestic demand;

         o Drilling Permits. Requests for drilling permits are high compared to historical levels;

         o Fuel Switching. Fuel switching back to natural gas in response to falling prices is occurring and should favorably affect demand in the fourth quarter;

         o Weather Conditions/Inventories. An unusually warm or cold North American winter will affect inventory levels and cause the speed of any recovery to accelerate or slow;

         o Declining Production Rates. Production from new wells is increasingly showing steeper decline rates compared to historical levels. These increasing decline rates combined with a slow-down in drilling activity have contributed to what we believe is a fall in natural gas production over the last three to four months. We believe that this production decline should continue and increase in the fourth quarter of 2001 and the first half of 2002 due to the sharp fall in North American natural gas drilling that is now occurring. If these production declines continue, and there is not a further material decline in demand, natural gas prices will likely increase from their current levels, which should result in increased drilling activity.

    Although we believe that relevant data points lead to a relatively short duration of reduced activity, we expect that the timing of any recovery will be directly impacted and materially dependent on the economy in the United States and worldwide, and a continued or prolonged slow economy beyond the first quarter of 2002 could delay any recovery beyond the time period we currently expect.

    Based on our assumptions of declining natural gas drilling activity in North America into the first half of 2002, an increase to first half 2001 levels during the second half of 2002, and a continued increase in international drilling activity, our segments and product lines would be impacted as follows:

         o Drilling Products. A declining North American rig count would likely result in lower North American drill pipe sales due to a lower level of operating rigs and fewer reactivated rigs, as well as the fact that drill pipe on idle rigs could be used as inventory for operating rigs. Any decline in North American drill pipe sales should be partially offset by increased international sales, absent any material declines in world oil prices. We would expect that our drill collar and heavy weight drill pipe sales will fall as fast or faster than drill pipe sales, with drill collars likely being affected the most. Overall, we expect fourth quarter drill stem revenues to be down by approximately 5% to 10% from third quarter levels. However, we expect overall operating income for this segment could be up by approximately 5% to 10% due to increases in prices we expect to receive during the fourth quarter. Looking forward into 2002, we would expect our first quarter 2002 drill stem sales will be relatively flat with the fourth quarter of 2001, with the possibility that revenues and operating income could decline from the fourth quarter of 2001 depending upon the rate of recovery in the U.S. market and the relative strength of international demand for our drilling products. Second quarter 2002 could also be down depending on the timing of the recovery and our drill stem bookings later this year and in the first quarter 2002. Assuming an increasing rig count by the second quarter of 2002, we would expect drill stem revenues to recover in the second half with the extent of the recovery to be dependant on the timing and level of increase in rig count.

         o Engineered Connections. The impact of a declining North American rig count on demand in our engineered connections segment depends in large part on the extent the decline affects North American offshore and deep land gas wells. Although these areas were impacted in the third quarter and are continuing to be impacted by the slow down in North American drilling activity, in particular in the Gulf of Mexico, our expectation is that these areas will be impacted slightly less than the shallower onshore gas wells. Our product lines within this segment will be affected somewhat differently by a decline in the North American rig count.

              o Atlas Bradford, TCA and Tube-Alloy Product Lines. We currently expect sales in these product lines will decline with a declining North American gas rig count, with the extent of the decline to potentially be slightly less than the industry in general because of the offshore and deep gas focus of the product line. We estimate that over 80% of our premium threading, casing and accessory business is for offshore and deep gas land wells. Most of these wells are for the major or large independent oil and gas companies. On the other hand, the combination of declining distributor purchases associated with lower drilling activity and year-end planning, a 40% to 50% decline in mill activity and more selective drilling and completion activity by the operators at year-end, could exasperate the decline in sales in the fourth quarter. Our TCA product line is also expected to be impacted over the next two quarters by lower margins as a portion of its production is dedicated to lower margin products. Currently, our backlogs for these products are softening, and order rates are declining as distributor orders are falling. Overall, we expect that fourth quarter threading sales will be down 10% to 20% compared to third quarter levels and tubing sales to be down by as much as 30%, which will result in an overall decline in our Atlas Bradford and TCA product lines of approximately 10% to 20%, depending upon distributor activity in the quarter. We expect our Tube-Alloy product line to be down 5% to 10% during the fourth quarter depending upon the level of offshore activity affected by current market conditions. Looking forward into 2002, we would expect these product lines operations could decline by another 10% to 15% compared to the fourth quarter of 2001 depending upon the level of decline we experience in the fourth quarter and the timing of the recovery.

              o XL Marine Connections. Our marine connection product line, which serves the Gulf of Mexico and the international offshore markets, is not expected to be materially affected by a moderate decline in the North American rig count, but will be impacted to the extent there is a continued slow down in Gulf of Mexico activity.

              o Texas Arai Couplings. The current decline in the North American rig count is expected to have a greater impact on our coupling product line than the other product lines within our engineered connections segment due to the fact these products are heavily dependent on mill and distributor activity and their products are more dependent upon North American land drilling activity than our other engineered connection product lines. Accordingly, we currently expect fourth quarter sales for this product line could be down as much as 25% compared to third quarter levels and that 2002 operations during the first half of the year would remain at such lower levels. Margins are also expected to decline due to lower absorption rates and tighter pricing.

    We currently expect the rig count in North America to decline through the remainder of 2001 and early 2002. Our current projection is that the low U.S. rig count will likely be around 900 rigs and will be realized sometime in the first or second quarter of 2002. Although actual results will be dependent on market conditions, the extent of any rig count declines, our sales and operations over the quarter, and our success in meeting our production targets and reducing costs, we currently expect our results for the fourth quarter of 2001 will likely be anywhere from a low of around $0.14 per share to a high of around $0.21 per share. Our base case results for fourth quarter 2001 is in the $0.15 to $0.17 per share range, with the possibility of it being slightly higher or lower depending on the activity and profit levels in our premium division.

    Next year, we would expect that the first quarter will likely be similar to the fourth quarter of 2001, but could be lower if the rig count does not begin a recovery soon or falls lower than expected, and there is a fall in our current order rate. We believe that, by the second quarter of 2002, there will likely be significant production declines in natural gas due to reduced drilling activity coupled with the impact of declining production rates. Because natural gas supply is expected to decline in the first half of next year, demand will play a critical role in our future results. Such demand will be heavily dependent upon both the condition of the United States economy and weather related demand. Assuming that there is not a prolonged recession in the United States, we currently expect activity levels to recover to the levels experienced in the first half of this year by the third or fourth quarters of next year.

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

RESULTS OF OPERATIONS

2001 Operational Restructuring

    In February 2001 we implemented a plan of restructuring aimed at (1) increasing our drill stem production and pricing and (2) reducing our losses at our marine connection and industrial drill pipe operations. We are currently at or ahead of the targets we established for this plan. A summary of where we are under this plan is set forth below:

    o  Drill Stem Production and Pricing.

         Manufacturing Capacity. We implemented a plan whereby our drill stem manufacturing productive capacity on a global basis would be increased from around 1.5 million feet in the fourth quarter of 2000 to 1.6 million feet in the first quarter of 2001, 2.0 million feet in the second quarter, 2.5 million feet in the third quarter and 2.9 million feet for the fourth quarter. We have achieved each quarter's goal to date, with production in the third quarter of around 2.5 million feet. Our production capacity is currently around 2.7 to 2.9 million feet per quarter. Accordingly, we believe we now have the physical assets in place to produce the targeted level of capacity. The objective for us going forward is to manage our production capabilities in a way that is consistent with market demand. Our current objective is to be able to produce a basic level of production of 2 million feet a quarter and efficiently adjust to 1.5 to 2.5 million feet per quarter with minimal changes to operations. We also intend to maintain the ability to produce, without significant operational disruption, up to 3 million feet in a quarter when market demand exists. We are currently focusing our operations to achieve these goals.

         Pricing. In February, we established a goal to improve our average pricing of drill stem products to better reflect the market and the generally higher product specifications that have developed in recent years. Our February backlog was priced at around $28.50 per foot. Our objective was to increase prices by around 20% to 30% by 2002. We have achieved our objective for this year. Our average sales price of bookings in the third quarter was around $38 per foot. Given current market conditions, we do not expect to raise prices in the near term and expect that our average pricing in 2002 will be in the $34 to $37 per foot range depending on product mix. Our most likely case for 2002 is average pricing in the $35 per foot range.

    o  Industrial Drill Pipe and Marine Connections.

         Industrial Drill Pipe. Since February 2001, we have reorganized our industrial drill pipe operations with the objective of improving the performance and profitability of this product line. As part of this reorganization, we reallocated production among facilities to improve efficiencies, reduced head count, refocused marketing, and concentrated on lowering costs. During the third quarter we closed our Stephenville, Texas facility, which was completed October 1, 2001, and transferred around 20 of its personnel to our Bryan, Texas operations. This plant closure eliminated around 50 jobs and is expected to save us around $750,000 to $1.0 million a quarter. We incurred approximately $900,000 in operating losses at the Stephenville facility in the third quarter of 2001 due to inefficiencies associated with the winding down of its operations. The reorganization has resulted in break-even results for the second and third quarters of 2001 (excluding the impact of other charges and the Stephenville plant operating losses in the third quarter) compared to a $1.8 million operating loss in the first quarter of 2001.

         We expect to incur certain liabilities in connection with the Stephenville plant closing related to severance costs for redundant manufacturing and administrative personnel and environmental remediation costs for redundant property and facilities that will be sold. The estimated liabilities to be incurred in connection with the exit activities are expected to be in the range of $3.0 million to $3.2 million and the plant closing is scheduled to be completed by the end of 2001. Of this amount, approximately $1.0 million will be recorded as part of the Seam-Mac purchase price, with most of the remaining cost to be capitalized in accordance with generally accepted accounting principles.

         We currently expect fourth quarter results for this group to be at or near break-even as we complete the closure of Stephenville and the reorganization of this group. This group may also be adversely affected by decreased activity levels and lower absorption rates at its principal facility in Bryan, Texas.

         Marine Connections. Since February we have strengthened our marine connections sales force and have focused on offering a broader product line. These actions have resulted in this product line reporting operating income of $2.0 million during the third quarter of 2001, compared to break-even during the second quarter of 2001 and an operating loss of approximately $1.0 million during the first quarter of 2001 (excluding the impact of other charges). Revenues for the third quarter were up over 30% from the second quarter and more than double the revenues received in the first quarter. Although we expect to see long-term improvement in this group, fourth quarter 2001 results should be relatively flat to the third quarter of 2001, with increases occurring in 2002.

    o  Organizational Changes.

         We recently announced a new organizational structure consisting of three business units, each with its own divisional president who has direct control over all operations and sales in the business unit. Many internal changes are being made now as a result of this new organization. Although the purpose of the change was not to reduce costs, we expect that the changed organization will allow us to reduce costs through consolidation of functions and better allocation of assets and people. It should also allow us to better respond to market changes. We currently expect to incur around $1 million in expenses and other associated costs during the fourth quarter as a result of these organizational changes.

  Third Quarter 2001 Charges

    Results for the third quarter of 2001 include $1.8 million of pre-tax charges, $1.2 million net of tax, related to our decision to discontinue the manufacturing of industrial flanges at our Veracruz, Mexico plant. Revenues and operating income related to the manufacturing of industrial flanges were not material during 2001. The charges incurred are summarized in the following chart:




                                                           DRILLING
                                                           PRODUCTS
                                                           --------
                                                        (IN THOUSANDS)
               Fixed Asset Impairment(a) .........          $1,475
               Inventory Write-Off(b) ............             300
                                                            ------
                  Total ..........................          $1,775
                                                            ======

----------
(a) The flange machinery and equipment impairment of was reported as other charges and relates to our decision to discontinue the manufacturing of industrial flanges. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal. The flange machinery and equipment, which has a carrying value of $0.2 million at September 30, 2001, is expected to be disposed of in the next
     12 months.

(b) The inventory write-off was reported as cost of sales and was made pursuant to our decision to discontinue the manufacturing of industrial flanges. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal.


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



                                                                                              LIABILITY                   LIABILITY
                                      DRILLING     ENGINEERED                                  BALANCE        CASH         BALANCE
                                      PRODUCTS     CONNECTIONS   CORPORATE        TOTAL        3/31/01      PAYMENTS       9/30/01
                                      --------     -----------   ---------       -------      ---------     --------      ---------
                                                                              (IN THOUSANDS)
OCTL Write-Off(a) .................    $17,727       $    --       $    --       $17,727       $    --       $    --       $    --
Inventory Write-Off(b) ............      4,482         1,692            --         6,174            --            --            --
Write-Off of Capitalized
     Manufacturing Variances (c)...      3,791           781            --         4,572            --            --            --
Severance(d) ......................        183           205        14,165        14,553         2,401           432         1,969
                                       -------       -------       -------       -------       -------       -------       -------
          Total ...................    $26,183       $ 2,678       $14,165       $43,026       $ 2,401       $   432       $ 1,969
                                       =======       =======       =======       =======       =======       =======       =======

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

(d) The severance charge relates to executive, manufacturing and marketing employees terminated in connection with the Company's restructuring plan that was implemented in the first quarter of 2001. The total number of employees severed was 24, and the amount accrued for severance was based upon the positions eliminated and our severance policy. As of September 30, 2001, 23 of these employees have left, and we have paid approximately $12.6 million in severance benefits. In October 2001, the remaining accrued severance at September 30, 2001 was paid.


  Fourth Quarter 2000 Charges

    We incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in the fourth quarter of 2000 relating primarily to inventory write-offs and other asset impairments and reductions. Of this amount, $7.9 million related to accrued liabilities. The categories of the charge incurred, the actual cash payments and the accrued balances at September 30, 2001 are summarized below:


                                                                    LIABILITY                         BALANCE
                                     DRILLING      ENGINEERED        BALANCE           CASH          LIABILITY
                                     PRODUCTS      CONNECTIONS       12/31/00        PAYMENTS         9/30/01
                                     --------      -----------      ---------        --------        ---------
                                                                  (IN THOUSANDS)
Litigation Accrual ................  $     --        $  2,500        $  2,500        $    317        $  2,183
Contingent Liability Accrual ......     4,650              --           4,650              --           4,650
Other Accrued Liabilities .........       594             115             709             393             316
                                     --------        --------        --------        --------        --------
          Total ...................  $  5,244        $  2,615        $  7,859        $    710        $  7,149
                                     ========        ========        ========        ========        ========


    We estimate that all of the remaining accrued balances at September 30, 2001 will be paid during 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

GENERAL

    We reported net income of $17.3 million, or $0.16 per share, on revenues of $199.0 million in the third quarter of 2001 compared to a net income of $5.2 million, or $0.05 per share, on revenues of $120.5 million for the third quarter 2000. For the third quarter of 2001, we reported a total of $45.5 million in EBITDA as compared to $20.4 million for the third quarter of 2000.

SEGMENT RESULTS

  Drilling Products

    The following table sets forth additional data regarding the results of our drilling products segment for the three months ended September 30, 2000 and 2001:



                                                                                THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                          -------------------------------
                                                                             2000                 2001
                                                                          ----------           ----------
                                                                                   (IN THOUSANDS,
                                                                                 EXCEPT PERCENTAGES)
                   Revenues ....................................          $   53,096           $  114,231
                   Gross Profit ................................              11,002               31,494(a)
                   Gross Profit % ..............................                20.7%                27.6%
                   Selling, General and Administrative .........          $    4,112           $    6,346
                   Operating Income ............................               8,691               25,067(a)(b)
                   Operating Income % ..........................                16.4%                21.9%
                   Operating Income, Before Other Charges ......               8,691               26,842(c)
                   Operating Income %, Before Other Charges ....                16.4%                23.5%
                   EBITDA, Before Other Charges(d) .............          $   12,389           $   31,585(c)
                   EBITDA %, Before Other Charges(d) ...........                23.3%                27.7%


----------

(a) Includes $0.3 million of charges, which were classified as cost of sales, in the third quarter of 2001 for inventory write-offs in connection with the decision to discontinue the manufacturing of industrial flanges.

(b) Includes $1.5 million of charges in the third quarter of 2001 for fixed asset impairments in connection with the decision to discontinue the manufacturing of industrial flanges.

(c)  Excludes $1.8 million of charges discussed in (a) and (b) above.

(d) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income
     (loss) and net income (loss). In addition, EBITDA calculations by one company may not be comparable to another company.

    Our drilling products segment consists of two principal product lines: (1) drilling products for the oil and gas industry and (2) industrial drilling and other products for fiber optic cable installation, water well drilling and other industries. To assist in an understanding of our results in this segment, the following table sets forth additional data regarding the results of the oilfield drilling products and industrial product lines for the three months ended September 30, 2000 and 2001:



                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------------------------------------------
                                                                  2000                                2001
                                                        ---------------------------         -----------------------------
                                                                      % OF REVENUE                          % OF REVENUE
                                                                       ------------                          ------------
                                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
 Revenues:
   Oilfield Drilling Products:
      Drill Pipe Products ....................        $  36,621                69%        $  86,116                  76%
      Drill Collars and Heavy Weight
         Drill Pipe ..........................            7,373                14%           16,307                  14%
      Drill Stem Accessories and Other .......            3,389                 6%            3,633                   3%
                                                      ---------         ---------         ---------           ---------
                                                         47,383                89%          106,056                  93%
   Industrial ................................            5,713                11%            8,175                   7%
                                                      ---------         ---------         ---------           ---------
                                                      $  53,096               100%        $ 114,231                 100%
                                                      =========         =========         =========           =========
 Gross Profit:
   Oilfield Drilling Products ................        $  10,038                21%        $  31,004(a)               29%
   Industrial ................................              964                17%              490                   6%
                                                      ---------                           ---------
                                                      $  11,002                21%        $  31,494                  28%
                                                      =========                           =========
 Gross Profit, Before Other Charges:
   Oilfield Drilling Products ................        $  10,038                21%        $  31,304(b)               30%
   Industrial ................................              964                17%              490                   6%
                                                      ---------                           ---------
                                                      $  11,002                21%        $  31,794                  28%
                                                      =========                           =========
 Selling, General and Administrative:
   Oilfield Drilling Products ................        $   3,689                 8%        $   4,988                   5%
   Industrial ................................              423                 7%            1,358                  17%
                                                      ---------                           ---------
                                                      $   4,112                 8%        $   6,346                   6%
                                                      =========                           =========

----------

(a) Includes $0.3 million of charges, which were classified as cost of sales, in the third quarter of 2001 for inventory write-offs in connection with the decision to discontinue the manufacturing of industrial flanges.

(b)  Excludes $0.3 million of charges discussed in (a) above.


    Revenues. Our drilling products revenues increased $61.1 million, or 115%, in the third quarter of 2001 as compared to the same period in 2000. This was due primarily to the significant increase in oil and gas drilling activity earlier in the year, which accounts for an increase in footage sold from 1.2 million feet in the third quarter of 2000 to 2.4 million feet for the same period in 2001. The average North American and international rig counts increased by 21% and 9%, respectively, during the third quarter of 2001 as compared to the same period in 2000. Fourth quarter of 2000 purchases of Star Iron Works, Inc., Seam-Mac Tube, Ltd. and CMA also contributed approximately $15.2 million of additional revenues in the third quarter of 2001.

    Gross Profit. Our gross profit in the drilling products segment increased $20.5 million in the third quarter of 2001 as compared to the same period in 2000. Although our average selling price for drill pipe in third quarter of 2001 was consistent with the same period in 2000, gross profit increased significantly due to a 100% increase in drill pipe sales volume. Additionally, average U.S. oilfield drill pipe manufacturing costs improved due primarily to improved manufacturing efficiencies from higher production levels, process improvements, and lower actual cost, including energy costs.

    Selling, General and Administrative. Our selling, general and administrative expenses in the drilling products segment decreased as a percentage of revenues from 8% in the third quarter of 2000 to 6% in the third quarter of 2001. This decrease was due primarily to a higher revenue base related to the increased oil and gas drilling activity, partially offset by increased staffing levels and higher selling, general and administrative expenses in our industrial drill pipe product line.

    Operating Income. Our drilling products operating income increased $16.4 million, or 188%, in the third quarter of 2001 as compared the same period in 2000. This increase primarily reflects the stronger demand for our products in North America and internationally as oil and gas drilling activity improved from the low levels in 1999 and early 2000. The results include an operating loss of $0.9 million in the third quarter of 2001 at our Stephenville, Texas plant, that was closed effective October 1, 2001, as manufacturing efficiency and cost absorption were negatively affected by the winding down of the plant's operations.

    Other. Other significant factors affecting our third quarter 2001 results in our drilling products segment included:

      o    Sales of oilfield drill pipe in the third quarter of 2001 totaled
           2.4 million feet, compared to 2.2 million feet in the second quarter and 1.7 million feet in the first quarter. Third quarter 2001 production was on target with our restructuring plan at 2.5 million feet, up from 2.3 million feet in the second quarter and
           1.8 million feet in the first quarter.

      o Average pricing received for our oilfield drill pipe in the third quarter of 2001 was $30.39 per foot, compared to $28.34 in the second quarter and $26.98 in the first quarter. The average sales price for new orders of oilfield drill pipe placed in the third quarter of 2001 was approximately $38.00 per foot, which reflected a higher priced mix associated with greater international and offshore sales.

      o U.S. oilfield drill pipe manufacturing costs declined by in excess of $1.50 per foot in the third quarter of 2001 compared to the first quarter.

      o Our oilfield drill stem backlog at October 31, 2001, was $147.9 million compared to $106.0 million and $197.6 million at December 31, 2000 and June 30, 2001, respectively. Our drill stem production is substantially booked through year-end, with our backlog extending into the first quarter of 2002. Our order rate for the first quarter of 2002 is currently running around 1.0 to
           1.5 million feet, with actual bookings for production in the first quarter to be heavily dependent on orders that are received through the remainder of the year.

  Engineered Connections

    Our engineered connections segment showed continued quarter-on-quarter improvement during the third quarter of 2001. The growth reflected a significant improvement in our marine connection business and continued strong demand for our premium completion tubular connections. We also benefited from higher prices and lower average costs associated with higher production volume and the resulting increased manufacturing cost absorption rates. Average margins improved slightly in the third quarter over the second quarter due to better product mix when compared to the second quarter of 2001. This improvement occurred notwithstanding slightly lower volumes and a 30% decline in two-step tubing.

    The following table sets forth additional data regarding the results of our engineered connections segment for the three months ended September 30, 2000 and 2001:



                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                               ---------------------------
                                                 2000               2001
                                               --------           --------
                                                (IN THOUSANDS, EXCEPT
                                                     PERCENTAGES)
  Revenues ................................    $ 67,432           $ 84,758
  Gross Profit ............................      13,865             21,662
  Gross Profit % ..........................        20.6%              25.6%
  Selling, General and Administrative .....    $  4,733           $  6,453
  Operating Income ........................       9,132             15,209
  Operating Income % ......................        13.5%              17.9%
  EBITDA (a) ..............................    $ 13,098           $ 19,545
  EBITDA % (a) ............................        19.4%              23.1%

----------

(a) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income
     (loss) and net income (loss). In addition, EBITDA calculations by one company may not be comparable to another company.

    Our engineered connections segment consists of five principal product lines:
(1) Atlas Bradford(R) premium threading and tubing, (2) TCA(TM) critical-service casing and processing, (3) Tube-Alloy(TM) premium accessories, (4) Texas Arai couplings and (5) XL Systems(TM) marine conductors and installation services. The following table sets forth certain additional data regarding these product lines for the three months ended September 30, 2000 and 2001:



                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------------------------
                                                                 2000                                2001
                                                     ----------------------------       -------------------------------
                                                                     % OF REVENUE                          % OF REVENUE
                                                                     ------------                          ------------
                                                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)

Revenues:
  Atlas Bradford Threading and Service.......        $  18,165                27%        $  22,408                27%
  TCA .......................................           20,282                30%           20,362                24%
  Tube-Alloy ................................            8,093                12%           13,527                16%
  Texas Arai ................................           11,358                17%           14,625                17%
  XL Systems ................................            9,534                14%           13,836                16%
                                                     ---------         ---------         ---------         ---------
                                                     $  67,432               100%        $  84,758               100%
                                                     =========         =========         =========         =========
Gross Profit:
  Atlas Bradford Threading and Service.......        $   4,732                26%        $   6,925                31%
  TCA .......................................            5,052                25%            4,085                20%
  Tube-Alloy ................................            1,996                25%            4,073                30%
  Texas Arai ................................              833                 7%            2,633                18%
  XL Systems ................................            1,252                13%            3,946                29%
                                                     ---------                           ---------
                                                     $  13,865                21%        $  21,662                26%
                                                     =========                           =========
Selling, General and Administrative:
 Atlas Bradford Threading and Service........        $   1,031                 6%        $   1,686                 8%
 TCA ........................................              481                 2%              452                 2%
 Tube-Alloy .................................            1,098                14%            1,442                11%
 Texas Arai .................................              773                 7%              951                 7%
 XL Systems .................................            1,350                14%            1,922                14%
                                                     ---------                           ---------
                                                     $   4,733                 7%        $   6,453                 8%
                                                     =========                           =========


    Revenues. Our engineered connections segment revenues increased $17.3 million, or 26%, in the third quarter of 2001 as compared to the same period in 2000. This growth in revenues reflects the increased demand for our highly engineered connections, tubing and casing products for deep gas and offshore drilling and completion applications due to the significant increase in gas drilling and completion activity. The average U.S. gas rig count increased 31% during the third quarter of 2001 as compared to the same period in 2000. Combined sales of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines in the third quarter of 2001 were 21% higher than in the third quarter of 2000 and collectively comprised 66% of total revenue for the engineered connections segment. Also contributing to the growth in revenues were increased sales from our XL Systems(TM) marine product line of 45% and from our Texas Arai coupling business of 29%, when compared to the same period last year.

    Gross Profit. Our gross profit in the engineered connections segment increased $7.8 million, or 56%, in the third quarter of 2001 as compared to the same period in 2000. This increase reflects the growth in demand for our highly engineered connections, tubing and casing products that resulted in increased utilization of our manufacturing facilities and higher fixed cost absorption during 2001, coupled with price increases that we initiated during the first part of 2001. Combined gross profit of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines in the third quarter of 2001 were 28% higher than in the same period in 2000 and collectively comprised 70% of the gross profit for the engineered connections segment. Gross profit for the third quarter of 2001 benefited from a favorable product mix, which included sales of Tube-Alloy's higher-margin vacuum insulated tubing product line. Gross profit at our XL Systems(TM) marine products business and Texas Arai coupling business were $2.7 million and $1.8 million higher, respectively, when compared to the same period last year. Partially offsetting these improvements was a decline in average margins for our casing sales due to higher commodity sales and lower processing associated with declining distributor purchases.

    Selling, General and Administrative. Our selling, general and administrative expenses in the engineered connections segment increased as a percentage of revenues from 7% in the third quarter of 2000 to 8% in the third quarter of 2001. This increase is primarily due to higher expenses related to our Atlas Bradford(R) premium threading and tubing product lines.

    Operating Income. Our engineered connections operating income increased $6.1 million, or 67%, in the third quarter of 2001 as compared to the same period in 2000. This increase reflects the strong demand for our highly engineered connections, tubing and casing products driven by the increased gas drilling and completion activity. Combined operating income of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines in the third quarter of 2001 were 25% higher than in the third quarter of 2000 and collectively comprised 76% of the operating income for the engineered connections segment. Operating income increased significantly at our XL Systems marine product line from an operating loss of $1.0 million in the third quarter of 2000 to operating income of $2.0 million for the same period in 2001, due primarily to operational changes implemented in connection with the restructuring announced in February of this year. Texas Arai, our coupling business, had operating income of $1.7 million in the third quarter of 2001, up from break-even during the same period in 2000, due to increased drilling activity compared to 2000 levels.

    Other. Other significant factors affecting our third quarter 2001 results in our engineered connections segment included:

    o Our engineered connections segment operating income improved in the third quarter of 2001 by 12% when compared to the second quarter of 2001.

    o Our TCA(TM) product line results for the third quarter of 2001, when compared to the second quarter of 2001, have been negatively affected by lower distributor activity and the decrease in the market related to drilling and completion activity.

    o Volumes of threads and tubulars for our Atlas Bradford(R) product line declined in the third quarter of 2001 when compared to the second quarter. However, product mix was favorable during the quarter when compared to the second quarter of 2001 as evidenced by an 18% increase in operating income in spite of a 4% decrease in revenues.

    o Our Tube-Alloy(TM) product line revenues increased 6% over second quarter 2001 levels, and operating income and EBITDA for this product line were both up 4% when compared to the second quarter of 2001.

    o Our Texas Arai product line revenues decreased 5% compared to second quarter 2001. Operating margins, however, remained stable.

    o Our XL Systems(TM) product line reported operating income of $2.0 million in the third quarter of 2001, up from break-even in the second quarter and a loss of $1.0 million in the first quarter, excluding non-recurring charges of $2.2 million in the first quarter. Since February of this year, we have strengthened this product lines sales force, consolidated certain offshore selling activities and focused on offering a broader product line.

   Other Items

    Corporate General and Administrative. Our corporate general and administrative expenses increased $0.6 million in the third quarter of 2001 as compared to the same period in 2000. This increase was primarily due to overhead costs for additional financial, accounting, legal, marketing and other administrative expenses required by Grant Prideco as a separate public entity following our spinoff from Weatherford in April 2000.

    Interest Expense. Our interest expense increased $2.6 million in the third quarter of 2001 as compared to the same period in 2000 due to higher average outstanding borrowings. During the third quarter of 2001, average outstanding borrowings totaled $278.3 million compared to $159.7 million for the same period in 2000. The increase in 2001 is attributable to increased borrowings under the revolving credit and letter of credit facility agreement coupled with the $200 million 9 5/8 % Senior Notes which were issued in December 2000.

    Tax Provision. Our effective tax rate in the third quarter of 2001 was 35%, as compared to 38% in the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

GENERAL

    We reported net income of $9.5 million, or $0.09 per share, on revenues of $548.5 million for the nine months ended September 30, 2001 compared to a net loss of $5.4 million, or $0.05 per share, on revenues of $343.0 million for the same period in 2000. Our results for 2001 included $44.8 million (before tax) in other charges described earlier. Excluding the impact of these charges, our net income for the nine months ended September 30, 2001 was $38.6 million, or $0.35 per share. For the nine months ended September 30, 2001, we reported $110.3 million in EBITDA, excluding other charges, as compared to $30.9 million for the same period in 2000.

SEGMENT RESULTS

  Drilling Products

    The following table sets forth additional data regarding the results of our drilling products segment for the nine months ended September 30, 2000 and 2001:


                                                            NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                       --------------------------------
                                                          2000                  2001
                                                       ----------            ----------
                                                              (IN THOUSANDS,
                                                            EXCEPT PERCENTAGES)
Revenues .......................................       $  150,262            $  301,491
Gross Profit ...................................            6,319                60,692(a)
Gross Profit % .................................              4.2%                 20.1%
Selling, General and Administrative ............       $   11,561            $   18,872
Operating Income (Loss) ........................           (1,351)               28,661(a)(b)
Operating Income (Loss) % ......................             (1.0)%                 9.5%
Operating Income (Loss), Before Other Charges...       $   (1,351)           $   56,619(c)
Operating Income (Loss) %, Before Other ........             (1.0)%                18.8%
EBITDA, Before Other Charges(d) ................       $   10,104            $   71,240(c)
EBITDA %, Before Other Charges(d) ..............              6.7%                 23.6%

----------

(a) Includes $8.3 million of charges in the first quarter of 2001 related to inventory write-offs and capitalized manufacturing variance write-offs. Includes $0.3 million of charges in the third quarter of 2001 for inventory write-offs in connection with the decision to discontinue the manufacturing of industrial flanges. These charges were classified as cost of sales.

(b) Includes a charge of $17.9 million in the first quarter of 2001 to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million and severance and related expenses of $0.2 million. Includes $1.5 million of charges in the third quarter of 2001 for fixed asset impairments in connection with the decision to discontinue the manufacturing of industrial flanges.

(c) Excludes $26.2 million of charges in the first quarter of 2001 and $1.8 million of charges in the third quarter of 2001 discussed in (a) and (b) above.

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

    Our drilling products segment consists of two principal product lines: (1) drilling products for the oil and gas industry and (2) industrial drilling and other products for fiber optic cable installation, water well drilling and other industries. To assist in an understanding of our results in this segment, the following table sets forth additional data regarding the results of the oilfield drilling products and industrial product lines for the nine months ended September 30, 2000 and 2001:



                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------------------------------------
                                                               2000                                2001
                                                     ---------------------------         -----------------------------
                                                                   % OF REVENUE                          % OF REVENUE
                                                                    ------------                          ------------
                                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues:
  Oilfield Drilling Products:
     Drill Pipe Products ....................        $  96,324                64%        $ 206,462                 68%
     Drill Collars and Heavy Weight
        Drill Pipe ..........................           21,354                14%           47,474                 16%
     Drill Stem Accessories and Other .......           12,361                 8%           14,350                  5%
                                                     ---------         ---------         ---------          ---------
                                                       130,039                86%          268,286                 89%
  Industrial ................................           20,223                14%           33,205                 11%
                                                     ---------         ---------         ---------          ---------
                                                     $ 150,262               100%        $ 301,491                100%
                                                     =========         =========         =========          =========
Gross Profit (Loss):(a)
  Oilfield Drilling Products ................        $   4,254                 3%        $  62,916                 23%
  Industrial ................................            2,065                10%           (2,224)                (7)%
                                                     ---------                           ---------
                                                     $   6,319                 4%        $  60,692                 20%
                                                     =========                           =========
Gross Profit, Before Other Charges:(b)
  Oilfield Drilling Products ................        $   4,254                 3%        $  67,597                 25%
  Industrial ................................            2,065                10%            1,668                  5%
                                                     ---------                           ---------
                                                     $   6,319                 4%        $  69,265                 23%
                                                     =========                           =========
Selling, General and Administrative:
  Oilfield Drilling Products ................        $  10,087                 8%        $  14,308                  5%
  Industrial ................................            1,474                 7%            4,564                 14%
                                                     ---------                           ---------
                                                     $  11,561                 8%        $  18,872                  6%
                                                     =========                           =========

----------

(a) Includes $8.3 million of charges in the first quarter of 2001 related to inventory write-offs and capitalized manufacturing variance write-offs. Includes $0.3 million of charges in the third quarter of 2001 for inventory write-offs in connection with the decision to discontinue the manufacturing of industrial flanges. These charges were classified as cost of sales.

(b) Excludes $8.3 million of charges in the first quarter of 2001 and $0.3 million of charges in the third quarter of 2001 discussed in (a) above.


    Revenues. Our drilling products revenues increased $151.2 million, or 101%, for the nine months ended September 30, 2001 as compared to the same period in 2000 due primarily to significant increases in oil and gas drilling activity earlier in the year. Sales of oilfield drill pipe for the nine months ended September 30, 2001 were 6.3 million feet compared to 2.9 million feet for the same period in 2000. The average North American and International rig counts increased by 31% and 18%, respectively, during the nine months ended September 30, 2001 as compared to the same period in 2000. Fourth quarter of 2000 purchases of Star Iron Works, Inc., Seam-Mac Tube, Ltd. and CMA also contributed approximately $38.2 million of additional revenues for the nine months ended September 30, 2001.

    Gross Profit. Our drilling products gross profit increased $54.4 million for the nine months ended September 30, 2001 as compared to the same period in 2000. Excluding the effects of the first and third quarter charges in 2001 of $8.3 million and $0.3 million, respectively, our drilling products business reported gross profit of $69.3 million. This increase was due to increased sales reflecting stronger demand for our drilling products in North America and internationally, coupled with reduced manufacturing costs related to our U.S. oilfield drill pipe. Our average selling price for drill pipe in the period was down slightly when compared to the prior year period due to lower priced prior commitments and product mix. The reduced selling prices, however, were more than offset by higher volumes.

    Selling, General and Administrative. Our selling, general and administrative expenses in the drilling products segment decreased as a percentage of revenues from 8% in the first nine months of 2000 to 6% for the same period in 2001. This decrease was due primarily to a higher revenue base related to the increased oil and gas drilling activity, partially offset by higher industrial drill pipe selling, general and administrative expenses and increased oilfield drill pipe staffing levels.

    Operating Income (Loss). Our drilling products segment reported operating income of $28.7 million for the nine months ended September 30, 2001 as compared to an operating loss of $1.4 million for the same period in 2000. Excluding the effects of the first and third quarter charges in 2001 of $26.2 million and $1.8 million, respectively, our drilling products business reported operating income of $56.6 million. This increase reflects the stronger demand of our drilling products in North America and internationally, coupled with reduced manufacturing costs related to our U.S. oilfield drill pipe. Equity earnings related to our investment in Voest-Alpine for the nine months ended September 30, 2001 of $6.2 million increased 60% when compared to the same period in 2000.

  Engineered Connections

    Our engineered connections segment showed continued year-on-year and quarter-on-quarter improvement for the nine months ended September 30, 2001. The growth reflected a significant improvement in our marine connection business and continued strong demand for our premium completion tubular connections. We also benefited from increasing prices and lower average costs associated with higher production volume and the resulting increased manufacturing cost absorption rates. Average margins improved for the nine months ended September 30, 2001 due to better product mix when compared to the same period last year. This improvement occurred notwithstanding slightly lower volumes and a 30% decline in two-step tubing.

    The following table sets forth additional data regarding the results of our engineered connections segment for the nine months ended September 30, 2000 and 2001:



                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         -------------------------------
                                                            2000                 2001
                                                         ----------           ----------
                                                         (IN THOUSANDS, EXCEPT
                                                               PERCENTAGES)
 Revenues ....................................          $  192,754           $  247,058
 Gross Profit ................................              38,080               58,729(a)
 Gross Profit% ...............................                19.8%                23.8%
 Selling, General and Administrative .........          $   13,989           $   18,804
 Operating Income ............................              24,091               39,720(a)(b)
 Operating Income % ..........................                12.5%                16.1%
 Operating Income, Before Other Charges ......          $   24,091           $   42,398(c)
 Operating Income %, Before Other Charges ....                12.5%                17.2%
 EBITDA, Before Other Charges(d) .............          $   35,711           $   54,961(c)
 EBITDA %, Before Other Charges(d) ...........                18.5%                22.2%


----------

(a) Includes $2.5 million of charges in the first quarter of 2001 related to inventory write-offs and capitalized manufacturing cost variance write-offs, which were classified as cost of sales.

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

    Our engineered connections segment consists of five principal product lines:
(1) Atlas Bradford(R) premium threading and tubing, (2) TCA(TM) critical-service casing and processing, (3) Tube-Alloy(TM) premium accessories, (4) Texas Arai couplings and (5) XL Systems(TM) marine conductors and installation services. The following table sets forth certain additional data regarding these product lines for the nine months ended September 30, 2000 and 2001:



                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------------------------------------
                                                               2000                                2001
                                                     ---------------------------         -----------------------------
                                                                      % OF REVENUE                        % OF REVENUE
                                                                      ------------                        ------------
                                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
 Revenues:
   Atlas Bradford Threading and Service.......        $  47,176                24%        $  68,677                28%
   TCA .......................................           58,625                30%           65,984                27%
   Tube-Alloy ................................           22,639                12%           37,783                15%
   Texas Arai ................................           34,233                18%           43,716                18%
   XL Systems ................................           30,081                16%           30,898                12%
                                                      ---------         ---------         ---------         ---------
                                                      $ 192,754               100%        $ 247,058               100%
                                                      =========         =========         =========         =========
 Gross Profit:(a)
   Atlas Bradford Threading and Service.......        $  11,613                25%        $  20,028                29%
   TCA .......................................           12,232                21%           15,385                23%
   Tube-Alloy ................................            7,760                34%           11,577                31%
   Texas Arai ................................            3,138                 9%            7,147                16%
   XL Systems ................................            3,337                11%            4,562                15%
                                                      ---------                           ---------
                                                      $  38,080                20%        $  58,729                24%
                                                      =========                           =========
 Gross Profit, Before Other Charges:(b)
   Atlas Bradford Threading and Service ......        $  11,613                25%        $  20,028                29%
   TCA .......................................           12,232                21%           15,385                23%
   Tube-Alloy ................................            7,760                34%           11,829                31%
   Texas Arai ................................            3,138                 9%            7,404                17%
   XL Systems ................................            3,337                11%            6,556                21%
                                                      ---------                           ---------
                                                      $  38,080                20%        $  61,202                25%
                                                      =========                           =========
 Selling, General and Administrative:
   Atlas Bradford Threading and Service.......        $   3,015                 6%        $   5,016                 7%
   TCA .......................................            1,340                 2%            1,258                 2%
   Tube-Alloy ................................            3,265                14%            4,098                11%
   Texas Arai ................................            2,613                 8%            2,897                 7%
   XL Systems ................................            3,756                12%            5,535                18%
                                                      ---------                           ---------
                                                      $  13,989                 7%        $  18,804                 8%
                                                      =========                           =========

----------

(a) Includes a charge in the first quarter 2001 of $2.5 million for inventory write-offs and capitalized manufacturing variance write-offs ($0.3 million for Texas Arai, $0.3 million for Tube-Alloy and $1.9 million for XL Systems), which were classified as cost of sales.

(b)  Excludes $2.5 million of other charges discussed in (a) above.


    Revenues. Our engineered connections segment revenues increased $54.3 million, or 28%, for the nine months ended September 30, 2001 as compared to the same period in 2000. This growth in revenues reflects the increased demand for our highly engineered connections, tubing and casing products for deep gas and offshore drilling and completion applications due to the significant increase in gas drilling and completion activity. The average U.S. gas rig count increased 43% for the nine months ended September 30, 2001 as compared to the same period in 2000. Combined sales of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines in the first nine months of 2001 were 34% higher than in the same period in 2000 and collectively comprised 70% of total revenue for the engineered connections segment. Our Texas Arai coupling business' revenues in the first nine months of 2001 were 28% higher than in the same period of 2000 primarily due to price increases implemented in the first quarter of 2001.

    Gross Profit. Our gross profit in the engineered connections segment increased $20.6 million, or 54%, for the nine months ended September 30, 2001 as compared to the same period in 2000. This increase reflects the growth in demand for our highly engineered connections, tubing and casing products that resulted in increased utilization of our manufacturing facilities and higher fixed cost absorption during 2001, coupled with price increases that we initiated during the first part of 2001. Combined gross profit of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines in the first nine months of 2001 were 49% higher than the same period in 2000 and collectively comprised 80% of the gross profit for the engineered connections segment. Gross profit for the nine months ended September 30, 2001 benefited from a favorable product mix, which included sales of Tube-Alloy's higher-margin vacuum insulated tubing product line. Gross profit at our XL Systems(TM) marine products business was $1.3 million higher when compared to the same period last year due to operational changes in connection with the restructuring announced in February of this year. Texas Arai, our coupling business, had a $4.0 million increase in gross profit when compared to the same period last year due to price increases implemented in the first quarter of 2001. Partially offsetting these improvements was a decline in average margins for our casing sales due to higher commodity sales and lower processing associated with declining distributor purchases.

    Selling, General and Administrative. Selling, general and administrative expenses in the engineered connections segment increased as a percentage of revenues from 7% for the first nine months of 2000 to 8% for the same period in 2001. This increase was due primarily to higher expenses related to our XL Systems(TM) marine product line, as we have been strengthening our management and sales force personnel to improve market penetration and profitability.

    Operating Income. Our engineered connections operating income increased $15.6 million for the nine months ended September 30, 2001 as compared to the same period in 2000. Included in the results for 2001 are charges of $2.5 million for inventory write-downs and $0.2 million for severance and related costs. Excluding the effect of these charges, operating income was $42.4 million, which reflects the strong demand for our highly engineered connections, tubing and casing products, driven by the increased gas drilling and completion activity. Combined operating income of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines for the first nine months of 2001 were 53% higher than in the same period in 2000 and collectively comprised 87%, excluding charges, of the operating income for the engineered connections segment. Operating income at our XL Systems(TM) marine product line, excluding charges of $2.2 million, increased $1.4 million when compared to the same period of 2000, due primarily to the operational changes made in connection with the restructuring announced in February of this year. Texas Arai, our coupling business, had an increase in operating income for the nine months ended 2001 of $3.7 million when compared to the same period of 2000 due to price increases implemented in the first quarter of 2001.

  Other Items

    Corporate General and Administrative. Our corporate general and administrative expenses, excluding other severance charges, increased $1.1 million for the nine months ended September 30, 2001 as compared to the same period in 2000. This increase was primarily due to overhead costs for additional financial, accounting, legal, marketing and other administrative expenses required by Grant Prideco as a separate public entity following our spinoff from Weatherford in April 2000.

    Interest Expense. Our interest expense increased $9.2 million for the nine months ended September 30, 2001 as compared to the same period in 2000 due to higher average outstanding borrowings. During the nine months ended September 30, 2001, average outstanding borrowings totaled $270.8 million compared to $155.3 million for the same period in 2000. The increase in 2001 is attributable to increased borrowings under the revolving credit and letter of credit facility agreement coupled with the $200 million 9 5/8 % Senior Notes which were issued in December 2000.

    Tax Benefit (Provision). Our effective tax rate for the nine months ended September 30, 2001 was 34%, as compared to 22% for the same period in 2000. The tax rate increase for the nine months ended September 30, 2001 is attributable to a significant increase in pre-tax income. We reported pre-tax income of $16.0 million for the nine months ended September 30, 2001 as compared to a pre-tax loss of $4.4 million for the same period in 2000.

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

    At September 30, 2001, we had cash and cash equivalents of $14.9 million and working capital of $211.2 million as compared to cash and cash equivalents of $8.3 million and working capital of $198.4 million at December 31, 2000. At September 30, 2001, we also had $5.9 million in restricted cash that is subject to dividend and distribution restrictions related to our 54% interest in our H-Tech subsidiary.

    The following table summarizes our cash flows from operating activities, net cash used by investing activities and net cash provided by financing activities for the periods presented (in thousands):


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  -------------------------------
                                                                     2000                 2001
                                                                  ----------           ----------
                                                                          (UNAUDITED)
 Net Cash (Used) Provided by Operating Activities............    $  (38,340)          $    8,932
 Net Cash Used by Investing Activities ......................       (15,978)             (27,329)
 Net Cash Provided by Financing Activities ..................        51,013               24,986


    Net cash flow provided by operating activities increased by $47.3 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 due to increased net income, excluding the non-cash portion of other charges of $30.2 million, and net cash dividends received from our equity investment in Voest-Alpine, which were partially offset by an increase in inventories. Net cash used by investing activities increased by $11.4 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 due primarily to increased capital expenditures for property, plant and equipment related to our capital improvement program to reduce production costs and improve efficiencies. Net cash provided by financing activities decreased by $26.0 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This is primarily due to the fact that Weatherford, our former parent, contributed $17.7 million of cash to us prior to our spinoff in April 2000.

  Capital Expenditures

    Our capital expenditures for property, plant and equipment totaled $15.1 million and $26.3 million for the nine months ended September 30, 2000 and 2001, respectively. We currently expect to expend $10 to $20 million for capital expenditures for property, plant and equipment during the remainder of 2001. In addition, our capital expenditures for 2002 are currently expected to be around $40 million, and will relate to our capital improvement program to reduce production costs and improve efficiencies, our manufacturing consolidation projects and maintaining our existing equipment base. Because of current market conditions, approximately $15 million in capital expenditures that were scheduled to be made in late 2001 and early 2002 have been deferred to mid to late 2002.

  Credit Facility and Long-Term Debt

    As of September 30, 2001, we had outstanding borrowings of $74.7 million under our revolving credit and letter of credit facility (the "Credit Facility") and $5.5 million had been used to support outstanding letters of credit. As of September 30, 2001, $19.8 million remained available under the Credit Facility. The average interest rate for the outstanding borrowings under the Credit Facility was 6.50% at September 30, 2001. Additionally, at September 30, 2001, there were outstanding borrowings of $0.5 million under another credit facility and $0.7 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the Credit Facility.

    Since September 30, 2001 we have received a commitment letter from the lenders under our Credit Facility to increase the Credit Facility limit to $125 million. All other terms and conditions related to the Credit Facility are expected to remain the same.

    As of September 30, 2001, total long-term debt had decreased $14.0 million from December 31, 2000 to $210.4 million. In January 2001, we made a scheduled debt payment on the Voest-Alpine debt of approximately $1.5 million and in June 2001, approximately $11.5 million of our acquisition debt for the purchase of our interest in Voest-Alpine was repaid from a dividend of earnings from Voest-Alpine. The interest rate as of September 30, 2001 on the Voest-Alpine debt was 4.4% per annum.

    We estimate our required principal and interest payments for our outstanding debt as of September 30, 2001 to be approximately $10.3 million for the remainder of 2001.

    As part of our arrangement to invest in Voest-Alpine, we entered into a four-year supply contract with Voest-Alpine. Under this agreement, we have agreed to purchase a minimum of 60,000 metric tons of "green" tubulars per year through September 2003 at a negotiated third party price that we believe to be beneficial due to market conditions that existed at the time the pricing was established. The volume requirements represents between 60% and 75% of our normal worldwide requirements for this type of tubular for drill pipe and could be resold by us in the international markets. Because this agreement requires us to purchase tubulars regardless of our needs, our purchases under this agreement may be made for inventory during periods of low demand. These types of purchases would require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to use or sell all of the tubular products we are required to purchase from Voest-Alpine.

   Outlook

    As of November 9, 2001, we had outstanding borrowings and outstanding letters of credit under our Credit Facility aggregating $60.5 million. Based on our current projected capital expenditures and required principal and interest payments, our operating cash flows, existing cash balances, and remaining availability under the Credit Facility are expected to satisfy all of our expected commitments during the next twelve months. We also believe that the commitment from our lenders to increase our Credit Facility to $125 million provides additional liquidity in the event of a prolonged market downturn and the ability to take advantage of strategic opportunities that may present themselves during this period of reduced activity. Acquisitions and expansions will be financed from cash flow from operations, borrowings under our Credit Facility or through a combination of the issuance of additional equity and debt financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount and form of issue dependent on the prevailing market and general economic conditions.

TAX MATTERS

    As a result of our spinoff from Weatherford, subsequent to April 14, 2000 we are no longer able to combine the results of our operations with those of Weatherford in reporting income for United States federal income tax purposes and for income tax purposes in the states and foreign countries in which we operate. We believe this will not have a material adverse effect on our earnings. Under the terms of a tax allocation agreement with Weatherford, we will not have the future benefit of any prior tax losses or benefits incurred as part of a consolidated return with Weatherford. Moreover, we will be liable to Weatherford for any corporate level taxes incurred by Weatherford as a result of the spinoff, except to the extent the taxes arise solely as a result of a change of control of Weatherford.

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

Expectations for the Fourth Quarter of 2001 and Fiscal 2002

    As previously noted, looking forward we currently expect fourth quarter of 2001 results to be anywhere from a low of around $0.14 per share to a high of around $0.21 per share. Our base case results for fourth quarter 2001 is essentially flat at around $0.15 to $0.17 per share. As noted above, our earnings for the fourth quarter could be slightly higher or less depending on the results for our premium connection and tubular operations. Looking forward to 2002, we would expect that the first quarter will likely be similar to the fourth quarter of 2001, but could be lower if the rig count does not begin a recovery soon or falls lower than expected and there is a fall in our current order rate. We believe that by the second quarter of 2002, there will likely be significant production declines in natural gas due to reduced drilling activity coupled with the impact of declining production rates. Because natural gas supply is expected to decline in the first of next year, demand will play a critical role in our future results. Demand will be heavily dependent upon both the condition of the United States economy and weather related demand. Assuming that there is not a prolonged recession in the United States, we currently expect activity levels to recover to the levels experienced in the first half of this year by the third or fourth quarters of next year.

    Investors should be cautioned that our actual earnings for the remainder of 2001 and 2002 are subject to significant uncertainty due to the recent changes in natural gas prices and the unknown effect that these changes will have on North American rig counts and demand for our products and services. Our projections are based upon our beliefs regarding future rig count changes and their effects on our operations, and there can be no assurance that actual results will not be materially different. Our actual results of operations will be highly dependent on the actual effect that changes in natural gas prices will have on domestic rig counts as well as any other changes that might impact oil and natural gas prices in North America or internationally. Our results of operations also are dependent upon our ability to maintain the pricing increases we have achieved in our drill stem product line, our ability to maintain our current market shares in our various businesses, our ability to generate income from our industrial drill pipe and marine connection product lines, our ability to reduce our manufacturing costs, and general world economic trends. Any material unexpected change in the markets or changes that affect the assumptions used by us in modeling our 2001 and 2002 results will affect our actual results.

    In modeling our earnings for 2001 and 2002, we have made the following assumptions regarding our operations and markets. Although we believe, as of the date this report is filed, that these assumptions are reasonable, there can be no assurance that they will be correct in the future.

General


o Average North American rig count for 2002 will be around 10% to 20% lower than the 2001 average.

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

o We expect our effective tax rate to be 35% to 36% for the fourth quarter of 2001.

o There will be no changes in domestic or worldwide political events that would have an adverse consequence upon the domestic or worldwide economies and the demand for our products and services. In particular, we assume that OPEC and other oil exporting countries and organizations will take reasonable actions to insure that worldwide oil prices remain within our assumptions of the mid-$20 per barrel range, that there will be no further actions relating to the September 11th terrorist attacks, and the United States military actions in Afghanistan or elsewhere will not disrupt any of our operations or demand for our products.

Drilling Products

o There will be reduced demand in the fourth quarter of this year and into the first quarter of 2002, with the extent of the decline being heavily dependent on natural gas prices and the North American rig count. Demand will begin to pick up during the second quarter of 2002 and will reach 2001 levels during the second half of 2002. As a result, we would expect that our drill pipe order rates would decline over the next three to four months until our customers see greater visibility into 2002. Accordingly, first quarter sales are expected to be down from the fourth quarter, and second quarter sales could either be flat or down against first quarter depending on the level of the first quarter sales and drilling activity in the first quarter.

o We currently expect our fourth quarter drill stem revenues will be down 5% to 10%, but operating income will be as much as 10% higher due to higher realized prices and the sale of higher margin products. Our sales in 2002 could be down 10% to 15% in the first half of the year, with the greatest declines in our lower margin drill stem products used for the United States land rig market. Based on our belief that any decline in natural gas will be relatively short-lived, we would expect sales to again increase in the second half of the 2002 to 2001 demand levels.

o We expect to sell around 2.3 million feet in the fourth quarter of 2001. During 2002, we currently expect to sell a total of anywhere between 5 to 7 million feet. The actual volume will be dependent on the level of international and offshore activity and purchases and on the speed in which there is a recovery in natural gas prices and a return to a higher North American rig count. If the recovery were to occur quicker, sales could be higher. Conversely, if the recovery is slower to occur, sales would be lower.

o Demand changes caused by falling North American natural gas prices will be most sensitive in North America, including the shallow waters of the Gulf of Mexico, where we would expect that purchases would be primarily for the replacement of drill pipe on existing rigs that could easily be taken from existing idle rigs. To the extent demand is met through inventory from existing rigs, the demand will increase as those rigs are placed back in the market as conditions improve.

o International activity will likely continue to increase absent a substantial decline in world oil prices. This increase is not expected to be sufficient to offset lower North American activity.

o Our drill collar and heavy weight drill pipe sales would be expected to decline on a similar basis as our drill pipe sales, with drill collars likely being affected the most.

o We currently expect that our drill stem pricing will remain at or about current levels throughout the remainder of the year and be relatively stable in 2002. Our current backlog reflects an average price of around $36.50 per foot. Our production schedule reflects that fourth quarter sales will be around $35 per foot. We would expect that average pricing for most of 2002 to be around the $35 per foot range, with variations being dependent on mix and improvements in the international markets.

o Our industrial drill pipe product line in the fourth quarter of 2001 will be relatively flat to the third quarter of 2001 and profitable in 2002, excluding any costs associated with the closure of our Stephenville facility.

o Earnings from our interest in Voest-Alpine will decline as its sales of premium tubulars in the U.S. fall due to lower demand. Depending on demand and Voest-Alpine's ability to replace North American sales with equivalent international sales, this decline could be substantial.

o We will continue to see benefits from our operational restructuring. In this regard, we have assumed that increases in manufacturing costs experienced as a result of declining production volumes will generally be offset by increased manufacturing efficiencies from process improvements.

Engineered Connections

o Our premium threading, casing and accessory business will be impacted primarily to the extent a decline affects offshore and deep land gas wells. Our expectation is that, other than shallow offshore shelf drilling, the offshore and deep gas markets will be impacted substantially less than other markets. For the fourth quarter of 2001, we would expect a sales decline of 10% to 20% for this segment and an additional similar decline during the first half of 2002. We expect a strong recovery during the second half of 2002.

o We expect our couplings business sales to decrease by as much as 25% in the fourth quarter and then remain consistent into the first part of 2002.

o Our marine connection business, which serves the Gulf of Mexico and the international offshore markets, is not expected to be materially affected by a moderate decline in the North American rig count, but will be impacted to the extent there is a continued slow down in Gulf of Mexico activity.

o Our gross profit for all of our engineered connection segment operations are expected to average around 15% to 22% during 2002.

o We currently expect that pricing for our premium engineered connections segment will soften slightly in the fourth quarter and into next year depending on demand.

o We expect that distributor inventories will continue to be reduced and rationalized through year-end as a result of the market decline in North America and year-end desired inventory levels. These inventories levels, however, will likely increase in early 2002, with the increase being dependent on activity.

     Our projections for the remainder of 2001 and 2002 are also based on the following assumptions regarding our business and the industries we serve, which are subject to modification from time to time as more fully described below under "Risk Factors and Exposures." If any of these assumptions are not borne out, our results could vary materially from those currently projected.

o Oil prices will trade on average in the mid-$20 per barrel range. They will not fall below $20 per barrel for any extended period of time that could have any affect on demand or activity.

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

o Capital expenditures for the remainder of 2001 will be between $10 to $20 million and will relate primarily to the addition of revenue producing assets, and capital expenditures for 2002 will be around $40 million. We expect to monitor our capital expenditures in light of market conditions, and have deferred some planned expenditures until further market certainty is known into 2002.

o There will be no material adverse affect on our operations as a result of the Section 201 Investigation by the International Trade Commission into steel imports into the United States or any other actions taken under the United States trade laws during 2002.

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

    As noted above, recent declines in natural gas prices have created uncertainty regarding our future results of operations. The actual impact of these declines in natural gas prices on rig counts and demand for our products and services will depend upon the actual length and depth of such price declines. We currently do not expect North American rig counts to fall by more than 20% to 30% from their highs earlier this year, and we expect international rig counts to increase. Our current expectations are that natural gas prices will rebound by the second half of 2002 and that North American rig counts and demand for our products and services will return to 2001 levels during this same period of time. We do not expect that there will be any declines in worldwide oil prices that would adversely affect international rig counts or international demand for our products and services. If our assumptions are incorrect in this regard, our results of operations as well as our financial condition for 2001 and 2002 could be materially adversely affected.

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

    OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS FOR 2002 IS BASED UPON OUR ABILITY TO SUCCESSFULLY INCREASE AND DECREASE OUR MANUFACTURING CAPACITY IN RESPONSE TO CHANGES IN DEMAND WITHOUT MATERIAL DISRUPTION.

    We have recently taken steps to increase our manufacturing capacity and reduce manufacturing costs in all of our manufacturing operations. These activities are ongoing and will continue throughout 2001 and into 2002. Our manufacturing goal is to be able to produce between 1.5 million and 2.5 million feet of drill pipe during a quarter with little operational changes or disruption. We also intend to be able to increase our production to up to 3.0 million feet a quarter without significant operational disruptions and process inefficiencies. Our forward looking statements regarding our results of operations during 2002 assume that we will be able to increase our production during the second half of the year with minimal operational disruption and inefficiency in order to meet the increased demand that we currently assume will occur during that period. If there are any material disruptions or excess costs associated with the manufacturing changes and our ability to reduce and increase production with minimal disruption, our results of operations during 2002 could be materially adversely affected.

    OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS FOR THE REMAINDER OF 2001 AND 2002 IS BASED UPON OUR ABILITY TO MAINTAIN PRICES FOR OUR DRILL STEM PRODUCTS, WHICH CAN BE ADVERSELY AFFECTED BY CHANGES IN INDUSTRY CONDITIONS AND COMPETITIVE FORCES.

    Beginning in 2001, we initiated substantial price increases for our drill stem products, which began benefiting revenues and operating profit during the third quarter of 2001. Our ability to maintain these price increases are subject to various risks, including adverse changes in industry conditions and regulation as well as unexpected actions by our competitors. Although we project some slowdown in North American demand, we believe our prices are now at realistic market levels and we do not expect to see any material price declines during the remainder of 2001 or 2002. If market conditions or other factors cause us to decrease prices, our results could be materially adversely affected.

    OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC OR OTHER RISKS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    During the third quarter of 2001, we derived approximately 15% of our total revenues from our facilities outside the United States. In addition, a large part of our sales from our domestic locations were for use in foreign countries. We expect this percentage to increase substantially as demand for our drill stem products improve internationally and our expectations for 2001 and 2002 depend on our ability to increase our international sales. In addition, many of our key manufacturing operations are outside of the United States. Our operations in certain international locations, including Mexico, Austria, Italy, China and Indonesia, are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

     o currency fluctuations and potential devaluations in most countries, in particular those in Europe, Mexico and Asia and,

     o currency restrictions and limitations on repatriation of profits and political instability in various countries.

    Our foreign operations may suffer disruptions, and we may incur losses that will not be covered by insurance. In particular, the September 11th terrorist attacks and U.S. military activity in Afghanistan increase the possibility that our operations could be interrupted or adversely affected. Such disruption could include an inability to timely and cost effectively ship product, an inability to place contractors and employees in various countries or regions, evacuations or similar disruptions.

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

    OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED IF AN ADVERSE DETERMINATION AND REMEDY WERE IMPOSED BY THE SECTION 201 STEEL INVESTIGATION OR BY OTHER ACTIONS UNDER U.S. TRADE LAWS.

    In June 2001, the Bush Administration requested that the International Trade Commission (ITC) initiate an investigation under Section 201 of the trade laws into whether imports of foreign steel into the United States during the past five years has had a serious adverse affect on the domestic industry. Included in this investigation were imports of drill pipe green tubes and tool joints, which we acquire from our international operations. In addition, Voest Alpine, of which we have a 50.01% interest, imports finished tubing and casing into the United States.

    Due to the current strong OCTG market in the United States, the ITC found that OCTG or drill pipe imports did not cause serious injury to the U.S. steel industry, thus imports from our Voest-Alpine affiliate are unaffected by this investigation. Tool joints were included in a separate category of steel products, which were found to have injured the U.S. industry. As a result of this finding, the ITC is currently recommending remedies for these products, including tool joints. Based upon our participation in the recent remedy hearings in this regard, we do not believe that the ITC or USTR will impose any material restrictions on our ability to import tool joints from our wholly-owned facilities.

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

    Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See Note 7.

    At September 30, 2001, we had open forward contracts and call options to exchange U.S. dollars for Euros at a fair value of approximately $10,000. A 10% change in the forward rate of Euros subsequent to September 30, 2001 would have a minimal effect on the fair value of the open forward contracts and call options. There were no hedging losses in the third quarter of 2001; for the nine months ended September 30, 2001 we have recognized hedging losses of $0.6 million.

    INTEREST RATES

    We are and will be subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable interest rate borrowings. We are subject to market risk exposure related to changes in interest rates on our credit facility and certain variable rate indebtedness. As of September 30, 2001, we had borrowed $74.7 million under our credit facility. Additionally, at September 30, 2001, there were outstanding borrowings of $0.5 million under another credit facility, and there was $6.1 million of variable interest rate debt outstanding. Based upon these balances, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis. Excluding the 9 5/8% Senior Notes due 2007, most of our borrowings are at variable rates and therefore the fair value of these borrowings approximates book value. The fair value of our long-term debt at September 30, 2001 was $194.8 million as compared to a carrying value of $210.4 million.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

    On September 28, 2001, the United States District Court for the Eastern District Court for the Eastern District of Texas entered a judgment in the case of John D. Watts v. XL Systems, Civil Action No. 1:99-CV-0369. The jury verdict in this case was previously disclosed in Grant Prideco's Annual Report on Form 10-K. In connection with this order, the Court took the following actions: (1) reduced the jury award from $1,675,450 to $1,048,680; (2) awarded prejudgment interest of $172,697; and (3) denied enhanced damages and attorney's fees. In addition, the Court stayed any injunction preventing XL Systems from making and selling its XLC connection in its current configuration, so long as XL Systems escrows a royalty in the sum of 3% of gross revenue from sales of XLC connections and 7% of gross revenue from sales of XLC threading services, which escrowed amounts will be recorded as restricted cash on Grant Prideco's financial statements. Grant Prideco has appealed the decision to the federal circuit and Mr. Watts has appealed the decision of the court denying enhanced damages. Grant Prideco does not expect a decision on any appeal for at least the next 12 months. Grant Prideco is currently testing its redesigns of its XLC connection, which will permit it to manufacture such thread outside the scope of the patent claims in question. Based upon the reduction in damages, denial of enhanced damages and the stay on the injunction, Grant Prideco believes it has fully accrued for its potential liability, including escrowed royalties, in this case.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        None.

                                    SIGNATURE

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GRANT PRIDECO, INC.

                                  By:      /s/ LOUIS A. RASPINO
                                     ------------------------------------------
                                               Louis A. Raspino*
                                     Vice-President and Chief Financial Officer


                                     * Also signing on behalf of each of the
                                     additional Registrants, other than Grant
                                     Prideco USA, LLC.


                                  GRANT PRIDECO, USA, LLC.

                                  By:      /s/ SAL SEGRETO
                                     ------------------------------------------
                                               Sal Segreto
                                               President



Date: November 14, 2001