Form 10-Q
period 2002-03-31
GRANT PRIDECO INC
filed 2002-05-15
CIK 1097313

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           TITLE OF CLASS                       OUTSTANDING AT MAY 10, 2002
    -----------------------------               ---------------------------
    Common Stock, par value $0.01                       111,211,493


================================================================================

                         TABLE OF ADDITIONAL REGISTRANTS

            NAME**                        FORMATION       EMPLOYER ID
-------------------------------------     ---------       -----------
GP Expatriate Services, Inc..........     Delaware        76-0632330
Grant Prideco Holding, LLC...........     Delaware        76-0635560
Grant Prideco, LP....................     Delaware        76-0635557
Grant Prideco USA, LLC...............     Delaware        51-0397748
Star Operating Company...............     Delaware        76-0655528
TA Industries, Inc...................     Delaware        76-0497435
Texas Arai, Inc......................     Delaware        74-2150314
Tube-Alloy Capital Corporation.......       Texas         76-0012315
Tube-Alloy Corporation...............     Louisiana       72-0714357
XL Systems International, Inc........     Delaware        76-0602808
XL Systems, LP.......................       Texas         76-0324868

----------

  ** Except for Grant Prideco USA, LLC, the address, telephone number and zip code for each of the additional Registrants is the same as for Grant Prideco, Inc. The address, telephone number and zip code for Grant Prideco USA, LLC is 500 Delaware Avenue, Suite 900, Wilmington, DE 19801.

      Grant Prideco, Inc. (the "Company") owns directly or indirectly all of the outstanding capital stock of each of the additional Registrants listed above. Each of the additional Registrants is a guarantor of the Company's obligations under its 9 5/8% Senior Notes Due 2007 (the "Senior Notes"). No separate financial statements for the additional Registrants have been provided or incorporated because: (1) the financial statements of the Company included in this report include the operations of each of the additional Registrants and (2)
Note 15 to the Company's accompanying unaudited financial statements includes unaudited condensed consolidating financial statements of the Company separating the financial results for the additional Registrants from the Company and any subsidiaries that are not guarantors of the Company's obligations under the Senior Notes.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GRANT PRIDECO, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)

                                                                                                 DECEMBER 31,        MARCH 31,
                                                                                                    2001               2002
                                                                                                  ---------          ---------
                                                                                                                    (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents ..................................................................    $  10,384          $  25,101
  Restricted Cash ............................................................................        5,383              5,841
  Accounts Receivable, Net of Allowance for Uncollectible Accounts of $1,407 and
    $1,638 at December 31, 2001 and  March 31, 2002, respectively ............................      148,223            135,137
  Inventories ................................................................................      198,814            197,337
  Current Deferred Tax Asset .................................................................       16,275             13,977
  Other Current Assets .......................................................................       13,284             13,552
                                                                                                  ---------          ---------
                                                                                                    392,363            390,945
                                                                                                  ---------          ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Machinery and Equipment ....................................................................      249,023            260,325
  Land, Buildings and Other Property .........................................................      110,072            113,961
                                                                                                  ---------          ---------
                                                                                                    359,095            374,286
         Less: Accumulated Depreciation ......................................................      134,588            141,110
                                                                                                  ---------          ---------
                                                                                                    224,507            233,176
                                                                                                  ---------          ---------
GOODWILL, NET ................................................................................      231,521            247,003
INVESTMENT IN UNCONSOLIDATED AFFILIATES ......................................................       55,289             52,052
DEFERRED TAX ASSET ...........................................................................          108                103
INTANGIBLE ASSETS, NET .......................................................................        3,473              3,305
OTHER ASSETS .................................................................................        8,337              8,154
                                                                                                  ---------          ---------
                                                                                                  $ 915,598          $ 934,738
                                                                                                  =========          =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-Term Debt ................................    $  61,154          $  53,195
  Accounts Payable ...........................................................................       62,689             52,658
  Current Deferred Tax Liability .............................................................        5,051              6,648
  Accrued Labor and Benefits .................................................................       17,396             15,151
  Other Accrued Liabilities ..................................................................       39,891             52,108
                                                                                                  ---------          ---------
                                                                                                    186,181            179,760
                                                                                                  ---------          ---------
LONG-TERM DEBT ...............................................................................      205,024            204,580
DEFERRED INCOME TAXES ........................................................................       40,948             38,418
MINORITY INTEREST ............................................................................        1,615              6,092
OTHER LONG-TERM LIABILITIES ..................................................................       12,863             14,207
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 Par Value ..............................................................        1,093              1,106
  Capital in Excess of Par Value .............................................................      361,699            378,508
  Treasury Stock, at Cost ....................................................................       (2,551)            (3,392)
  Retained Earnings ..........................................................................      125,199            132,759
  Deferred Compensation Obligation ...........................................................        6,078              6,919
  Accumulated Other Comprehensive Loss .......................................................      (22,551)           (24,219)
                                                                                                  ---------          ---------
                                                                                                    468,967            491,681
                                                                                                  ---------          ---------
                                                                                                  $ 915,598          $ 934,738
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

                               GRANT PRIDECO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                          --------------------------------
                                                                                             2001                   2002
                                                                                          ---------              ---------
REVENUES .............................................................................    $ 156,651              $ 152,051
                                                                                          ---------              ---------
COSTS AND EXPENSES:
  Cost of Sales ......................................................................      134,447                116,846
  Selling, General and Administrative Attributable to Segments .......................       12,232                 12,816
  Corporate General and Administrative ...............................................        4,932                  6,272
  Equity Income in Unconsolidated Affiliates .........................................       (1,984)                (2,356)
  Other Charges ......................................................................       32,280                   --
                                                                                          ---------              ---------
                                                                                            181,907                133,578
                                                                                          ---------              ---------
OPERATING INCOME (LOSS) ..............................................................      (25,256)                18,473
                                                                                          ---------              ---------
OTHER INCOME (EXPENSE):
  Interest Expense ...................................................................       (6,870)                (6,175)
  Other, Net .........................................................................         (869)                  (105)
                                                                                          ---------              ---------
                                                                                             (7,739)                (6,280)
                                                                                          ---------              ---------
INCOME (LOSS) BEFORE INCOME TAXES ....................................................      (32,995)                12,193
INCOME TAX BENEFIT (PROVISION) .......................................................       11,547                 (4,024)
                                                                                          ---------              ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST ...........................................      (21,448)                 8,169
MINORITY INTEREST ....................................................................         (369)                  (609)
                                                                                          ---------              ---------
NET INCOME (LOSS) ....................................................................    $ (21,817)             $   7,560
                                                                                          =========              =========
NET INCOME (LOSS) PER SHARE:
  Basic ..............................................................................    $   (0.20)             $    0.07
                                                                                          =========              =========
  Diluted ............................................................................    $   (0.20)             $    0.07
                                                                                          =========              =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ..............................................................................      108,570                109,885
                                                                                          =========              =========
  Diluted ............................................................................      108,570                111,711
                                                                                          =========              =========

   The accompanying notes are an integral part of these financial statements.

                               GRANT PRIDECO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                              -------------------------------
                                                                                                2001                   2002
                                                                                              --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) ..................................................................        $(21,817)              $  7,560
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided (Used) by Operating Activities:
     Depreciation and Amortization ...................................................           7,798                  7,505
     Goodwill Amortization ...........................................................           1,525                   --
     Deferred Income Tax .............................................................         (10,249)                   404
     Equity Income in Unconsolidated Affiliates ......................................          (1,984)                (2,356)
     Non-Cash Portion of Other Charges ...............................................          28,473                   --
     Changes in Operating Assets and Liabilities, Net of
       Effect of Businesses Acquired:
          Accounts Receivable ........................................................             644                 26,912
          Inventories ................................................................          (8,150)                 4,651
          Other Current Assets .......................................................          (2,009)                  (726)
          Other Assets ...............................................................              (8)                    68
          Accounts Payable ...........................................................          (3,677)               (12,417)
          Other Accrued Liabilities ..................................................           3,135                  1,504
          Other, Net .................................................................          (1,974)                 3,275
                                                                                              --------               --------
            Net Cash (Used) Provided by Operating Activities .........................          (8,293)                36,380
                                                                                              --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of Businesses, Net of Cash Acquired ...................................            --                    3,088
  Capital Expenditures for Property, Plant and Equipment .............................          (5,945)               (10,357)
                                                                                              --------               --------
            Net Cash Used by Investing Activities ....................................          (5,945)                (7,269)
                                                                                              --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (Repayments) on Credit Facility .........................................          17,758                (10,854)
  Repayments on Debt .................................................................          (2,727)                (2,699)
  Proceeds from Stock Option Exercises ...............................................             218                   --
  Purchases of Treasury Stock ........................................................            (340)                  (841)
                                                                                              --------               --------
            Net Cash Provided (Used) by Financing Activities .........................          14,909                (14,394)
                                                                                              --------               --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ............................................             671                 14,717
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................................           8,315                 10,384
                                                                                              --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................        $  8,986               $ 25,101
                                                                                              ========               ========

   The accompanying notes are an integral part of these financial statements.

                               GRANT PRIDECO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

  Basis of Presentation

   The accompanying consolidated financial statements of Grant Prideco, Inc. (the Company or Grant Prideco) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

   Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2002 classifications and are of a normal recurring nature. These reclassifications have no impact on net income (loss).

2. COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                            ---------------------------
                                                                                              2001               2002
                                                                                            --------           --------
                                                                                                  (IN THOUSANDS)
Net Income (Loss) .....................................................................     $(21,817)          $  7,560
Foreign Currency Translation Adjustments, net of tax of ($468) and ($967) .............         (869)            (1,795)
Change in Derivatives, net of tax of ($349) and $39 ...................................         (649)                73
Unrealized Gain on Marketable Securities, net of tax of $20 and $29 ...................           37                 54
                                                                                            --------           --------
          Total Comprehensive Income (Loss) ...........................................     $(23,298)          $  5,892
                                                                                            ========           ========

3. INVENTORIES

   Inventories by category are as follows:

                                                                                       DECEMBER 31,         MARCH 31,
                                                                                           2001               2002
                                                                                         --------           --------
                                                                                               (IN THOUSANDS)
Raw materials, components and  supplies ......................................           $130,166           $132,137
Work in process ..............................................................             24,038             22,276
Finished goods ...............................................................             44,610             42,924
                                                                                         --------           --------
                                                                                         $198,814           $197,337
                                                                                         ========           ========

4. OTHER CHARGES

  2000 Charges

   The Company incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in the fourth quarter of 2000 relating primarily to inventory write-offs and other asset impairments and reductions. Of this amount, $7.9 million related to accrued liabilities.

    The accrued liability balances as of March 31, 2002 are summarized below:

                                             DRILLING       PREMIUM        MARINE
                                             PRODUCTS     CONNECTIONS     PRODUCTS                                     LIABILITY
                                               AND        AND TUBULAR        AND           TOTAL          CASH          BALANCE
                                             SERVICES       PRODUCTS       SERVICES       CHARGES        PAYMENTS       3/31/02
                                             --------       --------       --------       -------        --------       -------
                                                                               (IN THOUSANDS)
Litigation Accrual .......................    $ --           $ --           $2,500         $2,500         $  407         $2,093
Contingent Liability Accrual .............     4,650           --             --            4,650           --            4,650
Other Accrued Liabilities ................       594            115           --              709            679             30
                                              ------         ------         ------         ------         ------         ------
  Total ..................................    $5,244         $  115         $2,500         $7,859         $1,086         $6,773
                                              ======         ======         ======         ======         ======         ======

   The remaining accrued liabilities are expected to be paid in 2002, except for the open litigation issue, which is under appeal.

  First Quarter 2001 Charges

   In the first quarter of 2001, the Company incurred approximately $43.0 million of pre-tax charges, $28.0 million net of tax, associated with its review of the continued viability of its manufacturing arrangement with Oil Country Tubular Ltd. (OCTL) in India, a modification of the Company's manufacturing standards and costing in light of current market conditions and an ongoing restructuring of the Company's operations. This charge also included executive severance payments and related expenses of approximately $14.6 million, all of which were paid in 2001. These charges are summarized in the following chart:

                                                           DRILLING    PREMIUM      MARINE
                                                           PRODUCTS   CONNECTIONS  PRODUCTS
                                                             AND      AND TUBULAR    AND
                                                           SERVICES    PRODUCTS    SERVICES      OTHER     CORPORATE     TOTAL
                                                           --------    --------    --------     -------    ---------     -----
                                                                                      (IN THOUSANDS)
OCTL Write-Off(a)  .......................................  $17,727     $  --       $  --       $  --       $  --       $17,727
Inventory Write-Off(b) ...................................    3,357        --         1,692       1,125        --         6,174
Write-Off of Capitalized Manufacturing Variances (c) .....    1,024         509         272       2,767        --         4,572
Severance(d) .............................................      108        --           205          75      14,165      14,553
                                                            -------     -------     -------     -------     -------     -------
    Total ................................................  $22,216     $   509     $ 2,169     $ 3,967     $14,165     $43,026
                                                            =======     =======     =======     =======     =======     =======

----------

(a) In connection with the Company's operational review conducted in 2001, the Company reassessed the viability of restructuring its relationship with OCTL in India and determined that a continued relationship was no longer viable. As a result of this determination, the Company wrote-off the remaining $17.7 million ($11.5 million after-tax) of unpaid receivables and advances owed to it by OCTL.

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

(c) Certain capitalized manufacturing cost variances were expensed as cost of sales in connection with the Company's operational review and revisions of manufacturing standards and costing during 2001.

(d) The severance charge relates to executive, manufacturing, and marketing employees terminated in connection with the Company's restructuring plan that was implemented in 2001. The total number of employees severed was 24, and the amount accrued for severance was based upon the positions eliminated and the Company's severance policy.

5. NET INCOME (LOSS) PER SHARE

   Basic net income (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive. For the three-month period ended March 31, 2001, stock options to purchase 1.4 million shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. The computation of diluted earnings per share for the three months ended March 31, 2002 did not include options to purchase 5.7 million shares of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period.

6. CREDIT FACILITY

   In April 2000, the Company entered into a revolving credit facility with a syndicate of U.S. banks (the "Credit Facility"), through April 14, 2003, with automatic one-year renewals thereafter, unless either party terminates the agreement. Originally, the committed amount was $100 million. As of February 2002, the Company has increased this committed amount to $135 million. The Credit Facility is secured by the Company's U.S. and Canadian inventories, equipment and receivables and is guaranteed by Grant Prideco's domestic subsidiaries. The Company is required to comply with various affirmative and negative covenants which limit its ability to incur new debt, make certain investments and acquisitions, sell assets, grant liens, and other related items. The Company is also subject to financial covenants which require it to maintain a certain tangible net worth and fixed charge coverage ratio. As of March 31, 2002, the Company is in compliance with the various covenants under the Credit Facility agreement. As of March 31, 2002, the Company had outstanding borrowings of $43.5 million under the revolving credit facility and $3.8 million had been used to support outstanding letters of credit. The average interest rate for the outstanding borrowings under the Credit Facility was 3.9% at March 31, 2002.

   Additionally, at March 31, 2002, there were outstanding borrowings of $0.3 million under a miscellaneous credit facility and $0.6 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the Credit Facility.

7. FINANCIAL INSTRUMENTS

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $0.3 million pre-tax being recognized as a loss in "Accumulated Other Comprehensive Loss" in the accompanying Consolidated Balance Sheets.

   The Company uses foreign currency forwards and call options to hedge certain of its exposures to changes in foreign exchange rates, primarily related to the Euro. The forwards and call options have only nominal value at the time of purchase. The counterparties to these derivative foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is minimal. The Company does not engage in derivative activity for speculative or trading purposes. The Company does not have any off-balance sheet hedging or financing arrangements or contracts, other than operating leases which primarily relate to office space and equipment.

  CASH FLOW HEDGES

   At March 31, 2002, the Company had U.S. Dollar/Euro forward contracts and call options with notional amounts totaling $8.5 million. These contracts are designated as cash flow hedges of anticipated Euro-denominated expenditures through August 2002.

   The contracts are marked to market based on the forward rate (fair value was ($0.1) million at March 31, 2002) and recorded as "Other Accrued Liabilities" in the accompanying Consolidated Balance Sheets, with the offset recorded as other comprehensive income (loss), net of applicable hedge ineffectiveness (which is measured based on the forward price and was not material) and income taxes, and then subsequently recognized as a component of cost of sales or selling, general, and administrative expenses when the underlying hedged transaction is recognized in the Consolidated Statement of Operations. The Company anticipates that approximately $0.1 million in net losses (after tax) existing as of March 31, 2002, will be reclassified into earnings over the next 12 months. The Company recognized losses of $0.6 million in "Other, Net" in the accompanying Consolidated Statements of Operations related to foreign currency forward contracts that resulted from an overhedge position with respect to the anticipated Euro-denominated purchases of inventory during the first quarter of 2001.

   The following table summarizes activity in other comprehensive income (loss) related to derivatives classified as cash flow hedges held by the Company (in thousands):

                                                                                    THREE MONTHS   THREE MONTHS
                                                                                        ENDED          ENDED
                                                                                      MARCH 31,      MARCH 31,
                                                                                        2001           2002
                                                                                       -----          -----
Balance as of January 1, net of tax of $116 and $89 ...............................   $  216          $ 164
Net deferred loss reclassified into earnings from other
  comprehensive income (loss), net of tax of ($330) and ($52) .....................     (612)           (96)
Change in fair value of derivatives, net of tax of $563 and $12 ...................    1,045             23
                                                                                      ------          -----
Accumulated derivative loss included in other comprehensive
  income (loss) as of March 31, 2002, net of tax of $349 and $49 ..................   $  649          $  91
                                                                                      ======          =====

  FAIR VALUE HEDGES

   The Company had two forward contracts in place to purchase a total of 2.9 million Euros for a notional amount of $2.9 million at December 31, 2001. In January 2002, one of the forward contracts expired, and the remaining forward contract related to the 3 1/2 year Voest-Alpine Debt was cancelled. There was no material impact on income as a result of these transactions.

  NET INVESTMENT HEDGE

   Gains and losses attributable to the translation of the 7 1/2 year Voest-Alpine Debt are included in other comprehensive income as the debt is designated as, and is effective as, a net investment hedge of the Company's equity investment in Voest-Alpine. Also, due to the cancellation of the forward contact designated as a fair value hedge of the final 3 1/2 year debt payment mentioned above, the remaining 3 1/2 year debt is also designed as, and is effective as, a net investment hedge of the Company's equity investment in Voest-Alpine. For the three months ended March 31, 2001 and 2002, $1.4 million and $0.9 million related to the net investment hedge was included in the foreign currency translation adjustment.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

   Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $6.4 million ($0.06 per share) per year. Other intangible assets will continue to be amortized over their useful lives. The Company is required to perform by June 30, 2002 the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. If the first test indicates potential goodwill impairment, the Company will perform the second test to determine the potential impairment impact. The Company has not yet determined what the effect, if any, of these tests will be on its consolidated results of operations and financial position.

   Reported net loss and basic and diluted net loss per share adjusted to exclude amortization of goodwill for the three months ended March 31, 2001 is as follows (in thousands, except per share amounts):

                                                                     BASIC AND DILUTED
                                                     NET LOSS         LOSS PER SHARE
                                                     --------        -----------------
Reported results ........................            $(21,817)           $(0.20)
Goodwill amortization ...................               1,525              0.01
                                                     --------            ------
Adjusted results ........................            $(20,292)           $(0.19)
                                                     ========            ======

   Intangible assets of $5.8 million, including accumulated amortization of $2.5 million, are recorded at cost and are amortized on a straight-line basis. The Company's intangible assets primarily consist of covenants-not-to-compete, technology licenses and patents, which are amortized over the definitive terms of the related agreement or the Company's estimate of the useful life if there are no definitive terms. Intangible assets amortization expense was $0.2 million and $0.3 million for the three months ended March 31, 2001 and 2002.

9. RESTRICTED CASH

   At March 31 2002, the Company had $5.8 million of restricted cash related to its 54% interest in H-Tech that is subject to dividend and distribution restrictions.

10. SEGMENT INFORMATION

   BUSINESS SEGMENTS

    The Company operates primarily through three business segments: drilling products and services, premium connections and tubular products, and marine products and services. The Company's drilling products and services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavy weight drill pipe and accessories. The Company's premium connections and tubular products segment designs, manufactures and sells a complete line of premium connections and associated premium tubular products and accessories. The Company's marine products and services segment manufactures and sells a variety of products used in subsea constructions and installations. In addition to the products and services provided through the three primary segments, the Company also manufactures drill pipe and other products used in the industrial markets for fiber optic cable installation, construction and water well drilling. The Company is also involved in joint ventures for the development of telemetry drill pipe and composite motors and pumps, which are classified in "other".

                                                                PREMIUM       MARINE
                                                 DRILLING     CONNECTIONS    PRODUCTS
                                                PRODUCTS      AND TUBULAR      AND
THREE MONTHS ENDED:                           AND SERVICES     PRODUCTS      SERVICES         OTHER        CORPORATE        TOTAL
                                              ------------     --------      --------         -----        ---------        -----
                                                                                   (IN THOUSANDS)
MARCH 31, 2001
  Revenues from unaffiliated customers ....     $  66,427      $  69,459     $   6,809      $  13,956      $    --        $ 156,651
  Operating income (loss) .................       (11,297)        14,060        (3,187)        (5,735)       (19,097)       (25,256)

MARCH 31, 2002
  Revenues from unaffiliated customers ....     $  78,816      $  53,193     $  12,915      $   7,127      $    --        $ 152,051
  Operating income (loss) .................        22,781          3,637          (178)        (1,495)        (6,272)        18,473

Premium Connections and Tubular Products

    The following table sets forth additional information for the Company's Premium Connections and Tubular Products segment. The Company has provided this information for its four principal product lines in this segment: (1) Atlas Bradford(R) line and other lines of premium threading and tubing, (2) TCA(TM) critical-service casing and processing, (3) Tube-Alloy(TM) premium accessories and (4) Texas Arai couplings.

THREE MONTHS ENDED:                                   ATLAS                           TUBE-
                                                    Bradford(R)       TCA(TM)        ALLOY(TM)       TEXAS ARAI         TOTAL
                                                    -----------       -------        ---------       ----------         -----
MARCH 31, 2001
  Revenues from unaffiliated customers ...........    $22,913         $21,202         $11,481         $ 13,863          $69,459
  Operating income ...............................      5,331           5,619           2,310              800           14,060

MARCH 31, 2002
  Revenues from unaffiliated customers ...........    $19,764         $15,915         $10,301         $  7,213          $53,193
  Operating income (loss) ........................      1,644             814           1,221              (42)           3,637

11. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates pooling-of-interest accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 had no impact on the Company's consolidated results of operations and financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted SFAS No. 144. The adoption of SFAS No. 144 had no material impact on the Company's financial position or results of operations.

12. ACQUISITIONS

    On March 26, 2002, the Company acquired a 70% controlling interest in Jiangsu Shuguang Grant Prideco Tubular Limited (JSG), a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets. The Company previously owned approximately 21.5% of this entity. The Company paid approximately $0.5 million in cash and issued 1.3 million shares of Grant Prideco common stock for the additional interest. Goodwill recognized in the acquisition of JSG was approximately $12 million. As of March 31, 2002, the balance sheet for JSG has been consolidated in the Company's Consolidated Balance Sheets. The results of operations for JSG were included in the Consolidated Statements of Operations since the acquisition date.

    The JSG acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The purchase price allocation is based upon the best estimates using information currently available and is subject to changes when final asset and liability valuations are obtained.

    The Company also has entered into a joint venture with Tianjin Pipe Company
(TPCO) for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture to supply JSG with all of its tubular requirements. The Company currently owns a 60% interest in the joint venture with TPCO and plans to invest approximately $5 million in 2002 million for machinery and equipment as part of the Company's contribution to the joint venture.

13. SUPPLEMENTAL CASH FLOW INFORMATION

    The following table summarizes investing activities relating to acquisitions (in thousands):

                                                                THREE MONTHS
                                                                    ENDED
                                                                MARCH 31, 2002
                                                                --------------
Fair value of assets, net of cash acquired...................     $   9,380
Goodwill.....................................................        12,112
Total liabilities............................................        (7,966)
Grant Prideco common stock issued............................       (16,614)
                                                                  ---------
    Net cash received........................................     $  (3,088)
                                                                  =========

14. SUBSEQUENT EVENTS

    On May 7, 2002, the Company acquired 65% of Scana Rotator, a Norwegian company that manufactures and supplies control valves and systems to the offshore oil and gas industry, and it supplies more than 200 different styles for specific application requirements. The Company has the right to acquire the remaining 35% of the company two years following its purchase, with the purchase price being based on Scana Rotator's results of operations during this two-year period. The Company issued approximately 0.3 million shares of Grant Prideco common stock with a value of approximately $4.9 million for the initial 65% interest.

15. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

    The following unaudited condensed consolidating balance sheet as of March 31, 2002, condensed consolidating statements of operations for the three months ended March 31, 2001 and 2002 and condensed consolidating statements of cash flows for the three months ended March 31, 2001 and 2002 are provided for the Company's domestic subsidiaries that are guarantors of the Company's $200 million principal amount of 9 5/8% Senior Notes due 2007.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NON-
                                                              PARENT     GUARANTORS   GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ------     ----------   ----------    ------------   ------------
                                                ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents ............................     $   --       $ 10,586     $  14,515      $    --        $ 25,101
  Restricted Cash ......................................         --           --           5,841           --           5,841
  Accounts Receivable, Net .............................         --         90,827        44,310           --         135,137
  Inventories ..........................................         --        159,422        37,915           --         197,337
  Current Deferred Tax Asset ...........................         --         13,675           302           --          13,977
  Other Current Assets .................................         --          9,072         4,480           --          13,552
                                                             --------     --------     ---------      ---------      --------
                                                                 --        283,582       107,363           --         390,945
                                                             --------     --------     ---------      ---------      --------
PROPERTY, PLANT AND EQUIPMENT ..........................         --        266,281       108,005          --          374,286
  Less: Accumulated Depreciation .......................         --        112,915        28,195           --         141,110
                                                             --------     --------     ---------      ---------      --------
                                                                 --        153,366        79,810           --         233,176
                                                             --------     --------     ---------      ---------      --------
GOODWILL, NET ..........................................         --        144,732       102,271           --         247,003
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES .............       52,052         --            --             --          52,052
INVESTMENT IN UNCONSOLIDATED AFFILIATES ................      662,546         --            --         (662,546)         --
INTANGIBLE ASSETS, NET .................................         --          3,198           107           --           3,305
OTHER ASSETS ...........................................        5,446          871         1,940           --           8,257
                                                             --------     --------     ---------      ---------      --------
                                                             $720,044     $585,749     $ 291,491      $(662,546)     $934,738
                                                             ========     ========     =========      =========      ========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-
    Term Debt ..........................................     $  1,266     $ 46,386     $   5,543      $    --        $ 53,195
  Accounts Payable .....................................         --         41,415        11,243           --          52,658
  Current Deferred Tax Liability .......................         --           --           6,648           --           6,648
  Other Accrued Liabilities ............................       16,389       29,336        21,534           --          67,259
                                                             --------     --------     ---------      ---------      --------
                                                               17,655      117,137        44,968           --         179,760
                                                             --------     --------     ---------      ---------      --------
LONG-TERM DEBT .........................................      201,807        2,400           373           --         204,580
DEFERRED INCOME TAXES ..................................         --         22,230        16,188           --          38,418
MINORITY INTEREST ......................................         --           --           6,092           --           6,092
OTHER LONG-TERM LIABILITIES ............................        8,901        2,842         2,464           --          14,207
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY ...................................      491,681      441,140       221,406       (662,546)      491,681
                                                             --------     --------     ---------      ---------      --------
                                                             $720,044     $585,749     $ 291,491      $(662,546)     $934,738
                                                             ========     ========     =========      =========      ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 NON-
                                                        PARENT    GUARANTORS  GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ------    ----------  ----------  ------------ ------------
REVENUES..........................................    $     --    $ 133,720    $22,931      $    --      $156,651
                                                      ---------   ---------    -------      --------     --------
COSTS AND EXPENSES:
  Cost of Sales...................................          --      122,744     11,703           --       134,447
  Selling, General and Administrative.............          --       13,558      3,606           --        17,164
  Equity Income in Unconsolidated Affiliates......       (1,984)        --         --            --        (1,984)
  Other Charges...................................          --       32,280        --            --        32,280
                                                      ---------   ---------    -------      --------     --------
                                                         (1,984)    168,582     15,309           --       181,907
                                                      ---------   ---------    -------      --------     --------
OPERATING INCOME (LOSS)...........................        1,984     (34,862)     7,622           --       (25,256)
                                                      ---------   ---------    -------      --------     --------
OTHER INCOME (EXPENSE):
  Interest Expense................................       (5,266)     (1,459)      (145)          --        (6,870)
  Equity in Subsidiaries, Net of Taxes............      (20,072)        --         --         20,072          --
  Other, Net......................................          --         (858)       (11)          --          (869)
                                                      ---------   ---------    -------      --------     --------
                                                        (25,338)     (2,317)      (156)       20,072       (7,739)
                                                      ---------   ---------    -------      --------     --------
INCOME (LOSS) BEFORE INCOME TAXES.................      (23,354)    (37,179)     7,466        20,072      (32,995)
INCOME TAX (PROVISION) BENEFIT....................        1,537      13,150     (3,140)          --        11,547
                                                      ---------   ---------    -------      --------     --------
NET INCOME (LOSS) BEFORE MINORITY INTEREST........      (21,817)    (24,029)     4,326        20,072      (21,448)
MINORITY INTEREST.................................          --          --        (369)          --          (369)
                                                      ---------   ---------    -------      --------     --------
NET INCOME (LOSS).................................    $ (21,817)  $ (24,029)   $ 3,957      $ 20,072     $(21,817)
                                                      =========   =========    =======      ========     ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 NON-
                                                        PARENT    GUARANTORS  GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ------    ----------  ----------  ------------ ------------
REVENUES..........................................    $     --    $ 125,094    $26,957      $    --      $152,051
                                                      ---------   ---------    -------      --------     --------
COSTS AND EXPENSES:
  Cost of Sales...................................          --      102,306     14,540           --       116,846
  Selling, General and Administrative.............          --       15,038      4,050           --        19,088
  Equity Income in Unconsolidated Affiliates......       (2,356)        --         --            --        (2,356)
                                                      ----------  ---------    -------      --------     ---------
                                                         (2,356)    117,344     18,590           --       133,578
                                                      ---------   ---------    -------      --------     --------
OPERATING INCOME..................................        2,356       7,750      8,367           --        18,473
                                                      ---------   ---------    -------      --------     --------
OTHER INCOME (EXPENSE):
  Interest Expense................................       (5,051)       (932)      (192)          --        (6,175)
  Equity in Subsidiaries, Net of Taxes............        9,366         --         --         (9,366)         --
  Other, Net......................................          --          (94)       (11)          --          (105)
                                                      ---------   ---------    -------      --------     --------
                                                          4,315      (1,026)      (203)       (9,366)      (6,280)
                                                      ---------   ---------    -------      ---------    --------
INCOME (LOSS) BEFORE INCOME TAXES.................        6,671       6,724      8,164        (9,366)      12,193
INCOME TAX (PROVISION) BENEFIT....................          889       7,163    (12,076)          --        (4,024)
                                                      ---------   ---------    -------      --------     ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST........        7,560      13,887     (3,912)       (9,366)       8,169
MINORITY INTEREST.................................          --          --        (609)          --          (609)
                                                      ---------   ---------    -------      --------     --------
NET INCOME (LOSS).................................    $   7,560   $  13,887    $(4,521)     $ (9,366)    $  7,560
                                                      =========   =========    ========     =========    ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       NON-
                                                              PARENT    GUARANTORS  GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                              ------    ----------  ----------  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided (Used) by Operating Activities.......    $  1,659   $ (15,105)   $ 5,153    $      --      $ (8,293)
                                                             --------   ---------    -------    ----------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures for Property, Plant &
    Equipment............................................         --       (4,518)    (1,427)          --        (5,945)
                                                             --------   ---------    -------    ----------     --------
        Net Cash Used by Investing Activities............         --       (4,518)    (1,427)          --        (5,945)
                                                             --------   ---------    -------                   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit Facility................         --       17,089        669           --        17,758
  Repayments on Debt.....................................      (1,537)       (631)      (559)          --        (2,727)
  Proceeds from Stock Option Exercises...................         218         --         --            --           218
  Purchases of Treasury Stock............................        (340)        --         --            --          (340)
                                                             --------   ---------    -------    ----------     --------
        Net Cash (Used) Provided by Financing
          Activities.....................................      (1,659)     16,458        110           --        14,909
                                                             --------   ---------    -------    ----------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.......................................         --       (3,165)     3,836           --           671
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........         --        4,154      4,161           --         8,315
                                                             --------   ---------    -------    ----------     --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD...........    $    --    $     989    $ 7,997    $              $  8,986
                                                             ========   =========    =======    ===========    ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       NON-
                                                              PARENT    GUARANTORS  GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                              ------    ----------  ----------  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided by Operating Activities..............    $  2,378   $  28,664    $ 5,338    $      --      $ 36,380
                                                             --------   ----------   -------    ----------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of Businesses, Net of Cash Acquired.......         --         (228)     3,316                      3,088

  Capital Expenditures for Property, Plant &
    Equipment............................................         --       (7,958)    (2,399)          --       (10,357)
                                                             --------   ---------    -------    ----------     ---------
        Net Cash (Used) Provided by Investing Activities.         --       (8,186)       917           --        (7,269)
                                                             --------   ---------    -------    ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Revolving Credit Facility................         --      (10,800)       (54)          --       (10,854)
  Repayments on Debt.....................................      (1,537)       (997)      (165)          --        (2,699)
  Purchases of Treasury Stock............................        (841)        --         --            --          (841)
                                                             --------   ---------    -------    ----------     --------
        Net Cash Used by Financing Activities............      (2,378)    (11,797)      (219)          --       (14,394)
                                                             --------   ----------   -------    ----------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS................         --        8,681      6,036           --        14,717
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........         --        1,905      8,479           --        10,384
                                                             --------   ---------    -------    ----------     --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD...........    $    --    $  10,586    $14,515    $              $ 25,101
                                                             ========   =========    =======    ==========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is intended to assist you in understanding our financial position as of December 31, 2001 and March 31, 2002, and our results of operations for each of the three months ended March 31, 2001 and 2002. This discussion should be read with our financial statements and their notes included elsewhere in this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

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

GENERAL

    Grant Prideco is the world's largest manufacturer and supplier of oilfield drill pipe and other drill stem products and one of the leading North American providers of high-performance premium connections and tubular products. We also provide a variety of products and services to the growing world-wide offshore and deepwater market through our marine products and services segment. Our drill stem products are used to drill oil and gas wells, while our premium connections and tubular products are used to complete oil and gas wells once they have been successfully drilled. Our marine products and services are used for subsea construction, installation, and production. Our customers include major, independent, and state-owned oil companies, drilling contractors, oilfield service companies, and North American oil country tubular goods (OCTG) distributors. We operate 24 manufacturing facilities located in the United States, Mexico, Canada, China, Norway, Europe, and Asia, and 30 sales, service, and repair locations globally.

    We operate through three primary business segments: (1) drilling products and services, (2) premium connections and tubular products and (3) marine products and services. We also provide drill pipe and casing used in the fiber optic, construction, and water well industries and are involved in several joint ventures to develop various technologies.

    For the three months ended March 31, 2002, 52% of our revenues were derived from our drilling products and services segment, 35% from our premium connections and tubular products segment, 8% from our marine products and services segment, and 5% from our other operations. Substantially all of our revenues in our premium connections and tubular products segment are generated in North America. Although most of our drilling product sales are made from our North American locations, we estimate that more than 70% of our oilfield drill stem revenues in the first quarter of 2002 were for use in the international and offshore markets. With the expected continued slowdown in North American land drilling during the first half of 2002, a majority of our new orders of drill stem products will continue to be for use offshore or in the international markets.

   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    In our annual report on Form 10-K for the year ended December 31, 2001, we identified our most critical accounting policies upon which our financial status depends as those relating to revenue recognition, accounts receivable valuation, inventory valuation, business combinations, impairment of long-lived assets and estimates related to contingent liabilities and future claims. There have been no significant changes to any of our critical accounting policies.

MARKET TRENDS AND OUTLOOK

   RECENT AND HISTORICAL TRENDS

    Our business is materially dependent on drilling and production activity and the associated demand for our drilling products, premium connections and tubulars, and marine products and services. Generally, demand for our products is a function of drilling and completion activity. Demand for our drill stem products closely follows the domestic and international rig counts, which in turn closely follow the prices of oil and gas. Demand for our premium connections and tubulars closely follows the United States gas rig count and Gulf of Mexico rig count. Demand for our marine products and services follows the level of offshore and deepwater drilling activity, which, although dependent upon prices of oil and natural gas, is less likely to follow short-term changes in oil and natural gas prices, as these projects are very capital intensive and are more often based upon long-term forecasts for oil and gas prices.

    Our drill stem products are consumable capital goods and wear out through a combination of friction and metal fatigue. Demand for our drill pipe and related drilling products is particularly impacted by changes in drilling activity, in particular changes in North America, which represents over 60% of the available drilling rigs outside of the former Soviet Union and China. Changes in the North American rig count affect demand in two ways. First, activity levels affect ongoing demand positively or negatively depending on the level. Second, drill pipe associated with idle rigs owned by a drilling contractor becomes available for use on the active rigs of that contractor. As a result, rig contractors will generally utilize their inventory on these idle rigs until their inventory drops to a level that would limit their ability to reactivate their rig fleet to meet demand that they expect to see in the next three to six months. Accordingly, in a declining rig count environment, demand for drill pipe declines faster than the rig count. Conversely, in an increasing rig count environment, demand will generally exceed the basic or normalized demand associated with that rig count due to the need to add drill pipe on reactivated rigs.

    In recent years, we have seen increasing intensity of use of drill pipe and other drill stem products, which causes these products to wear out faster. This increased intensity of use results from more wells being drilled directionally, horizontally, deeper or in more extreme downhole environments. We believe these trends will favorably impact long-term demand for our drill stem products going forward.

    The demand for our premium connections and tubular products is heavily dependent upon North American natural gas drilling activity. Demand for these products on a short-term basis is affected by the level of inventory held by distributors of OCTG. Distributors often reduce purchases in a down market until their inventory positions are brought in line with then-prevailing market conditions. Over the long-term, a key factor impacting demand for our premium connections and tubular products is the United States dependence on natural gas as a fuel. We believe that domestic demand for natural gas will substantially increase over the next 5 to 10 years. This increased natural gas demand should increase the level of natural gas drilling and completions, and the demand for our premium connections and tubulars.

    We believe that as well depths increase, it is more likely that premium connections and tubulars, such as those we manufacture, will be used as opposed to API-standard products. Gas wells also generally encounter higher reservoir pressures and require larger diameter tubulars with thicker walls and higher strength steel grades than oil wells, and thus usually require premium connections and tubular products as opposed to API-standard products. These wells also are more likely to be drilled utilizing higher-end drill stem products such as our eXtreme(R) product line. Natural gas drilling represented over 65% of the wells drilled in North America during 2001.

    The demand for our marine products and services is a function of the level of offshore and deepwater drilling occurring in North America (primarily in the Gulf of Mexico) as well as international locations. The level of offshore and deepwater activity is a function of oil and gas prices and demand. Our riser, conductor and drive pipe product lines generate a large portion of their revenues from activity in the shelf and shallow waters and are therefore impacted by changes in activity in those markets. These products, however, are also used for deepwater projects, which are generally long-term and capital intensive in nature. Accordingly, demand in the deeper waters is generally less cyclical in nature and less likely to be influenced by short-term (less than 6 to 9 months) changes in prices.

    Prices for oil and natural gas have been and continue to be very volatile, with material declines having adverse effects on the demand for our products and services. The following table sets forth certain information with respect to oil and natural gas prices at the dates indicated and the monthly North American (U.S. and Canadian) and international rig counts for the months reflected:

                                                                    THREE MONTHS ENDED
                                                    --------------------------------------------------
                                                    MARCH 31, 2001   DECEMBER 31, 2001  MARCH 31, 2002
                                                    --------------   -----------------  --------------
WTI Oil(a)
  Average(d)................................          $  28.74          $   20.46          $  21.58
  Ending....................................             26.30              19.84             26.31
Henry Hub Gas(b)
  Average(d)................................          $   6.31          $    2.42          $   2.53
  Ending....................................              5.23               2.70              3.20
North American Rig Count(c)
  Average(d)................................             1,655              1,282             1,201
  Ending weekly.............................             1,529              1,085             1,012
International Rig Count(c)
  Average(d)................................               724                748               731
  Ending monthly............................               722                752               734

----------

(a) Price per barrel of West Texas Intermediate (WTI) crude as of the dates presented above. Source: U.S. Energy Information Administration.

(b) Price per MMBtu as of the dates presented above. Source: U.S. Energy Information Administration.

(c) Source: Baker Hughes Rig Count (excludes China and the former Soviet Union).

(d) Average prices and rig counts are for the three-month period ended.

MARKET TRENDS AND CURRENT EXPECTATIONS

    The high level of drilling activity that we saw in the first half of 2001 began to slow in the third quarter of 2001. This slow-down was primarily a function of falling natural gas prices in the United States resulting from a slow-down in the United States economy, fuel switching that occurred as gas prices were reaching their high range, and mild weather. Additional natural gas supplies also came to market in early 2001. All these factors contributed to near record natural gas storage levels during this last winter and created an overhang in the market as we entered the spring of 2002 with short-term uncertainty on natural gas prices and North American drilling activity.

    The decline in activity and uncertainty in natural gas prices is evidenced by a decline in average natural gas prices and in the United States gas rig count from the first half of 2001. Natural gas prices averaged $2.60 per MMBtu during the second half of 2001 compared to $5.32 per MMBtu during the first half of 2001. The United States gas rig count similarly fell from a high of 1,068 rigs on July 13, 2001, to a low of 741 rigs on December 21, 2001. Low natural gas prices have continued into 2002, with natural gas prices averaging $2.53 per MMBtu during the first quarter of 2002. Drilling activity also declined in the first quarter of 2002 as the United States gas rig count averaged 669 rigs compared to an average of 830 rigs in the fourth quarter of 2001. The United States gas rig count is currently around 669 rigs, while natural gas prices are currently around $3.71 per MMBtu.

    Although we saw weakness in the North American markets in the second half of 2001, international activity continued to grow during the year. The strength in international activity reflects a more stable outlook on oil pricing and demand and supply restraints by the members of OPEC and other producing countries. International drilling activity is also generally focused on larger, longer-term projects that are less sensitive to current changes in oil prices as long as prices remain within a reasonable range. Most of our current drill stem business is being derived from the international markets or domestic offshore markets, which have stabilized. The international rig count averaged 731 in the first quarter of 2002 as compared to 748 in the fourth quarter of 2001. We currently expect that international drilling activity will remain strong during 2002 absent a material decline in oil prices or decline in demand.

    Current market information indicates that the United States and North American rig counts have begun their recovery, as the United States rig count has increased to around 810 in early May 2002. We expect drilling activity to strengthen throughout 2002 and be relatively robust be year-end. As we look toward 2003, we currently expect that the activity levels will be similar to those seen in late 2000 and the first half of 2001. We currently expect that the United States rig count will be around 825 to 850 rigs by the end of the second quarter (and could be higher if recent increases continue) and will rise to around 950 to 1,000 rigs by the end of 2002.

However, there are a number of factors that will determine the timing and extent of an expected recovery in our operations, including:

    o Rig Count. Although North American rig counts have decreased from early 2001, the rig count low that we saw earlier this quarter was around 30% to 40% higher than it was at the last trough in 1999. We do not believe a return to 1999 activity levels is likely. We also believe that factors in North America relating to long-term natural gas demand indicate that the North American rig count should increase for natural gas production to meet expected future domestic demand.

    o Rig Count Expectations. Expectations for the rig count in the second half of 2002 and in 2003 will have a material impact on the drill stem order rates by our customers in North America in the third and fourth quarters of 2002 as they position their fleets for the projected drilling activity levels in 2003.

    o Declining Production Rates. Production from new wells is declining at steeper rates compared to historical levels. These increasing decline rates combined with a slow-down in drilling activity have contributed to a fall in natural gas production over the last six months of 2001 and into the first quarter of 2002. We believe that this production decline will continue throughout 2002 due to decline rates and the sharp fall in North American natural gas drilling that has occurred since the second quarter of last year. If these production declines continue, and demand improves modestly with an improved economy, natural gas prices will likely continue to improve, which should result in increased drilling activity.

    o Economic Conditions. Drilling activity will be affected by the strength of the United States economy and the related impact that it has on demand for oil and natural gas. Although we believe that current economic data indicates the United States is beginning to see a recovery in its economy, the strength and breadth of that recovery is still too early to predict. A further decline in the United States economy or slow recovery could delay any recovery in drilling activity beyond the time period we currently expect.

    Based on our assumptions of lower natural gas drilling activity in North America during the first half of 2002 and an expectation of substantially higher drilling activity by the end of the year, we expect our segments and product lines will likely perform as follows:

   DRILLING PRODUCTS AND SERVICES

    o Demand will be down for the second and third quarters of 2002 from the first quarter with a gradual recovery beginning in the fourth quarter led by an improvement in North American demand. We do not, however, expect to see strong market conditions in North America until late 2002 or early 2003.

    o We currently expect to sell between 1.0 million to 1.2 million feet of drill pipe during the second quarter of 2002. It appears that the third quarter of 2002 will be the low point in drill pipe sales unless we experience an increase in international orders or a resumption of domestic orders. The level of sales in the third and fourth quarter of 2002 will depend entirely upon the timing of the recovery of the North American markets. The longer it takes the rig count to recover, the longer the recovery time will be for this segment. Our backlog of drill pipe and drill stem products (excluding China) at March 31, 2002 was around $74 million, of which around $20 million is for delivery in the third quarter. Accordingly, our third quarter results for this segment will be heavily dependent on orders received in the second quarter. We estimate that third quarter drill pipe sales will be around 800,000 to 900,000 feet, depending on the absolute rig count, timing of renewed customer purchasing in North America and customer expectations regarding drilling activity. If our customers have expectations for a much higher rig count by year-end and the first quarter of 2003, North America purchasing should increase to maintain drilling capacity. We expect to be at the lower end of this range unless expectations for a higher rig count increase from where they are today.

    o The above volumes exclude sales from the Chinese operations, which we expect to be around 200,000 to 250,000 feet per quarter. We are in the process of integrating our recently acquired controlling interest (70%) in Jiangsu Shuguang Grant Prideco Tubular Limited (JSG), a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets. We expect that JSG's revenues will be around $6 million to $8 million in the second and third quarters of 2002.

    o Until the expected recovery in North American demand and activity occurs, we expect sales and orders in North America to be primarily for specialty and premium drill pipe. The timing of the recovery of demand for our other drill stem products will be affected by the timing of idle rigs being placed back into service, and by the amount of inventory on these rigs.

    o We currently expect that our drill stem pricing will remain relatively stable in 2002 for our premium drill stem products and be slightly down for our commodity-based products used in the North American land markets. We would expect average pricing for the second quarter of 2002 to be around $38 to $40 per foot, with the average for 2002 (excluding China) to be around $35 to $38 per foot, with variations being dependent on mix and improvements in the North American land markets. Our average price could also be negatively affected to the extent we enter into international sales of commodity type drill pipe pursuant to tenders that are currently outstanding.

    o Earnings from our interest in Voest-Alpine have declined as its sales of green drill pipe to us and premium tubulars to others in the United States fell due to lower demand. Depending on demand and Voest-Alpine's ability to replace these sales with equivalent non-United States sales, this decline could be down by 20% to 30% from 2001. A decline in these sales would reduce our overall operating income margins in our drill stem segment.

    o Although we expect to continue to realize benefits from the operational restructuring and production efficiencies we achieved during 2001 and are continuing to implement, we expect our average costs per foot will likely increase during the first three quarters of 2002 due to expected lower production volumes and lower fixed-cost absorption rates. We are currently managing our facilities on the assumption that market conditions and demand for our products will improve during the second half of 2002, and that 2003 will be a year of strong demand for our drill stem products. Accordingly, although we are reducing our costs and making employee reductions through attrition and layoffs, we currently do not intend to reduce our staffing or production capacity in a manner that would materially impair our ability to quickly realize the benefits of the expected market upturns.

    o We estimate that the cash costs (in addition to other unabsorbed manufacturing overhead) of maintaining a staffing level for our United States capacity will range between $2.0 to $3.0 million per quarter when our production is between 1.25 and 1.5 million feet, representing a cost of between $1.00 to $3.00 per foot in unabsorbed costs depending upon volumes. Additional unabsorbed costs relating to maintaining staffing levels can be expected to be incurred to the extent production falls below 1 million to 1.25 million feet in any quarter. We have reduced headcount by around 10% since December 31, 2001 and will be implementing further cuts at various locations during the second quarter.

    o After giving effect to product mix and the effect of lower production volumes and the resulting unabsorbed manufacturing costs, we estimate our cost to produce drill pipe fell by around $0.75 per foot in the first quarter from the fourth quarter of 2001 on a comparable basis. We are also in the process of a capital improvement and automation plan that was initiated in 2001 that should reduce headcount on an equivalent production rate by 5% to 10% by the first quarter of 2003, when the first phase of the program is scheduled to be completed. We will continue to monitor staffing levels and may make greater reductions to the extent the drilling activity recovery is slower in coming than expected.

   PREMIUM CONNECTIONS AND TUBULAR PRODUCTS

    o Assuming an ongoing improvement in the North American rig count this year, we would expect that results in this segment will improve quickly. In addition, with improving market conditions, we would expect that activity levels could accelerate in the third quarter due to low distributor inventories relative to tubular consumption and current activity levels.

    o Our premium connections and tubulars business continued to be depressed in the first quarter of 2002 due to a low rig count and reduced distributor purchasing levels. This segment should begin to experience an improvement in certain of its markets in the second quarter with stronger overall market improvements in the third quarter.

    o We expect our Atlas Bradford(R) premium threading operations to remain at a slightly lower level during the first half of 2002, as compared to the fourth quarter of 2001. We believe operations will improve moderately during the second quarter of 2002 as rig counts and activity begin improving and distributors begin building higher inventory levels. We believe operations during the third and fourth quarters of 2002 will improve significantly assuming our rig count and distributor inventory assumptions are accurate.

    o Our Tube-Alloy(TM) premium accessory product line continues to operate profitably, but at lower margins due to unabsorbed overhead costs and lower activity levels. As activity levels improve, by the second half of 2002, margins and revenues should also begin to improve.

    o We expect our TCA(TM) premium casing operations will continue to operate at substantially reduced levels during the second quarter of 2002. This business is currently only marginally profitable due to low activity levels and is expected to continue as such through the second quarter. As activity and volume levels improve, results should improve. The improvement will be a function of the increase in the rig count and completions.

    o Our tubing operations are currently operating at a loss given the current level of industry activity. We expect that this business will continue to operate at a loss during the second quarter of 2002, or until market conditions improve and distributors eliminate sales of low-priced excess inventory into the market.

    o Our couplings product line is expected to operate at or around break-even levels during the first half of 2002, and then slowly improve as activity levels improve. Margins, however, will remain depressed until volumes increase to over $10 million to $12 million a quarter.

    o We currently expect that pricing for our premium connections and tubular products segment during the second quarter of 2002 will be relatively flat compared to the fourth quarter of 2001. Prices should improve during the second half of 2002.

    o We have maintained our productive capacity and our ability to quickly respond to improving market conditions, which has resulted in approximately $800,000 to $900,000 of unabsorbed manufacturing overhead costs in the first quarter of 2002. We expect this situation to improve in the second half of 2002 as market conditions improve and production increases to meet demand.

   MARINE PRODUCTS AND SERVICES

    o Our XL Systems(TM) marine connector product line, which serves the Gulf of Mexico and the international offshore markets, is not expected to be materially affected by the depressed North American activity in the first half of 2002, as we do not expect the offshore Gulf of Mexico markets served by these operations to decline further.

    o We expect revenues during the second quarter of 2002 will be between $10 million to $13 million, with revenues for subsequent quarters increasing as we increase our market share. We currently expect that our XL Systems(TM) connector line will have 2002 revenues between $50 million and $60 million, depending on this product line expanding its market share. Margins are expected to continue to be low for the first half of the year as we finalize our expansion program, with a targeted operating income margin by the end of the year of around 10% due to improved efficiencies and higher sales.

    o We have recently added a new jack-up drilling and subsea wellhead line to our marine group using our patented Plexus POS-GRIP(TM) system. Operations in our wellhead line are currently focused on the rental of wellheads for the jack-up drilling market. We expect that this product line will see increasing revenues throughout the year as we add additional wellheads to our fleet. We currently have seven rental wellheads and have a target of around 20 wellheads by the end of the year. We also are in the process of developing a subsea wellhead incorporating the Plexus POS-GRIP(TM) system. We currently expect that all income from our wellhead product line will be offset during the year by research and development expenditures for the development of a subsea product for this technology. We have assumed that research and development expenses not offset by income from the rental wellhead business will be less than $1 million in 2002.

    o On May 7, 2002, we completed the acquisition of a 65% controlling interest in Scana Rotator (Scana), a Norwegian company that manufactures and supplies control valves and systems to the offshore oil and gas industry. We expect Scana to contribute between $2.5 million to $3.5 million in revenues per quarter with operating margins in the mid-teens (before provision for minority interest).

   OVERALL OUTLOOK

    Overall, we are positive on the prospects of our businesses and industry for the remainder of 2002 and beyond. We believe that oil and gas production decline rates in the United States are increasing, and the trends towards offshore, deeper, and more complex wells are positive indicators for our products and services. In the short-term, we expect our earnings to be down for the first half of 2002 and to improve as the rig count in the United States improves. Our results, however, will be dependent upon continued and uninterrupted North American rig count improvements, the rate of improvement during the remainder of the year and customer expectations for the rig count in 2003, which will be affected by natural gas prices, gas storage levels, weather, and the rate of economic recovery.

    Based on the assumptions described above, and below under "Forward-Looking Statements," we currently expect that our earnings will be anywhere from around break-even to $0.05 per share in the second quarter of 2002. During the second quarter, we are expecting our premium business to start to show improvements in some of its markets. In our drilling products segment, we are not expecting to see significant improvements until the drill pipe inventory levels begin to decrease, which we are expecting sometime during the fourth quarter. Our results in the third quarter will be heavily dependent on the level of our backlog entering into that quarter and to the extent to which there is an improvement in activity levels in our premium connections and tubular products segment. We would expect that our third quarter earnings per share will be between $0.03 and $0.10 per share, with our current expectation being that we will be in the mid-point of this range. Assuming the markets continue to show improvements and drill pipe inventory levels decline as expected, our fourth quarter earnings per share are expected be in the mid-teens. A delay in the assumed increase in the rig count could push out our expected improvements.

    The above forward-looking information with respect to our outlook for fiscal 2002 is subject to various assumptions that are more specifically set forth below under "Forward-Looking Statements" and "Risk Factors and Exposures." There can be no assurance that our expectations for future results will in fact occur or that our results will not be materially different. We do, however, believe that our current expectations are reasonable.

RESULTS OF OPERATIONS

  First Quarter 2001 Charges

    In the first quarter of 2001, we incurred approximately $43.0 million of pre-tax charges, $28.0 million net of tax, associated with our review of the continued viability of our manufacturing arrangement with Oil Country Tubular Ltd. (OCTL) in India, a modification of our manufacturing standards and costing in light of current market conditions, and an ongoing restructuring of our operations. This charge also included executive severance payments and related expenses of approximately $14.6 million, all of which were paid in 2001. These charges are summarized in the following chart:

                                    DRILLING     PREMIUM       MARINE
                                    PRODUCTS   CONNECTIONS    PRODUCTS
                                       AND     AND TUBULAR       AND
                                    SERVICES    PRODUCTS      SERVICES    OTHER    CORPORATE     TOTAL
                                    --------    --------      --------    -----    ---------     -----
                                                             (IN THOUSANDS)
OCTL Write-Off(a)...............     $17,727       $ --         $  --     $  --      $   --     $17,727
Inventory Write-Off(b)..........       3,357         --          1,692     1,125         --       6,174
Write-Off of Capitalized
  Manufacturing Variances(c)....       1,024         509           272     2,767         --       4,572
Severance(d)....................         108         --            205        75      14,165     14,553
                                     -------       -----        ------    ------     -------    -------
    Total.......................     $22,216       $ 509        $2,169    $3,967     $14,165    $43,026
                                     =======       =====        ======    ======     =======    =======

----------

(a) In connection with our operational review conducted in 2001, we reassessed the viability of restructuring our relationship with OCTL in India and determined that a continued relationship was no longer viable. As a result of this determination, we wrote-off the remaining $17.7 million ($11.5 million after-tax) of unpaid receivables and advances owed to us by OCTL.

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

(c) Certain capitalized manufacturing cost variances were expensed as cost of sales in connection with our operational review and revisions of manufacturing standards and costing during 2001.

(d) The severance charge relates to executive, manufacturing, and marketing employees terminated in connection with our restructuring plan that was implemented in 2001. The total number of employees severed was 24, and the amount accrued for severance was based upon the positions eliminated and our severance policy.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

   General

    CONSOLIDATED RESULTS

    Net income was $7.6 million ($0.07 per share) on revenues of $152.1 million in the first quarter of 2002, compared to a net loss of $21.8 million ($0.20 per share) on revenues of $156.7 million in the first quarter of 2001. Net income for last year's first quarter includes non-recurring charges of $28.0 million net of tax ($0.26 per share) relating to our 2001 restructuring plan to improve profitability and efficiency and includes goodwill amortization of $1.5 million net of tax ($0.01 per share). Excluding the 2001 charges and goodwill amortization, net income was $7.7 million ($0.07 per share) in the first quarter of 2001. The Company adopted the new goodwill accounting standard, which ceases the amortization of goodwill, as of January 1, 2002.

                                                        THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------
                                                           2001                2002
                                                    --------------------    -------------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues........................................    $156,651                $152,051
Gross Profit....................................      22,204(a)               35,205
Gross Profit %..................................        14.2%(a)                23.2%
Selling, General, and Administrative............    $ 17,164                $ 19,088
Selling, General, and Administrative %..........        11.0%                   12.6%
Operating Income (Loss).........................    $(25,256)(a)(b)(c)      $ 18,473
Operating Income (Loss) %.......................       (16.1)%(a)(b)(c)         12.1%
Operating Income, Before Other Charges..........    $ 17,770(d)             $ 18,473
Operating Income %, Before Other Charges........        11.3%(d)                12.1%
Net Income (Loss)...............................    $(21,807)               $  7,560
EBITDA, Before Other Charges(e).................      27,093(d)               25,978

----------

(a) Includes other charges of $10.9 million related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b) Includes other charges of $14.1 million related to severance of executive, manufacturing, and marketing employees terminated in connection with our restructuring plan that was implemented in the first quarter of 2001.

(c) Includes other charges of $18.0 million to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million and severance and related expenses of $0.3 million.

(d) Excludes $43.0 million of other charges discussed in (a), (b), and (c) above.

(e) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

    SEGMENT RESULTS

    Drilling Products and Services Segment

    The following table sets forth certain data regarding the results of our drilling products and services segment for the three months ended March 31, 2001 and 2002:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------
                                                                      2001               2002
                                                              --------------------    ------------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues.................................................     $    66,427             $    78,816
Gross Profit.............................................           8,887(a)               24,543
Gross Profit %...........................................            13.4%(a)                31.1%
Selling, General, and Administrative.....................     $     4,333             $     4,829
Selling, General, and Administrative %...................             6.5%                    6.1%
Operating Income (Loss)..................................     $   (11,297)(a)(b)      $    22,781
Operating Income (Loss) %................................           (17.0)%(a)(b)            28.9%
Operating Income, Before Other Charges...................     $    10,919(c)          $    22,781
Operating Income %, Before Other Charges.................            16.4%(c)                28.9%
EBITDA, Before Other Charges(d)..........................     $    14,729(c)          $    25,809

----------

(a) Includes other charges of $4.4 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales.

(b) Includes other charges of $17.8 million to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million and severance and related expenses of $0.1 million.

(c) Excludes $22.2 million of other charges discussed in (a) and (b) above.

(d) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

    Our drilling products and services segment consists of our oilfield drill stem products for the oil and gas industry, including drill pipe products (including tool joints), drill collars, heavy weight drill pipe, and accessories. The following table sets forth certain additional product line revenue data for three months ended March 31, 2001 and 2002:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------------------
                                                                    2001                     2002
                                                          -------------------------- -----------------------
                                                                           % OF REV.               % OF REV.
                                                                           ---------               ---------
                                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES
  Drill Pipe Products............................         $    48,382          73%   $    65,275       83%
  Drill Collars and Heavy Weight Drill
     Pipe........................................              14,827          22%         7,945       10%
  Drill Stem Accessories and Other...............               3,218           5%         5,596        7%
                                                          -----------        ----    -----------     ----
                                                          $    66,427         100%   $    78,816      100%
                                                          ===========        ====    ===========     ====

    Revenues. Our drilling products and services revenues increased $12.4 million, or 19%, in the first quarter of 2002 as compared to the same period in 2001. This increase reflects the 45% increase in the average price received per foot for drill pipe over last year's first quarter, partially offset by a 19% decrease in drill pipe footage sold. The average price received per foot in the first quarter of 2002 was $39.02 compared to $26.98 in last year's first quarter. The price improvement in 2002 is attributable to a change in sales mix toward international and offshore markets, which tend to purchase our higher priced, more technologically advanced products, coupled with an overall price increase implemented in 2001. Sales of oilfield drill pipe for the first quarter of 2002 totaled 1.4 million feet compared to 1.7 million feet for the same period in 2001.

    Gross Profit. Our drilling products and services gross profit increased $15.7 million in the first quarter of 2002 as compared to the same period in 2001, including $4.4 million of non-recurring charges in the first quarter of 2001. This increase in gross profit was due to the 45% increase in average price received per foot for drill pipe in the first quarter of 2002 over last year's first quarter, partially offset by reduced manufacturing overhead cost absorption on lower production volumes and a 19% decrease in drill pipe footage sold.

    Selling, General, and Administrative. Selling, general, and administrative expenses in our drilling products and services segment remained relatively flat as a percentage of revenues in the first quarter of 2002 when compared to the same period in 2001.

    Operating Income (Loss). Our drilling products and services segment reported operating income of $22.8 million in the first quarter of 2002 as compared to an operating loss of $11.3 million for the same period in 2001, which includes $22.2 million of non-recurring charges and goodwill amortization of $0.8 million in the first quarter of 2001. Excluding other charges and goodwill amortization in the first quarter of 2001, operating income increased $11.1 million. This increase in operating income reflects the 45% increase in the average price received per foot for drill pipe over last year's first quarter, partially offset by a 19% decrease in drill pipe footage sold.

    Premium Connections and Tubular Products Segment

    The following table sets forth certain data regarding the results of our premium connections and tubular products segment for the three months ended March 31, 2001 and 2002:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                          2001            2002
                                                    ----------------  ----------
                                                           (IN THOUSANDS, EXCEPT
                                                               PERCENTAGES)
Revenues.......................................       $  69,459       $  53,193
Gross Profit...................................          18,490(a)        7,773
Gross Profit %.................................            26.6%(a)        14.6%
Selling, General, and Administrative...........       $   4,430       $   4,136
Selling, General, and Administrative %.........             6.4%            7.8%
Operating Income...............................       $  14,060(a)    $   3,637
Operating Income %.............................            20.2%(a)         6.8%
Operating Income, Before Other Charges.........       $  14,569(b)    $   3,637
Operating Income %, Before Other Charges.......            21.0%(b)         6.8%
EBITDA, Before Other Charges(c)................       $  17,700(b)    $   6,630

----------

(a) Includes other charges of $0.5 million ($0.3 million for Texas Arai and $0.2 million for Tube-Alloy(TM)) related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b) Excludes $0.5 million of other charges discussed in (a) above.

(c) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income, and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

    Our premium connections and tubular products segment consists of four principal product lines: (1) Atlas Bradford(R) premium threading and tubing, (2) TCA(TM) critical-service casing and processing, (3) Tube-Alloy(TM) premium accessories, and (4) Texas Arai couplings. The following table sets forth certain additional data regarding these product lines for the three months ended March 31, 2001 and 2002:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------------------------------
                                                                   2001                       2002
                                                        -------------------------- --------------------------
                                                                         % OF REV.                  % OF REV.
                                                                         ---------                  ---------
                                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES
  Atlas Bradford(R) Threading and
     Service................................            $    22,913        32%     $    19,764        37%
  TCA(TM)...................................                 21,202        31%          15,915        30%
  Tube-Alloy(TM)............................                 11,481        17%          10,301        19%
                                                        -----------      ----      -----------      ----
                                                             55,596        80%          45,980        86%
                                                        -----------      ----      -----------      ----
  Texas Arai................................                 13,863        20%           7,213        14%
                                                        -----------      ----      -----------      ----
                                                        $    69,459       100%     $    53,193       100%
                                                        ===========      ====      ===========      ====
GROSS PROFIT
  Atlas Bradford(R) Threading and
     Service................................            $     6,854        30%     $     3,485        18%
  TCA(TM)...................................                  6,017        28%           1,089         7%
  Tube-Alloy(TM)............................                  3,847        34%           2,563        25%
                                                        -----------                -----------
                                                             16,718        30%           7,137        16%
                                                        -----------                -----------
  Texas Arai................................                  1,772        13%             636         9%
                                                        -----------                -----------
                                                        $    18,490(a)     30%     $     7,773        15%
                                                        ===========                ===========
SELLING, GENERAL, AND
  ADMINISTRATIVE
  Atlas Bradford(R) Threading and
     Service................................            $     1,523         7%     $     1,841         9%
  TCA(TM)...................................                    398         2%             275         2%
  Tube-Alloy(TM)............................                  1,537        13%           1,342        13%
                                                        -----------                -----------
                                                              3,458         6%           3,458         8%
                                                        -----------                -----------
  Texas Arai................................                    972         8%             678         9%
                                                        -----------                -----------
                                                        $     4,430         6%     $     4,136         8%
                                                        ===========                ===========
OPERATING INCOME (LOSS)
  Atlas Bradford(R) Threading and
     Service................................            $     5,331        23%     $     1,644         8%
  TCA(TM)...................................                  5,619        27%             814         5%
  Tube-Alloy(TM)............................                  2,310        22%           1,221        12%
                                                        -----------                -----------
                                                             13,260        24%           3,679         8%
                                                        -----------                -----------
  Texas Arai................................                    800         6%             (42)       (1)%
                                                        -----------                ------------
                                                        $    14,060(a)     20%     $     3,637         7%
                                                        ===========                ===========
OPERATING INCOME (LOSS), BEFORE OTHER
  CHARGES
  Atlas Bradford(R) Threading and
     Service................................            $     5,331        23%     $     1,644         8%
  TCA(TM)...................................                  5,619        27%             814         5%
  Tube-Alloy(TM)............................                  2,562        22%           1,221        12%
                                                        -----------                -----------
                                                             13,512        24%           3,679         8%
                                                        -----------                -----------
  Texas Arai................................                  1,507         6%             (42)       (1)%
                                                        -----------                ------------
                                                        $    14,569(b)     21%     $     3,637         7%
                                                        ===========                ============

----------

(a) Includes other charges of $0.5 million ($0.3 million for Texas Arai and $0.2 million for Tube-Alloy(TM)) related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b) Excludes $0.5 million of other charges discussed in (c) above.

    Revenues. Our premium connections and tubular products revenues decreased $16.3 million, or 23%, in the first quarter of 2002 as compared to the same period in 2001. Revenues in this segment were negatively affected by a 25% decline in the United States gas rig count when compared to last year's first quarter. Additionally, distributors of our oil country tubular products have been purchasing at low levels in light of the weak and uncertain market conditions.

    Gross Profit. Our premium connections and tubular products gross profit decreased $10.7 million, or 58%, in the first quarter of 2002 as compared to the same period in 2001, which includes $0.5 million of non-recurring charges in the first quarter of 2001. This decrease reflects the 25% decline in the United States gas rig count when compared to last year's first quarter, as well as unabsorbed manufacturing costs incurred to maintain capacity for an expected industry upturn.

    Selling, General, and Administrative. Our selling, general, and administrative expenses for our premium connections and tubular products segment increased as a percentage of revenues from 6% in the first quarter of 2001 to 8% in the first quarter of 2002. The increase of 22% is primarily due to the decrease in revenues of 23%.

    Operating Income (Loss). Our premium connections and tubular products operating income decreased $10.4 million, or 74%, in the first quarter of 2002 as compared to the same period in 2001, which includes non-recurring charges of $0.5 million and goodwill amortization of $0.6 million in the first quarter of 2001. Excluding other charges and goodwill amortization in the first quarter of 2001, operating income decreased $11.5 million. This decrease reflects the 25% decline in the United States gas rig count when compared to last year's first quarter, as well as unabsorbed manufacturing costs incurred to maintain capacity for an expected industry upturn.

    Marine Products and Services Segment

    The following table sets forth certain data regarding the results of our marine products and services segment for the three months ended March 31, 2001 and 2002:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                    --------------------------------
                                                                          2001              2002
                                                                    ---------------      -----------
                                                                            (IN THOUSANDS, EXCEPT
                                                                                PERCENTAGES)
Revenues....................................................        $   6,809            $    12,915
Gross Profit (Loss).........................................           (1,223)(a)              2,571
Gross Profit (Loss)%........................................             (18.0)%(a)             19.9%
Selling, General, and Administrative........................        $   1,759            $     2,749
Selling, General, and Administrative %......................              25.8%                 21.3%
Operating Loss..............................................        $  (3,187)(a)(b)     $      (178)
Operating Loss %............................................             (46.8)%(a)(b)          (1.4)%
Operating Loss, Before Other Charges........................        $  (1,018)(c)        $      (178)
Operating Loss %, Before Other Charges......................             (15.0)%(c)             (1.4)%
EBITDA, Before Other Charges(d).............................        $      27(c)         $       695

----------

(a) Includes other charges of $2.0 million related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b) Includes other charges of $0.2 million for severance and related expenses.

(c) Excludes $2.2 million of other charges discussed in (a) and (b) above.

(d) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

    Revenues. Our marine products and services revenues increased $6.1 million in the first quarter of 2002 as compared to the same period in 2001. In the first quarter of 2001, we began to strengthen our XL Systems products and services sales force, consolidated certain offshore selling activities, and began to build a broader product line. Additionally, in the fourth quarter of 2001, we added a new management team and acquired the Plexus POS-GRIP(TM) wellhead rental product line. These actions coupled with a 28% increase in the United States offshore rig count when compared to last year's first quarter resulted in increased revenues for this segment.

    Gross Profit. Our marine products and services gross profit increased $3.8 million in the first quarter of 2002 as compared to the same period in 2001, which includes $2.0 million of non-recurring charges in the first quarter of 2001. This improvement reflects the additional focus initiated in 2001 for this segment coupled with the increase in the United States offshore rig count.

    Selling, General, and Administrative. Our selling, general, and administrative expenses for our marine products and services segment decreased as a percentage of revenues from 26% in the first quarter of 2001 to 21% in the first quarter of 2002. This decrease was primarily due to the increased revenue base partially offset by increased expenses as we continue to develop and expand this segment's product capabilities and added infrastructure for future growth.

    Operating Loss. Our marine products and services operating loss decreased $3.0 million in the first quarter of 2002, from an operating loss of $3.2 million in the first quarter of 2001 to an operating loss of $0.2 million for the same period in 2002, which includes non-recurring charges of $2.2 million and goodwill amortization of $0.1 million in the first quarter of 2001. Excluding other charges and goodwill amortization in the first quarter of 2001, operating income decreased $0.7 million. This decrease in operating loss reflects the increased focus initiated in 2001 for this segment coupled with the increase in the United States offshore rig count.

    Other Operations

    The following table sets forth certain data regarding the results of our other business operations for the three months ended March 31, 2001 and 2002:

                                                  THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                       2001          2002
                                                 ---------------  ------------
                                                        (IN THOUSANDS, EXCEPT
                                                            PERCENTAGES)
Revenues.....................................    $  13,956        $   7,127
Gross Profit (Loss)..........................       (3,950)(a)          318
Gross Profit (Loss) %........................         (28.3)%(a)         4.5%
Selling, General, and Administrative.........    $   1,710        $   1,102
Selling, General, and Administrative %.......          12.3%            15.5%
Operating Loss...............................    $  (5,735)(a)    $  (1,495)
Operating Loss %.............................         (41.1)%(a)       (21.0)%
Operating Loss, Before Other Charges.........    $  (1,768)(b)    $  (1,495)
Operating Loss %, Before Other Charges.......         (12.7)%(b)       (21.0)%
EBITDA, Before Other Charges(c)..............    $    (570)(b)    $  (1,057)

----------

(a) Includes other charges of $4.0 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales.

(b) Excludes $4.0 million of other charges discussed in (a) above.

(c) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

    Revenues. Our other operations revenues decreased $6.8 million in the first quarter of 2002 as compared to the same period in 2001. This decrease in revenues is from our industrial drill pipe operations due to decreased activity levels related to depressed fiber optic installation and construction markets.

    Gross Profit (Loss). Our gross profit in our other operations increased $4.3 million, from a gross loss of $4.0 million in the first quarter of 2002 to gross profit of $0.3 million in the first quarter of 2002. Excluding the effects of non-recurring charges in the first quarter of 2001 of $4.0 million, gross profit increased $0.4 million. This increase primarily reflects improved efficiencies obtained in our organizational restructuring that took place in the first quarter of 2001.

    Selling, General, and Administrative. Our selling, general, and administrative expenses for our other operations increased as a percentage of revenues from 12% in the first quarter of 2001 to 15% in the first quarter 2002. The increase was due primarily to a lower revenue base.

    Operating Loss. Our other operations operating loss decreased $4.2 million, from an operating loss of $5.7 million in the first quarter of 2001 to an operating loss of $1.5 million in the first quarter of 2002. Excluding the effects of non-recurring charges of $4.0 million and goodwill amortization of $0.1 million in the first quarter of 2001, operating loss was essentially flat between quarters. This reflects the decreased activity levels with our industrial product line partially offset by efficiencies obtained in our organizational restructuring that took place in the first quarter of 2001. Also included in our other operations for the first quarter of 2002 is approximately $0.7 million in research and development costs associated with two technology joint ventures.

OTHER ITEMS

    Corporate General and Administrative. Our corporate selling, general and administrative expenses increased as a percentage of revenues from 3% in the first quarter of 2001 to 4% in the first quarter of 2002. The increase was due primarily to increased headcount and related expenses.

    Interest Expense. Our interest expense decreased $0.7 million in the first quarter of 2002 due to a decrease in the interest rate related to our Credit Facility, from approximately 9.3% in the first quarter of 2001 to 5.3% in the first quarter of 2002.

    Tax (Provision) Benefit. Our effective tax rate in 2002 was 33% as compared to 35% in 2001. The decrease in the effective tax rate is due primarily to the effects of ceasing goodwill amortization effective January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Overview

    At March 31, 2002, we had cash and cash equivalents of $25.1 million and working capital of $211.2 million as compared to cash and cash equivalents of $10.4 million and working capital of $206.2 million at December 31, 2001. At March 31, 2002, we also had $5.8 million in restricted cash related to our 54% interest in H-Tech that is subject to dividend and distribution restrictions. The increase in working capital is due to our purchase of a 70% controlling interest in JSG, which increased our working capital by $8.6 million. Excluding the impact of the JSG purchase, our working capital decreased by $3.6 million since December 31, 2001.

    The following table summarizes our cash flows provided by operating activities, net cash used by investing activities and net cash provided by financing activities for the periods presented (in thousands):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     -------------------
                                                      2001        2002
                                                     -------     -------
Net Cash (Used) Provided by Operating Activities.    $(8,293)    $36,380
Net Cash Used by Investing Activities............     (5,945)     (7,269)
Net Cash Provided (Used) by Financing Activities.     14,909     (14,394)

OPERATING ACTIVITIES

    Net cash flow provided by operating activities increased by $44.7 million in the first quarter of 2002 as compared to the first quarter of 2001. Net income, adjusted for other charges, depreciation, amortization and deferred income taxes, increased from $5.7 million in the first quarter of 2001 to $15.5 million in the first quarter of 2002. Changes in working capital items, which primarily includes accounts receivable, inventories and accounts payable, net, generated $23.3 million of cash in the first quarter of 2002 as compared to using $12.0 million of cash in the same period in 2001.

INVESTING ACTIVITIES

    Net cash used by investing activities increased by $1.3 million in the first quarter of 2002 as compared to the first quarter of 2001 due primarily to increased capital expenditures for property, plant and equipment partially offset by acquisitions during the first quarter of 2002.

    Capital Expenditures

    Our capital expenditures for property, plant and equipment totaled $5.9 million and $10.4 million for the three months ended March 31, 2001 and 2002, respectively. We currently expect to expend approximately $30 million to $40 million for capital expenditures for property, plant and equipment during the remainder of 2002 related to our capital improvement program to reduce production costs and improve efficiencies and maintaining the existing equipment base.

    Acquisitions

    On March 26, 2002, we acquired a 70% controlling interest in JSG, a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets. We previously owned approximately 21.5% of this entity. We paid approximately $0.5 million in cash and issued 1.3 million shares of Grant Prideco common stock for the additional interest.

    We also have entered into a joint venture with Tianjin Pipe Company (TPCO) for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture to supply JSG with all of its tubular requirements. We currently own a 60% interest in the joint venture with TPCO and plan to invest approximately $5 million in 2002 for machinery and equipment as part of our contribution to the joint venture.

    On May 7, 2002, we acquired 65% of Scana Rotator, a Norwegian company that manufactures and supplies control valves and systems to the offshore oil and gas industry, and it supplies more than 200 different styles for specific application requirements. We have the right to acquire the remaining 35% of the company two years following its purchase, with the purchase price being based on Scana Rotator's results of operations during this two-year period. We issued approximately 0.3 million shares of Grant Prideco common stock for the initial 65% interest.

FINANCING ACTIVITIES

    Net cash used by financing activities was $14.4 million in the first quarter of 2002 as compared to net cash provided by investing activities of $14.9 million the first quarter of 2001. The decrease is due primarily to repayments of borrowings on our Credit Facility.

    Credit Facility and Long-Term Debt

    As of March 31, 2002, the Company had outstanding borrowings of $43.5 million under the revolving credit facility and $3.8 million had been used to support outstanding letters of credit. The average interest rate for the outstanding borrowings under the Credit Facility was 3.9% at March 31, 2002.

    Additionally, at March 31, 2002, there were outstanding borrowings of $0.3 million under a miscellaneous credit facility and $0.6 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the Credit Facility.

    We estimate that our required principal and interest payments for our outstanding debt to be approximately $18.7 million for the remainder of 2002. We currently expect to satisfy all required capital expenditures and debt service requirements during the remainder of 2002 from operating cash flows, existing cash balances and our revolving credit facility. Acquisitions and expansions will be financed from cash flow from operations, borrowings under our credit facility, or through a combination of the issuance of equity and debt financing. We expect that we would issue debt only to the extent that it is consistent with our objective of maintaining a conservative capital structure.

    In January 2002, we made a scheduled debt payment of approximately $1.5 million related to our Voest-Alpine debt. The interest rate as of March 31, 2002 was 3.4% per annum.

    As part of our arrangement to invest in Voest-Alpine, we entered into a four-year supply contract with Voest-Alpine. Under this agreement, we have agreed to purchase a minimum of 60,000 metric tons of "green" tubulars per year through September 2003. The volume requirements represent less than half of our normal worldwide requirements for this type of tubular for drill pipe and tubing. Because this agreement requires us to purchase tubulars regardless of our needs, our purchases under this agreement may be made for inventory during periods of low demand. These types of purchases would require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to use or sell all of the tubular products we are required to purchase from Voest-Alpine.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". See Note 8.

    Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". See Note 11.

FORWARD-LOOKING STATEMENTS AND EXPOSURES

    In light of the SEC's Regulation FD, we have elected to provide in this report various forward-looking statements and operational details. We have done so to assure full market disclosure of information that we generally make available to our investors and securities analysts. We expect to provide updates to this information on a regular basis in our periodic and current reports filed with the SEC. We have also made our investor conference calls open to all investors and encourage all investors to listen in on these calls. We anticipate that we will publicly announce the call-in information in a press release before such calls. We are providing this information to assist our stockholders in better understanding our business. These expectations reflect only our current view on these matters and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met and our actual results will likely vary (up or down) from those currently projected. These estimates speak only of our expectations as of the date of this report and we make no undertaking to update this information. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed during the quarter that would impact our expectations.

   EXPECTATIONS FOR SECOND QUARTER 2002 AND REMAINDER OF 2002

    As previously noted, we currently expect to report earnings of approximately break-even to $0.05 per share during the second quarter of 2002. Looking beyond the second quarter of 2002, we currently expect to report earnings in the third quarter of 2002 of anywhere from around $0.03 to $0.10 per share and, in the fourth quarter, in the mid-teens per share, with our current expectation being that we will be in the mid-point of these ranges. A delay in the assumed increase in the rig count could push out our expected improvements in whole or in part to later quarters.

    Investors should be cautioned that our actual earnings for the remainder of 2002 will be highly dependent upon a variety of market factors outside of our control, in particular the strength and timing of the recovery in drilling in North America. Based upon available data, we expect that market conditions in North America will begin improving during the second quarter of 2002 and throughout the third and fourth quarters of 2002, with increased activity occurring during the third and fourth quarters of 2002, when we expect natural gas prices and rig counts to increase. We expect international demand for our drill pipe and marine products and services to continue to be strong and remain at least at current levels throughout the remainder of 2002.

    In addition to changes in market forces, our results of operations will be dependent upon a variety of other factors, including our ability to maintain our production capacity to quickly react to positive changes in demand when they occur, our ability to maintain pricing increases we implemented during 2002, our ability to maintain our current market shares in our various businesses, our ability to generate revenue and income from our marine products and services, our ability to reduce our manufacturing costs, and general world economic trends. Any material change in the markets or changes that affect the assumptions used in modeling our 2002 results will affect our actual results.

    In modeling our earnings for 2002, we have made numerous assumptions regarding our operations. Although we believe, as of the date this report is filed, that these assumptions are reasonable, there can be no assurance that they will be correct in the future. In addition to the numerous assumptions described above under "Future Trends and Expectations ", our forward-looking statements are based upon the following assumptions:

    o We have assumed the North American rig count will not decline during the remainder of 2002 and will steadily increase throughout 2002, reaching between 825 and 850 rigs by the end of the second quarter and 950 to 1,000 rigs by the end of 2002, with further increases during 2003.

    o Natural gas prices will average around $3.50 per MMBtu or above during the remainder of 2002, with no decreases, or expectations for decreases, below these levels that adversely effect rig counts and drilling activity and our customer's purchasing decisions.

    o International drilling activity and rig counts will continue to increase and international demand for our drill stem products will continue to be relatively strong throughout the remainder of 2002.

    o We expect our effective tax rate to be around 33% for each quarter during the remainder of 2002.

    o There will be no changes in domestic or worldwide political events that would have an adverse consequence upon the domestic or worldwide economies and the demand for our products and services. In particular, we assume that OPEC and other oil exporting countries and organizations will take reasonable actions to insure that worldwide oil prices remain within our assumptions of the mid-$20 per barrel range, not falling below $20 per barrel for any prolonged period of time that would adversely affect demand, and that United States military actions in Afghanistan or elsewhere will not disrupt any of our operations or demand for our products. We are also assuming there will be no material disruptions due to conflicts in Israel.

    o We will expend approximately 2% of revenues on research and development activities during 2002.

    o We will not experience any material unusual losses, expenses, or charges associated with litigation, warranty claims, environmental matters or property losses.

    o Our marine connection product lines will not be materially affected by the impact of the Watts litigation described in Item 3. Legal Proceedings of our Annual Report on Form 10-K.

    o Our utility costs, labor costs, and other expenses will not increase substantially from their current levels.

    o Our manufacturing operations will not experience any material disruptions in production, supply or efficiencies.

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

    o We are currently reviewing our capital expenditure program for the remainder of 2002 in light of the market and our expectations for improvement. We currently expect to spend around $30 million to $40 million in capital expenditures during the remainder of the year. A large portion of these expenditures (approximately $10 million) will be for the completion of phase one of our automation plan in Navasota. The first phase is now scheduled to be completed and on line in the fourth quarter. Ongoing maintenance capital expenditures is expected to be around $15 million to $20 million, with the balance dedicated to new projects to improve efficiencies and capabilities. Depreciation for the remainder of 2002 is expected to be around $23 million and amortization around $0.7 million to $1.2 million, depending on acquisitions.

    o We are still reviewing the potential impact of the accounting change on the carrying values of goodwill for our businesses in light of market and other factors and will be addressing that by the end of the second quarter. This review is not yet complete and our forward-looking statements assume that no write-offs of goodwill will occur as a result of this change in accounting principal; however, we are closely reviewing the goodwill associated with our industrial drill pipe operations included in our "other" operations to determine whether all or part of this amount (approximately $11 million) should be written-off.

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

   A SUBSEQUENT DECLINE IN DOMESTIC AND WORLDWIDE DRILLING ACTIVITY WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    Our business is materially dependent on the level of drilling activity in North America and worldwide, which in turn depends primarily on prices for oil and gas. Lower drilling activity not only decreases demand for our products, but following rapid declines in drilling, the resulting customer inventory associated with idle rigs can generally be used to some extent on active rigs in lieu of new purchases. The time period for which this inventory is used will be a function of where the rig count is (the lower the rig count the more inventory there is) and where the rig count is expected to go (in a down market purchases are generally held off, and in an up market purchasing begins to occur when expected rig utilization over the next two quarters approaches the number of rigs for which customers have available drill pipe).

    Our projections and forward-looking statements regarding our premium connection and tubular businesses are very dependent upon our assumption that the domestic rig count has reached its bottom and has begun a gradual rise. We have also assumed that because distributor inventories are generally low compared to historical levels at similar times, purchasing and activity in this segment will increase relatively quickly as the rig count continues to improve. Our second, third and fourth quarter of 2002 projections assume positive and increasing contributions from this segment. If our assumptions on the market are incorrect, our projected second, third, and fourth quarter results will be affected.

    As noted above, declines in North American drilling activity that occurred during the second half of 2001 have created uncertainty regarding our future results of operations. Our forward-looking statements and earnings estimates relating to the remainder of 2002 assume that domestic rig counts do not decrease and have begun steadily increasing, and will continue to increase throughout the third and fourth quarters of 2002. Our forward-looking statements and earnings estimates assume that international activity and demand will continue to remain strong throughout 2002. If our assumptions are incorrect in this regard, our results of operations as well as our financial condition for 2002 could be materially adversely affected.

   AN ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES AND RESULTS OF OPERATIONS.

    Demand for oil and natural gas is influenced by numerous factors, including the North American and worldwide economies as well as activities of OPEC. The United States and worldwide economies (particularly Europe and Japan) slowed during 2001, in particular following the September 11th terrorist attacks. The decline in the United States economy has impacted demand for natural gas and resulted in a softening in gas prices and projected natural gas drilling activity. To date, slow downs in international economies have not adversely affected international demand for our products and our forward-looking statements and earnings estimates assume that this will continue. Our forward-looking statements and earnings also assume that recent improvements in the domestic economy will continue so that the United States economy will improve during the year, that natural gas inventory levels rationalize, and demand and prices improve, which will positively impact demand for our products during the second half of 2002. If this expected economic improvement does not occur or international markets decline unexpectantly, our projections, results of operations, and financial condition could be materially adversely affected. In addition, if actions by OPEC to increase its production of oil adversely affect world oil prices, additional declines in rig counts could result beyond our assumptions, particularly internationally, and our projections, results of operations, and financial condition could be materially adversely affected.

   OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS FOR 2002 AND 2003 ARE BASED IN PART UPON OUR ABILITY TO SUCCESSFULLY INCREASE AND DECREASE OUR MANUFACTURING CAPACITY IN RESPONSE TO CHANGES IN DEMAND WITHOUT MATERIAL DISRUPTION.

    We have recently taken steps to increase our manufacturing capacity and reduce manufacturing costs in all of our manufacturing operations. These activities are ongoing and will continue through 2002. Our manufacturing goal is to be able to produce between 1.5 million and 2.5 million feet of drill pipe during a quarter (outside of China) with little operational changes or disruption. We also intend to be able to increase our production to up to 3.0 million feet a quarter (outside of China) without significant operational disruptions and process inefficiencies. Our forward-looking statements regarding our results of operations during 2002 assume that we will be able to increase our production during the second half of the year with minimal operational disruption and inefficiency in order to meet the increased demand that we currently assume will occur during that period. If there are any material disruptions or excess costs associated with the manufacturing changes and our ability to reduce and increase production with minimal disruption, our results of operations during 2002 could be materially adversely affected.

   OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS FOR 2002 IS BASED UPON OUR ABILITY TO MAINTAIN PRICES FOR OUR DRILL STEM PRODUCTS, WHICH CAN BE ADVERSELY AFFECTED BY CHANGES IN INDUSTRY CONDITIONS AND COMPETITIVE FORCES.

    Beginning in 2001, we initiated substantial price increases for our drill stem products, which began benefiting revenues and operating profit during the third quarter of 2001. Our ability to maintain these price increases are subject to various risks, including adverse changes in industry conditions and regulations, as well as unexpected actions by our competitors. Product mix will also impact pricing. Although we project a slowdown in North American demand, we believe our prices are now at realistic market levels, and we do not expect to see any material price declines during 2002. If market conditions or other factors cause us to decrease prices, our projections and results could be materially adversely affected.

   OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS FOR 2002 IS BASED UPON OUR ABILITY TO INCREASE OUR MARKET SHARE AND EFFICIENCIES FROM OUR MARINE PRODUCTS AND SERVICES PRODUCT LINES.

    We recently reorganized our marine segment with the objective of increasing market share and profitability of our current product lines and growing the division through the acquisition of complementary businesses, products, and services. Our projections and forward-looking statements assume that we will increase this segment's revenues and operating efficiencies. Any failure to do so could have a material adverse affect upon our projects and results of operations.

   OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC, OR OTHER RISKS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    During the first quarter of 2002, we derived approximately 17% of our total revenues from our facilities outside the United States. In addition, a large part of our sales from our domestic locations were for use in foreign countries. Our expectations for 2002 depend on our ability to maintain our international sales while domestic demand begins the steady improvement we expect to occur during the remainder of 2002. In addition, many of our key manufacturing operations are outside of the United States. Our operations in certain international locations, including Mexico, Austria, Italy, China, and Indonesia, are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

    o   currency fluctuations and devaluations,

    o   currency restrictions and limitations on repatriation of profits, and

    o   political instability.

    Our foreign operations may suffer disruptions and we may incur losses that will not be covered by insurance. In particular, the September 11th terrorist attacks and resulting United States military activity in Afghanistan or elsewhere increase the possibility that our operations could be interrupted or adversely affected. Such disruption could include our inability to timely and cost effectively ship product, an inability to place contractors and employees in various countries or regions, evacuations, or similar disruptions.

    Any material currency fluctuations or devaluations or political events that disrupt oil and gas exploration and production or the movement of funds and assets could materially adversely affect our results of operations and financial position.

    Our long-term supply contract may obligate us to purchase unneeded materials, and a strengthening of the Euro against the U.S. Dollar would make those materials more expensive to us.

    We have entered into an agreement with Voest-Alpine, an entity of which we own 50.01%, to purchase 60,000 metric tons of raw materials per year through September 2003. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any "anti-dumping" duties in the United States on the resale of these tubulars, which could affect our ability to resell the tubulars in the United States. Further, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offsetting revenues in Euros, and we have not hedged against this contract for its entire term. Our manufacturing of tool joints in Italy has benefited from a weak Euro against the dollar. Thus, a material strengthening of the Euro versus the U.S. dollar could materially adversely affect our results of operations for these operations.

   WE COULD BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    Many of our products are used in hazardous drilling and production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment, or the environment, as well as the suspension of the end-user's operations. If our products were to be involved in any of these difficulties, we could face litigation and may be held liable for those losses. Our insurance coverage may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we may not be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any claims made under our policies likely will cause our premiums to increase. Any future damages deemed to be caused by our products or services that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our results of operations and financial condition.

   WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS THAT EXPOSE US TO POTENTIAL FINANCIAL LIABILITY.

    Our operations are regulated under a number of federal, state, local, and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage, and disposal of hazardous materials. Compliance with these environmental laws is a major consideration in the manufacturing of our products, as we use and generate hazardous substances and wastes in our manufacturing operations, and we may be subject to material financial liability for any investigation and clean-up of such hazardous materials. In addition, many of our current and former properties are, or have been, used for industrial purposes. Accordingly, we also may be subject to financial liabilities relating to the investigation and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites. Liability in many instances may be imposed on us regardless of the legality of the original actions relating to the hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances. We are also subject to various federal, state, local and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities. Those laws and regulations may also subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those laws and regulations. Any such financial liability or business disruption could have a material adverse effect on our financial condition and results of operations.

   OUR PROJECTIONS AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY ACTIONS UNDER U.S. TRADE LAWS.

    Although we are a U.S.-based manufacturing company, we do own and operate international manufacturing operations that support our U.S.-based business. If actions under U.S. trade laws were instituted that limited our access to these products, our ability to meet our customer specifications and delivery requirements would be reduced. Our forward-looking statements assume there will be no adverse effects on our ability to import from our foreign subsidiaries. Any result to the contrary could have a material adverse affect on our projections and results of operations.

   WE COULD BE SUBJECT TO ADDITIONAL EXPENSES FROM THE WATTS LITIGATION.

    As noted under Item 3. Legal Proceedings in our Annual Report on Form 10-K, we have recorded an additional reserve as a result of a jury verdict in litigation involving Mr. John D. Watts and our XL Systems(TM) subsidiary. The trial judge has the discretion to award additional damages and attorney's fees that could increase our liability by an additional $3.5 million to $4.5 million which could reduce our net income. The trial judge also has the discretion to permanently enjoin us from utilizing the premium connection that was the subject of the litigation in its current configuration in the United States. We have identified and are currently testing a redesign of this connection that will be outside the scope of the trial court and jury's decision. If successful, we would not expect any injunction to have a material effect on our operations. If unsuccessful, we could be precluded from manufacturing and selling this connection in the United States, which we estimate could reduce our forecasted net income in 2002 or 2003 by $1.0 million to $3.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

FINANCIAL INSTRUMENTS

    We are currently exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks relate to fluctuations in foreign currency exchange rates and changes in interest rates. We do not believe these risks are material. Refer to Note 7 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on financial instruments.

FOREIGN CURRENCY RISK

    The functional currency for most of our international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. We partially hedge our exposure to changes in foreign exchange rates principally with forward contracts.

    Forward contracts designated as hedges of foreign currency transactions are marked to the forward rate with the resulting gains and losses recognized in earnings, offsetting losses and gains on the transactions hedged. We enter into foreign exchange contracts only as a hedge against existing economic exposures and not for speculative or trading purposes. The counterparties to our foreign exchange contracts are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is immaterial.

    At March 31, 2002, we had open forward contracts and call options to exchange U.S. dollars for Euros at a fair value of approximately ($0.1) million. A 10% change in the forward rate of Euros subsequent to March 31, 2002 would have a minimal effect on the fair value of the open forward contracts and call options.

    At March 31, 2001, we had open forward contracts and call options to exchange U.S. dollars for Euros at a fair value of approximately ($1.8) million. If a 10% change in the forward rate of Euros were to occur subsequent to March 31, 2001, the fair value of the open forward contracts and call options would change by approximately $0.2 million. We recognized hedging losses of $0.6 million in the first quarter of 2001.

INTEREST RATES

    We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. Excluding the Senior Notes, most of our long-term borrowings are at variable rates, which reflect current market rates, and therefore the fair value of these borrowings approximates book value. Based upon our long-term debt balances, an immediate change of 1% in the interest rate would not cause a material change in interest expense on an annual basis. The fair value of financial instruments which differed from their carrying value at March 31, 2002 was as follows:

                                                           CARRYING      FAIR
                                                             VALUE       VALUE
                                                           --------    --------
Senior Notes.........................................      $  199.0    $  211.3

    Currently, we have variable interest rate debt totaling approximately $43.8 million for amounts borrowed under our Credit Facility and other miscellaneous short-term credit facilities. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from March 2002 levels, our interest expense would increase by a total of approximately $438,000 annually. The carrying value of the Credit Facility and other miscellaneous credit facilities approximates fair value as they bear interest at current market rates.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

    (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                    SIGNATURE

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GRANT PRIDECO, INC.


                                 By:          /s/ LOUIS A. RASPINO
                                    --------------------------------------------
                                                Louis A. Raspino*
                                      Vice-President and Chief Financial Officer


                                 By:            /s/ GREG L. BOANE
                                    --------------------------------------------
                                                Greg L. Boane*
                                         Corporate Controller (Principal
                                               Accounting Officer)


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


Date: May 15, 2002