Form 10-Q
period 2002-06-30
GRANT PRIDECO INC
filed 2002-08-14
CIK 1097313

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        TITLE OF CLASS                        OUTSTANDING AT AUGUST 8, 2002
-----------------------------                 -----------------------------
Common Stock, par value $0.01                         111,238,183


================================================================================

                         TABLE OF ADDITIONAL REGISTRANTS

                                        JURISDICTION OF
           NAME**                          FORMATION     EMPLOYER ID
------------------------------------    ---------------  -----------
GP Expatriate Services, Inc.........       Delaware      76-0632330
Grant Prideco Holding, LLC..........       Delaware      76-0635560
Grant Prideco, LP...................       Delaware      76-0635557
Grant Prideco USA, LLC..............       Delaware      51-0397748
Star Operating Company..............       Delaware      76-0655528
TA Industries, Inc..................       Delaware      76-0497435
Texas Arai, Inc.....................       Delaware      74-2150314
Tube-Alloy Capital Corporation......         Texas       76-0012315
Tube-Alloy Corporation..............       Louisiana     72-0714357
XL Systems International, Inc.......       Delaware      76-0602808
XL Systems, LP......................         Texas       76-0324868


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GRANT PRIDECO, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)


                                                                     DECEMBER 31,    JUNE 30,
                                                                         2001          2002
                                                                     ------------  -----------
                                                                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents .......................................   $  10,384    $  18,894
  Restricted Cash .................................................       5,383        6,447
  Accounts Receivable, Net of Allowance for Uncollectible
    Accounts of $1,407 and $2,254 at December 31, 2001 and
    June 30, 2002, respectively ...................................     148,223      148,602
  Inventories .....................................................     198,814      188,803
  Current Deferred Tax Asset ......................................      16,275       14,478
  Other Current Assets ............................................      13,284       16,390
                                                                      ---------    ---------
                                                                        392,363      393,614
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Machinery and Equipment .........................................     249,023      264,811
  Land, Buildings and Other Property ..............................     110,072      117,517
                                                                      ---------    ---------
                                                                        359,095      382,328
         Less: Accumulated Depreciation ...........................     134,588      147,694
                                                                      ---------    ---------
                                                                        224,507      234,634
GOODWILL, NET .....................................................     231,521      246,279
INVESTMENT IN UNCONSOLIDATED AFFILIATES ...........................      55,289       41,249
DEFERRED TAX ASSET ................................................         108          321
INTANGIBLE ASSETS, NET ............................................       3,473        3,031
OTHER ASSETS ......................................................       8,337        7,868
                                                                      ---------    ---------
                                                                      $ 915,598    $ 926,996
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-Term Debt .....   $  61,154    $  18,138
  Accounts Payable ................................................      62,689       61,666
  Current Deferred Tax Liability ..................................       5,051        6,259
  Accrued Labor and Benefits ......................................      15,927       16,163
  Other Accrued Liabilities .......................................      41,360       61,280
                                                                      ---------    ---------
                                                                        186,181      163,506
LONG-TERM DEBT ....................................................     205,024      201,576
DEFERRED INCOME TAXES .............................................      40,948       39,428
MINORITY INTERESTS ................................................       1,615        9,008
OTHER LONG-TERM LIABILITIES .......................................      12,863       12,173
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 Par Value ...................................       1,093        1,111
  Capital in Excess of Par Value ..................................     361,699      384,397
  Treasury Stock, at Cost .........................................      (2,551)      (3,739)
  Retained Earnings ...............................................     125,199      136,638
  Deferred Compensation Obligation ................................       6,078        7,232
  Accumulated Other Comprehensive Loss ............................     (22,551)     (24,334)
                                                                      ---------    ---------
                                                                        468,967      501,305
                                                                      ---------    ---------
                                                                      $ 915,598    $ 926,996
                                                                      =========    =========


   The accompanying notes are an integral part of these financial statements.

                               GRANT PRIDECO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------     --------------------------
                                                                          2001              2002          2001             2002
                                                                        ---------         ---------     ---------        ---------
REVENUES .........................................................      $ 192,909         $ 168,601     $ 349,560        $ 320,652
                                                                        ---------         ---------     ---------        ---------

COSTS AND EXPENSES:
  Cost of Sales ..................................................        148,848           129,219       283,295          246,065
  Selling, General and Administrative Attributable to Segments ...         12,645            14,630        24,877           27,446
  Corporate General and Administrative ...........................          5,609             6,583        10,541           12,855
  Equity Income in Unconsolidated Affiliates .....................         (2,848)           (1,284)       (4,832)          (3,640)
  Other Charges ..................................................             --             7,045        32,280            7,045
                                                                        ---------         ---------     ---------        ---------
                                                                          164,254           156,193       346,161          289,771
                                                                        ---------         ---------     ---------        ---------
OPERATING INCOME .................................................         28,655            12,408         3,399           30,881
                                                                        ---------         ---------     ---------        ---------

OTHER INCOME (EXPENSE):
  Interest Expense ...............................................         (7,023)           (6,083)      (13,893)         (12,258)
  Other, Net .....................................................            145              (121)         (724)            (226)
                                                                        ---------         ---------     ---------        ---------
                                                                           (6,878)           (6,204)      (14,617)         (12,484)
                                                                        ---------         ---------     ---------        ---------
INCOME (LOSS) BEFORE INCOME TAXES ................................         21,777             6,204       (11,218)          18,397
INCOME TAX BENEFIT (PROVISION) ...................................         (7,508)           (1,679)        4,039           (5,703)
                                                                        ---------         ---------     ---------        ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .......................         14,269             4,525        (7,179)          12,694
MINORITY INTEREST ................................................           (272)             (646)         (641)          (1,255)
                                                                        ---------         ---------     ---------        ---------
NET INCOME (LOSS) ................................................      $  13,997         $   3,879     $  (7,820)       $  11,439
                                                                        =========         =========     =========        =========

NET INCOME (LOSS) PER SHARE:
  Basic ..........................................................      $    0.13         $    0.03     $   (0.07)       $    0.10
                                                                        =========         =========     =========        =========
  Diluted ........................................................      $    0.13         $    0.03     $   (0.07)       $    0.10
                                                                        =========         =========     =========        =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ..........................................................        109,515           111,466       109,281          110,677
                                                                        =========         =========     =========        =========
  Diluted ........................................................        110,979           114,080       109,281          112,938
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

                               GRANT PRIDECO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              ------------------------
                                                                                2001            2002
                                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) ...................................................       $ (7,820)       $ 11,439
  Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by Operating Activities:
     Depreciation and Amortization ....................................         15,238          15,232
     Goodwill Amortization ............................................          3,156              --
     Deferred Income Tax ..............................................         (5,210)            247
     Equity Income in Unconsolidated Affiliates, Net of Dividends .....          4,613          12,448
     Non-Cash Portion of Other Charges ................................         28,473           2,580
     Changes in Operating Assets and Liabilities, Net of
       Effect of Businesses Acquired:
          Accounts Receivable .........................................        (15,884)         11,434
          Inventories .................................................        (21,828)         19,204
          Other Current Assets ........................................          1,317           4,404
          Other Assets ................................................            544             334
          Accounts Payable ............................................            970          (1,312)
          Other Accrued Liabilities ...................................          3,655           1,770
          Customer Advances ...........................................           (275)            811
          Other, Net ..................................................         (1,804)          2,868
                                                                              --------        --------
            Net Cash Provided by Operating Activities .................          5,145          81,459
                                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of Businesses, Net of Cash Acquired ....................           (905)          2,344
  Investments in Unconsolidated Affiliates.............................             --          (1,236)
  Capital Expenditures for Property, Plant and Equipment ..............        (13,058)        (21,815)
                                                                              --------        --------
            Net Cash Used by Investing Activities .....................        (13,963)        (20,707)
                                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (Repayments) on Credit Facility ..........................         28,198         (42,674)
  Repayments on Debt ..................................................        (12,520)         (9,383)
  Proceeds from Stock Option Exercises ................................            565           1,142
  Purchases of Treasury Stock .........................................           (929)         (1,327)
                                                                              --------        --------
            Net Cash Provided (Used) by Financing Activities ..........         15,314         (52,242)
                                                                              --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................          6,496           8,510
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................          8,315          10,384
                                                                              --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................       $ 14,811        $ 18,894
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

    The Annual Report on Form 10-K for the year ended 2001 includes disclosures related to significant accounting policies including revenue recognition, account receivable valuation, inventory valuation, business combinations, impairment of long-lived assets and estimates related to contingent liabilities and future claims. There have been no significant changes to any of our critical accounting policies.

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

2.   COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                     JUNE 30,                     JUNE 30,
                                                                              ----------------------      ----------------------
                                                                                2001          2002          2001          2002
                                                                              --------      --------      --------      --------
                                                                                                (IN THOUSANDS)
Net Income (Loss) .......................................................     $ 13,997      $  3,879      $ (7,820)     $ 11,439
Foreign Currency Translation Adjustments, net of tax of $1,832,
   $17, $1,365 and $(724) ...............................................        3,404            38         2,535        (1,611)
Change in Derivatives, net of tax of $(527), $(44), $(917) and $(77) ....         (980)          (99)       (1,629)         (172)
Unrealized (Gain) Loss on Marketable Securities, net of tax of
   $(10), $(24) and $10 .................................................          (18)          (54)           19            --
                                                                              --------      --------      --------      --------
     Total Comprehensive Income (Loss) ..................................     $ 16,403      $  3,764      $ (6,895)     $  9,656
                                                                              ========      ========      ========      ========

3.   INVENTORIES

    Inventories by category are as follows:

                                               DECEMBER 31,   JUNE 30,
                                                   2001         2002
                                               ------------   --------
                                                    (IN THOUSANDS)
Raw materials, components and supplies .....     $130,166     $126,384
Work in process ............................       24,038       19,606
Finished goods .............................       44,610       42,813
                                                 --------     --------
                                                 $198,814     $188,803
                                                 ========     ========

4.   OTHER CHARGES

   2000 Charges

    The Company incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in the fourth quarter of 2000 relating primarily to inventory write-offs and other asset impairments and reductions. Of this amount, $7.9 million related to accrued liabilities. The accrued liability balances as of June 30, 2002 are summarized below:

                                     DRILLING     PREMIUM     MARINE
                                     PRODUCTS   CONNECTIONS  PRODUCTS                         LIABILITY
                                       AND      AND TUBULAR    AND        TOTAL      CASH      BALANCE
                                     SERVICES    PRODUCTS    SERVICES    CHARGES   PAYMENTS    6/30/02
                                     --------   -----------  --------    -------   --------   ---------
                                                              (IN THOUSANDS)
Litigation Accrual ..............     $   --      $   --      $2,500     $2,500     $  541     $1,959
Contingent Liability Accrual ....      4,650          --          --      4,650         --      4,650
Other Accrued Liabilities .......        594         115          --        709        709         --
                                      ------      ------      ------     ------     ------     ------
  Total .........................     $5,244      $  115      $2,500     $7,859     $1,250     $6,609
                                      ======      ======      ======     ======     ======     ======

    The remaining accrued liabilities are expected to be paid in 2002, except for the open litigation issue, which is under appeal.

   First Quarter 2001 Charges

    In the first quarter of 2001, the Company incurred approximately $43.0 million of pre-tax charges, $28.0 million net of tax, associated with its review of the continued viability of its manufacturing arrangement with Oil Country Tubular Ltd. (OCTL) in India, a modification of the Company's manufacturing standards and costing in light of current market conditions, and an ongoing restructuring of the Company's operations. This charge also included executive severance payments and related expenses of approximately $14.6 million, all of which were paid in 2001. These charges are summarized in the following chart:

                                 DRILLING     PREMIUM     MARINE
                                 PRODUCTS   CONNECTIONS  PRODUCTS
                                   AND      AND TUBULAR    AND
                                 SERVICES    PRODUCTS    SERVICES     OTHER     CORPORATE     TOTAL
                                 --------   -----------  --------    -------    ---------    -------
                                                          (IN THOUSANDS)
OCTL Write-Off(a) ..........     $17,727     $    --     $    --     $    --     $    --     $17,727
Inventory Write-Off(b) .....       3,357          --       1,692       1,125          --       6,174
Write-Off of Capitalized
  Manufacturing ............       1,024         509         272       2,767          --       4,572
Variances(c)
Severance(d) ...............         108          --         205          75      14,165      14,553
                                 -------     -------     -------     -------     -------     -------
    Total ..................     $22,216     $   509     $ 2,169     $ 3,967     $14,165     $43,026
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

Second Quarter 2002 Charges

    Results for the second quarter of 2002 include $7.0 million of pre-tax charges, $4.9 million net of tax. These charges include $2.6 million related to fixed asset write-downs and $4.5 million for executive severance payments and related expenses. These charges are summarized in the following chart (in thousands):

                              DRILLING    PREMIUM
                              PRODUCTS  CONNECTIONS                        LIABILITY
                                AND     AND TUBULAR                         BALANCE
                              SERVICES    PRODUCTS    CORPORATE   TOTAL     6/30/02
                              --------  ------------  ---------   ------   ---------
Fixed Asset Write-Downs(a)..   $2,360     $  220       $   --     $2,580     $   --
Severance(b) ...............       --         --        4,465      4,465      4,465
                               ------     ------       ------     ------     ------
    Total ..................   $2,360     $  220       $4,465     $7,045     $4,465
                               ======     ======       ======     ======     ======

----------

(a) The fixed asset write-downs relate to idle assets taken out of service pursuant to the Company's ongoing automation and efficiency initiatives and are classified as held for sale. The amount was determined by use of internal appraisals and evaluations to assess the estimated fair value upon disposition. The equipment, which has a carrying value of $0.2 million, is expected to be disposed of in the next 12 months.

(b) The severance charge relates to an executive employee terminated during June 2002. The amount accrued for severance was based upon the terminated employee's employment contract, which was paid in July 2002.

5.   NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been antidilutive. For the six month period ended June 30, 2001, stock options to purchase 1.4 million shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. The computation of diluted earnings per share for the three and six months ended June 30, 2002 did not include options to purchase 4.5 million and 4.9 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period.

6.   CREDIT FACILITY

    In April 2000, the Company entered into a revolving credit facility with a syndicate of U.S. banks (the "Credit Facility"), through April 14, 2003, with automatic one-year renewals thereafter, unless either party terminates the agreement. Originally, the committed amount was $100 million. In February 2002, the Company increased this committed amount to $135 million. The Credit Facility is secured by the Company's U.S. and Canadian inventories, equipment and receivables and is guaranteed by Grant Prideco's domestic subsidiaries. The Company is required to comply with various affirmative and negative covenants which limit its ability to incur new debt, make certain investments and acquisitions, sell assets, grant liens, and other related items. The Company is also subject to financial covenants which require it to maintain a certain tangible net worth and fixed charge coverage ratio. As of June 30, 2002, the Company is in compliance with the various covenants under the Credit Facility agreement. As of June 30, 2002, the Company had outstanding borrowings of $11.7 million under the Credit Facility and $3.9 million had been used to support outstanding letters of credit. The average interest rate for the outstanding borrowings under the Credit Facility was 5.25% at June 30, 2002.

    Additionally, at June 30, 2002, there were outstanding borrowings of $0.3 million under a miscellaneous credit facility and $1.3 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the Credit Facility.

7.   FINANCIAL INSTRUMENTS

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $0.3 million pre-tax being recognized as a loss in "Accumulated Other Comprehensive Loss" in the accompanying Consolidated Balance Sheets.

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

   CASH FLOW HEDGES

    At June 30, 2002, the Company had U.S. Dollar/Euro forward contracts and call options with notional amounts totaling $2.5 million. These contracts are designated as cash flow hedges of anticipated Euro-denominated expenditures through August 2002.

    The contracts are marked to market based on the forward rate (net fair value was ($0.2) million at June 30, 2002) and recorded as "Other Accrued Liabilities" in the accompanying Consolidated Balance Sheets, with the offset recorded as other comprehensive income (loss), net of applicable hedge ineffectiveness (which is measured based on the forward price and was not material) and income taxes, and then subsequently recognized as a component of cost of sales or selling, general, and administrative expenses when the underlying hedged transaction is recognized in the Consolidated Statement of Operations. During the first quarter of 2001, the Company recognized losses of $0.6 million in "Other, Net" in the accompanying Consolidated Statements of Operations related to foreign currency forward contracts that resulted from an overhedge position with respect to the anticipated Euro-denominated purchases of inventory.

    The following table summarizes activity in other comprehensive income (loss) related to derivatives classified as cash flow hedges held by the Company (in thousands):

                                                                                    SIX MONTHS   SIX MONTHS
                                                                                      ENDED        ENDED
                                                                                     JUNE 30,     JUNE 30,
                                                                                       2001         2002
                                                                                    ---------    ---------
Balance as of January 1, net of tax of $122 and $89 ...........................      $   216      $   164
Net deferred loss reclassified into earnings from other
  comprehensive income (loss), net of tax of $(251) and $(79) .................         (447)        (176)
Change in fair value of derivatives, net of tax of $1,046 and $2 ..............        1,860            4
                                                                                     -------      -------
Accumulated other comprehensive  (income) loss, net of tax of $917 and $(4) ...      $ 1,629      $    (8)
                                                                                     =======      =======

   FAIR VALUE HEDGES

    The Company had two forward contracts in place to purchase a total of 2.9 million Euros for a notional amount of $2.9 million at December 31, 2001. In January 2002, one of the forward contracts expired, and the remaining forward contract related to the 3 1/2 year Voest-Alpine debt was cancelled. There was no material impact on income as a result of these transactions.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. Goodwill amortization was $6.4 million in 2001. Other intangible assets will continue to be amortized over their useful lives.

    In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three and six months ended June 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows (in thousands, except per share amounts):

                             THREE MONTHS ENDED JUNE 30, 2001       SIX MONTHS ENDED JUNE 30, 2001
                            -----------------------------------   -----------------------------------
                            NET INCOME   BASIC EPS  DILUTED EPS   NET LOSS    BASIC EPS   DILUTED EPS
                            ----------   ---------  -----------   --------    ---------   -----------
Reported results ........     $13,997     $  0.13     $  0.13     $(7,820)     $ (0.07)     $ (0.07)
Goodwill amortization ...       1,631        0.01        0.01       3,156         0.03         0.03
                              -------     -------     -------     -------      -------      -------
Adjusted results ........     $15,628     $  0.14     $  0.14     $(4,664)     $ (0.04)     $ (0.04)
                              =======     =======     =======     =======      =======      =======

    Intangible assets of $5.8 million, including accumulated amortization of $2.7 million, as of June 30, 2002 are recorded at cost and are amortized on a straight-line basis. The Company's intangible assets primarily consist of covenants-not-to-compete, technology licenses and patents that are amortized over the definitive terms of the related agreement or the Company's estimate of the useful life if there are no definitive terms. Amortization expense for the three and six months ended June 30, 2002 was $0.3 million and $0.5 million, respectively, and for the three and six months ended June 30, 2001 was $0.3 million and $0.5 million, respectively. Amortization expense for the full year 2002 is estimated to be approximately $0.8 million. Excluding the impact of future acquisitions, estimated annual amortization expense related to existing intangible assets for years 2003 through 2006 is expected to be approximately $0.6 million, $0.5 million, $0.3 million and $0.2 million, respectively.

    SFAS 142 provides for a two-step transitional goodwill impairment test with respect to existing goodwill. The first step of the test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying value. If the carrying amount exceeded the fair value of a reporting unit, the Company is required to complete the second step of the transitional goodwill impairment test for this reporting unit by December 31, 2002. The Company's reporting units are as follows: 1) Drilling Products and Services, 2) Premium Connections and Tubular Products (excluding Texas Arai and Tube-Alloy(TM)), 3) Texas Arai, 4) Tube-Alloy(TM) 5) Marine Products and Services and 6) Industrial.

    Completion of the first step of the test indicated the carrying value of the Industrial reporting unit exceeded its fair value and the Company will be required to perform the second step of the impairment test for this reporting unit by December 31, 2002. The total amount of goodwill related to the Industrial reporting unit is approximately $11 million. The fair value of the Industrial reporting unit was determined using a combination of discounted cash flow projections and comparable company market value multiples. The circumstances leading to the goodwill impairment in the Industrial reporting unit are overall weak market conditions in the telecommunications industry which have contributed to declining revenues and profitability and a reduction in the estimated future expected performance of this reporting unit, which manufactures drill pipe and other products used in the industrial markets for fiber optic cable installation and water well drilling.

    The second step of the test will be based on a comparison of the implied fair value of the Industrial reporting unit's goodwill to its carrying value to measure the amount of impairment. Once the impairment charge is determined, it will be treated as a non-cash charge and will be recorded as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations. SFAS 142 requires goodwill to be tested annually and also on an interim basis if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for potential goodwill impairment as of October 1st of each year. Subsequent impairment losses, if any, will be reflected in income from continuing operations. The carrying amount of goodwill by reporting unit is as follows:

                                                          PREMIUM                                MARINE
                                          DRILLING      CONNECTIONS                             PRODUCTS
                                          PRODUCTS      AND TUBULAR   TEXAS          TUBE-        AND
                                        AND SERVICES     PRODUCTS      ARAI        ALLOY(TM)    SERVICES    INDUSTRIAL      TOTAL
                                        ------------    -----------  ---------     ---------    ---------   ----------    ---------
                                                                           (IN THOUSANDS)
Balance, December 31, 2001 ...........    $ 114,485      $  46,010   $  17,612     $  28,442    $  14,130    $  10,842    $ 231,521
Acquisitions .........................       14,134             --          --            --        2,748           --       16,882
Translation and other adjustments ....       (2,431)            --          --            --          307           --       (2,124)
                                          ---------      ---------   ---------     ---------    ---------    ---------    ---------
Balance, June 30, 2002................    $ 126,188      $  46,010   $  17,612     $  28,442    $  17,185    $  10,842    $ 246,279
                                          =========      =========   =========     =========    =========    =========    =========

9.   RESTRICTED CASH

    At June 30 2002, the Company had $6.4 million of restricted cash related to its 54% interest in H-Tech that is subject to dividend and distribution restrictions.

10.  SEGMENT INFORMATION

   BUSINESS SEGMENTS

    The Company operates primarily through three business segments: drilling products and services, premium connections and tubular products, and marine products and services. The Company's drilling products and services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavy weight drill pipe and accessories. The Company's premium connections and tubular products segment designs, manufactures and sells a complete line of premium connections and associated premium tubular products and accessories. The Company's marine products and services segment manufactures and sells a variety of products used in subsea construction and installations. In addition to the products and services provided through the three primary segments, the Company also manufactures drill pipe and other products used in the industrial markets for fiber optic cable installation, construction and water well drilling. The Company is also involved in joint ventures for the development of telemetry drill pipe and composite motors and pumps, which are classified in "other".

                                                                PREMIUM         MARINE
                                                 DRILLING     CONNECTIONS      PRODUCTS
                                                 PRODUCTS     AND TUBULAR        AND
THREE MONTHS ENDED:                            AND SERVICES     PRODUCTS       SERVICES          OTHER     CORPORATE        TOTAL
                                               ------------   -----------      --------        --------    ---------      --------
                                                                            (IN THOUSANDS)
JUNE 30, 2001
  Revenues from unaffiliated customers ...       $ 95,803       $ 75,779       $ 10,253        $ 11,074      $     --     $192,909
  Operating income (loss) ................         20,977         13,623             15            (351)       (5,609)      28,655

JUNE 30, 2002
  Revenues from unaffiliated customers ...       $ 88,574       $ 58,067       $ 15,085        $  6,875      $     --     $168,601
  Operating income (loss) ................         19,469          5,680           (448)         (1,245)      (11,048)      12,408


                                                                PREMIUM         MARINE
                                                 DRILLING     CONNECTIONS      PRODUCTS
                                                 PRODUCTS     AND TUBULAR        AND
SIX MONTHS ENDED:                              AND SERVICES     PRODUCTS       SERVICES          OTHER     CORPORATE        TOTAL
                                               ------------   -----------      --------        --------    ---------      --------
                                                                            (IN THOUSANDS)
JUNE 30, 2001
  Revenues from unaffiliated customers ..        $162,230       $145,238       $ 17,062        $ 25,030    $     --       $349,560
  Operating income (loss) ...............           9,680         27,683         (3,172)         (6,086)    (24,706)         3,399

JUNE 30, 2002
  Revenues from unaffiliated customers ..        $167,390       $111,260       $ 28,000        $ 14,002    $     --       $320,652
  Operating income (loss) ...............          42,250          9,317           (626)         (2,740)    (17,320)        30,881

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

THREE MONTHS ENDED:                               ATLAS                         TUBE-
                                               BRADFORD(R)      TCA(TM)       ALLOY(TM)      TEXAS ARAI       TOTAL
                                               -----------     --------       ---------      ----------      --------
                                                                           (IN THOUSANDS)
JUNE 30, 2001
  Revenues from unaffiliated customers ..       $ 23,356       $ 24,420       $ 12,775       $ 15,228        $ 75,779
  Operating income ......................          4,442          4,875          2,538          1,768          13,623

JUNE 30, 2002
  Revenues from unaffiliated customers ..       $ 26,436       $ 12,396       $ 11,682       $  7,553        $ 58,067
  Operating income (loss) ...............          2,825          1,149          2,168           (462)          5,680

SIX MONTHS ENDED:                              ATLAS                       TUBE-
                                            Bradford(R)      TCA(TM)      ALLOY(TM)      TEXAS ARAI        TOTAL
                                            -----------     --------      ---------      ----------       --------
                                                                       (IN THOUSANDS)
JUNE 30, 2001
  Revenues from unaffiliated customers ..    $ 46,269       $ 45,622       $ 24,256       $ 29,091        $145,238
  Operating income ......................       9,773         10,494          4,848          2,568          27,683

JUNE 30, 2002
  Revenues from unaffiliated customers ..    $ 47,947       $ 26,564       $ 21,983       $ 14,766        $111,260
  Operating income (loss) ...............       4,469          1,963          3,389           (504)          9,317

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

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted SFAS No. 144. The adoption of SFAS No. 144 had no material impact on the Company's consolidated results of operations and financial position.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS No. 145 also amends SFAS No. 13 with respect to sale-leaseback transactions. The Company adopted the provisions of SFAS No. 145 effective April 1, 2002, and the adoption had no impact on the Company's consolidated results of operations and financial position.

     On July 29, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit plan or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF Issue No. 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 as of January 1, 2003. At this time, the Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated results of operations and financial position.

12.   ACQUISITIONS

     On March 26, 2002, the Company acquired an additional 48.5% interest in Jiangsu Shuguang Grant Prideco Tubular Limited (JSG), a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets, thereby giving the Company a 70% controlling interest in JSG. The Company previously owned approximately 21.5% of JSG and accounted for its investment under the equity method. The Company paid approximately $0.5 million in cash and issued 1.3 million shares of Grant Prideco common stock for the additional interest. Goodwill recognized in the step acquisition of JSG was approximately $11.3 million. Subsequent to acquiring a controlling interest, the Company's consolidated financial statements include the accounts of JSG. Previously recorded goodwill of $2.9 million related to the Company's initial 21.5% investment has been reclassified from "Investments in Unconsolidated Affiliates" to "Goodwill" in the Consolidated Balance Sheet as of June 30, 2002.

     The Company also has entered into a joint venture with Tianjin Pipe Company
(TPCO) for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture to supply JSG with all of its tubular requirements. The Company currently owns a 60% interest in the joint venture with TPCO and plans to invest approximately $5 million in 2002 for machinery and equipment representing the Company's contribution to the joint venture. As of June 30, 2002, the Company had invested approximately $2.5 million into this joint venture.

     On May 7, 2002, the Company acquired 65% of Rotator AS (Rotator), a Norwegian company that manufactures control valves and systems for the offshore oil and gas industry. The Company has the right to acquire the remaining 35% of Rotator two years following its purchase, with the price being based on Rotator's results of operations during this two-year period. The Company issued approximately 0.3 million shares of Grant Prideco common stock with a value of approximately $5.1 million for the initial 65% interest. Goodwill recognized in the acquisition of Rotator was approximately $2.7 million. The terms of the agreement also provided a guarantee by the Company to the selling shareholders that they would receive 41,500,000 Norwegian Kroner (NOK) upon their disposition of the Grant Prideco common stock. Any price deficiency would be paid in cash by the Company to the selling shareholders, and any price excess would be applied towards the purchase price to be paid by the Company for the additional 35% interest. In July 2002, the selling shareholders sold the Grant Prideco common stock at a price deficiency upon disposition and the Company was required to make a cash payment of $0.9 million.

     The acquisitions discussed above were accounted for using the purchase method of accounting, and the purchase prices were allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The purchase price allocations are based upon the best estimates using information currently available and is subject to changes when final asset and liability valuations are obtained. The results of operations of all acquisitions are included in the Consolidated Statements of Operations from their respective dates of acquisition. The 2002 acquisitions were not material to the Company individually or in the aggregate. Therefore, pro forma information is not presented. See Note 13 for supplemental cash flow information concerning acquisitions.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes investing activities relating to acquisitions (in thousands):

                                                               SIX MONTHS
                                                                  ENDED
                                                              JUNE 30, 2002
                                                              -------------
Fair value of assets, net of cash acquired................     $   23,734
Goodwill..................................................         14,015
Total liabilities ........................................        (18,276)
Grant Prideco common stock issued.........................        (21,817)
                                                               ----------
    Net cash received.....................................     $   (2,344)
                                                               ==========

14. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

     The following unaudited condensed consolidating balance sheet as of June 30, 2002, condensed consolidating statements of operations for the three and six months ended June 30, 2001 and 2002 and condensed consolidating statements of cash flows for the six months ended June 30, 2001 and 2002 are provided for the Company's domestic subsidiaries that are guarantors of the Company's $200 million principal amount of the 9 5/8% Senior Notes due 2007.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           NON-
                                                                PARENT     GUARANTORS   GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                                ------     ----------   ----------    ------------   ------------

                                                          ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                                    $     --     $  1,827     $  17,067      $      --      $ 18,894
  Restricted Cash                                                    --           --         6,447             --         6,447
  Accounts Receivable, Net                                           --      104,961        43,641             --       148,602
  Inventories                                                        --      150,271        38,532             --       188,803
  Current Deferred Tax Asset                                         --       13,931           547             --        14,478
  Other Current Assets                                               --        8,958         7,432             --        16,390
                                                               --------     --------     ---------      ---------      --------
                                                                     --      279,948       113,666             --       393,614
                                                               --------     --------     ---------      ---------      --------
PROPERTY, PLANT AND EQUIPMENT                                        --      272,900       109,428             --       382,328
  Less: Accumulated Depreciation                                     --      118,292        29,402             --       147,694
                                                               --------     --------     ---------      ---------      --------
                                                                     --      154,608        80,026             --       234,634
                                                               --------     --------     ---------      ---------      --------
GOODWILL, NET                                                        --      145,461       100,818             --       246,279
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES                       41,249           --            --             --        41,249
INVESTMENT IN UNCONSOLIDATED AFFILIATES                         673,699           --            --       (673,699)           --
INTANGIBLE ASSETS, NET                                               --        2,948            83             --         3,031
OTHER ASSETS                                                      5,076        1,283         1,830            --         8,189
                                                               --------     --------     ---------      ---------      --------
                                                               $720,024     $584,248     $ 296,423      $(673,699)     $926,996
                                                               ========     ========     =========      =========      ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-
    Term Debt                                                  $     --     $ 13,755     $   4,383      $      --      $ 18,138
  Accounts Payable                                                   --       49,594        12,072             --        61,666
  Current Deferred Tax Liability                                     --           --         6,259             --         6,259
  Other Accrued Liabilities                                      11,772       38,305        27,366             --        77,443
                                                               --------     --------     ---------      ---------      --------
                                                                 11,772      101,654        50,080             --       163,506
                                                               --------     --------     ---------      ---------      --------
LONG-TERM DEBT                                                  199,039        2,204           333             --       201,576
DEFERRED INCOME TAXES                                                --       23,424        16,004             --        39,428
MINORITY INTEREST                                                    --           --         9,008             --         9,008
OTHER LONG-TERM LIABILITIES                                       7,909        2,682         1,582             --        12,173
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY                                            501,304      454,284       219,416       (673,699)      501,305
                                                               --------     --------     ---------      ---------      --------
                                                               $720,024     $584,248     $ 296,423      $(673,699)     $926,996
                                                               ========     ========     =========      =========      ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NON-
                                                             PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                             ------     ----------     ----------    ------------    ------------
REVENUES..............................................    $      --     $  167,007      $  25,902      $    --        $  192,909
                                                          ----------    ----------      ---------      --------       ----------
COSTS AND EXPENSES:
 Cost of Sales........................................           --        135,315         13,533           --           148,848
 Selling, General and Administrative..................           --         14,547          3,707           --            18,254
 Equity Income in Unconsolidated Affiliates...........        (2,848)          --             --            --            (2,848)
                                                          ----------    ----------      ---------      --------       ----------
                                                              (2,848)      149,862         17,240           --           164,254
                                                          ----------    ----------      ---------      --------       ----------
OPERATING INCOME......................................         2,848        17,145          8,662           --            28,655
                                                          ----------    ----------      ---------      --------       ----------
OTHER INCOME (EXPENSE):
 Interest Expense.....................................        (5,306)       (1,536)          (181)          --            (7,023)
 Equity in Subsidiaries, Net of Taxes.................        15,595           --             --        (15,595)             --
 Other, Net...........................................           --           (155)           300           --               145
                                                          ----------    ----------      ---------      --------       ----------
                                                              10,289        (1,691)           119       (15,595)          (6,878)
                                                          ----------    ----------      ---------      --------       ----------
INCOME (LOSS) BEFORE INCOME TAXES.....................        13,137        15,454          8,781       (15,595)          21,777
INCOME TAX (PROVISION) BENEFIT........................           860        (3,320)        (5,048)          --            (7,508)
                                                          ----------    ----------      ---------      --------       ----------
NET INCOME (LOSS) BEFORE MINORITY INTEREST............        13,997        12,134          3,733       (15,595)          14,269
MINORITY INTEREST.....................................           --            --            (272)          --              (272)
                                                          ----------    ----------      ---------      --------       ----------
NET INCOME (LOSS).....................................    $   13,997    $   12,134      $   3,461      $(15,595)      $   13,997
                                                          ==========    ==========      =========      ========       ==========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NON-
                                                            PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                            ------     ----------     ----------    ------------    ------------
REVENUES.............................................    $      --     $  134,581      $  34,020      $    --        $  168,601
                                                         ----------    ----------      ---------      --------       ----------
COSTS AND EXPENSES:
  Cost of Sales......................................           --        106,523         22,696           --           129,219
  Selling, General and Administrative................           --         17,335          3,878           --            21,213
  Equity Income in Unconsolidated Affiliates.........        (1,284)          --             --            --            (1,284)
  Other Charges......................................           --          5,745          1,300           --             7,045
                                                         ----------    ----------      ---------      --------       ----------
                                                             (1,284)      129,603         27,874           --           156,193
                                                         -----------   ----------      ---------      --------       ----------
OPERATING INCOME.....................................         1,284         4,978          6,146           --            12,408
                                                         ----------    ----------      ---------      --------       ----------
OTHER INCOME (EXPENSE):
  Interest Expense...................................        (5,155)         (866)           (62)          --            (6,083)
  Equity in Subsidiaries, Net of Taxes...............         6,472           --             --         (6,472)             --
  Other, Net.........................................           --            330           (451)          --              (121)
                                                         ----------    ----------      ----------     --------       ----------
                                                              1,317          (536)          (513)       (6,472)          (6,204)
                                                         ----------    -----------     ----------     ---------      ----------
INCOME (LOSS) BEFORE INCOME TAXES....................         2,601         4,442          5,633        (6,472)           6,204
INCOME TAX (PROVISION) BENEFIT.......................         1,278        (5,185)         2,228           --            (1,679)
                                                         ----------    -----------     ---------      --------       ----------
NET INCOME (LOSS) BEFORE MINORITY INTEREST...........         3,879          (743)         7,861        (6,472)           4,525
MINORITY INTEREST....................................           --            --            (646)          --              (646)
                                                         ----------    ----------      ----------     --------       ----------
NET INCOME (LOSS)....................................    $    3,879    $     (743)     $   7,215      $ (6,472)      $    3,879
                                                         ==========    ===========     =========      =========      ==========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NON-
                                                             PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                             ------     ----------     ----------    ------------    ------------
REVENUES..............................................    $      --     $  300,727      $  48,833      $    --        $  349,560
                                                          ----------    ----------      ---------      --------       ----------
COSTS AND EXPENSES:
  Cost of Sales.......................................           --        258,059         25,236           --           283,295
  Selling, General and Administrative.................           --         28,105          7,313           --            35,418
  Equity Income in Unconsolidated Affiliates..........        (4,832)          --             --            --            (4,832)
  Other Charges.......................................           --         32,280            --            --            32,280
                                                          ----------    ----------      ---------      --------       ----------
                                                              (4,832)      318,444         32,549           --           346,161
                                                          ----------    ----------      ---------      --------       ----------
OPERATING INCOME (LOSS)...............................         4,832       (17,717)        16,284           --             3,399
                                                          ----------    -----------     ---------      --------       ----------
OTHER INCOME (EXPENSE):
  Interest Expense....................................       (10,572)       (2,995)          (326)          --           (13,893)
  Equity in Subsidiaries, Net of Taxes................        (4,477)          --             --          4,477              --
  Other, Net..........................................           --         (1,013)           289           --              (724)
                                                          ----------    -----------     ---------      --------       -----------
                                                             (15,049)       (4,008)           (37)        4,477          (14,617)
                                                          -----------   -----------     ----------     --------       -----------
INCOME (LOSS) BEFORE INCOME TAXES.....................       (10,217)      (21,725)        16,247         4,477          (11,218)
INCOME TAX (PROVISION) BENEFIT........................         2,397         9,830         (8,188)          --             4,039
                                                          ----------    ----------      ----------     --------       ----------
NET INCOME (LOSS) BEFORE MINORITY INTEREST............        (7,820)      (11,895)         8,059         4,477           (7,179)
MINORITY INTEREST.....................................           --            --            (641)          --              (641)
                                                          ----------    ----------      ----------     --------       -----------
NET INCOME (LOSS).....................................    $   (7,820)   $  (11,895)     $   7,418      $  4,477       $   (7,820)
                                                          ===========   ===========     =========      ========       ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NON-
                                                             PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                             ------     ----------     ----------    ------------    ------------
REVENUES..............................................    $      --     $  259,675      $  60,977      $    --        $  320,652
                                                          ----------    ----------      ---------      --------       ----------
COSTS AND EXPENSES:
  Cost of Sales.......................................           --        208,829         37,236           --           246,065
  Selling, General and Administrative.................           --         32,373          7,928           --            40,301
  Equity Income in Unconsolidated Affiliates..........        (3,640)          --             --            --            (3,640)
  Other Charges.......................................           --          5,745          1,300           --             7,045
                                                          ----------    ----------      ---------      --------       ----------
                                                              (3,640)      246,947         46,464           --           289,771
                                                          -----------   ----------      ---------      --------       ----------
OPERATING INCOME......................................         3,640        12,728         14,513           --            30,881
                                                          ----------    ----------      ---------      --------       ----------
OTHER INCOME (EXPENSE):
  Interest Expense....................................       (10,206)       (1,798)          (254)          --           (12,258)
  Equity in Subsidiaries, Net of Taxes................        15,838           --             --        (15,838)             --
  Other, Net..........................................           --            236           (462)          --              (226)
                                                          ----------    ----------      ----------     --------       -----------
                                                               5,632        (1,562)          (716)      (15,838)         (12,484)
                                                          ----------    -----------     ----------     ---------      -----------
INCOME (LOSS) BEFORE INCOME TAXES.....................         9,272        11,166         13,797       (15,838)          18,397
INCOME TAX (PROVISION) BENEFIT........................         2,167         1,978         (9,848)          --            (5,703)
                                                          ----------    ----------      ----------     --------       -----------
NET INCOME (LOSS) BEFORE MINORITY INTEREST............        11,439        13,144          3,949       (15,838)          12,694
MINORITY INTEREST.....................................           --            --          (1,255)          --            (1,255)
                                                          ----------    ----------      ----------     --------       -----------
NET INCOME (LOSS).....................................    $   11,439    $   13,144      $   2,694      $(15,838)      $   11,439
                                                          ==========    ==========      =========      =========      ==========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            NON-
                                                                PARENT     GUARANTORS    GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                                ------     ----------    ----------     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided (Used) by Operating Activities........    $  11,196     $ (17,701)    $  11,650    $       --        $   5,145
                                                              ---------     ---------     ---------    -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Business, Net of Cash Acquired...........          --            --           (905)           --             (905)
  Capital Expenditures for Property, Plant &
    Equipment.............................................          --        (10,218)       (2,840)           --          (13,058)
                                                              ---------     ---------     ---------    -----------       ----------
        Net Cash Used by Investing Activities.............          --        (10,218)       (3,745)           --          (13,963)
                                                              ---------     ---------     ---------    -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit Facility.................          --         28,389          (191)           --           28,198
  Repayments on Debt......................................      (10,832)       (1,322)         (366)           --          (12,520)
  Proceeds from Stock Option Exercises....................          565           --            --             --              565
  Purchases of Treasury Stock.............................         (929)          --            --             --             (929)
                                                              ---------     ---------     ---------    -----------       ---------
        Net Cash (Used) Provided by Financing
          Activities......................................      (11,196)       27,067          (557)           --           15,314
                                                              ---------     ---------     ----------   -----------       ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS........................................          --           (852)        7,348            --            6,496
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............          --          4,154         4,161            --            8,315
                                                              ---------     ---------     ---------    -----------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD............    $     --      $   3,302     $  11,509    $                 $  14,811
                                                              =========     =========     =========    ============      =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            NON-
                                                                PARENT     GUARANTORS    GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                                ------     ----------    ----------     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided by Operating Activities...............    $   6,241     $   63,265    $  11,953    $       --        $  81,459
                                                              ---------     ----------    ---------    -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of Businesses, Net of Cash Acquired .......          --             --         2,344            --            2,344
  Investments in Unconsolidated Affiliates................          --           (499)         (737)           --           (1,236)
  Capital Expenditures for Property, Plant &
    Equipment.............................................          --        (17,150)       (4,665)           --          (21,815)
                                                              ---------     ----------    ----------   -----------       ----------
        Net Cash (Used) Provided by Investing Activities..          --        (17,649)       (3,058)           --          (20,707)
                                                              ---------     ----------    ----------   -----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Revolving Credit Facility.................          --        (42,600)          (74)           --          (42,674)
  Repayments on Debt......................................       (6,056)       (3,094)         (233)           --           (9,383)
  Purchases from Stock Option Exercises...................        1,142           --            --             --            1,142
  Purchases of Treasury Stock.............................       (1,327)          --            --             --           (1,327)
                                                              ----------    ---------     ---------    -----------       ----------
        Net Cash Used by Financing Activities.............       (6,241)      (45,694)         (307)           --          (52,242)
                                                              ----------    ----------    ----------   -----------       ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................          --            (78)        8,588            --            8,510
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............          --          1,905         8,479            --           10,384
                                                              ---------     ---------     ---------    -----------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD............    $     --      $   1,827     $  17,067    $                 $  18,894
                                                              =========     =========     =========    ============      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist you in understanding our financial position as of December 31, 2001 and June 30, 2002, and our results of operations for each of the three and six months ended June 30, 2001 and 2002. This discussion should be read with our financial statements and their notes included elsewhere in this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

     Our discussion of our results of operations and financial condition contains statements relating to our future results, including certain projections and trends, which constitute forward-looking statements. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in these forward-looking statements and other disclosures. These risks and uncertainties are more fully described under "Forward-Looking Statements and Exposures" below. As used herein, unless otherwise required by the context, the term "Grant Prideco" refers to Grant Prideco, Inc. and the terms "we," "our," and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as "group," "organization," "we," "us," "our," and "its," or references to specific entities, are not intended to be a precise description of corporate relationships.

GENERAL

     Grant Prideco is the world's largest manufacturer and supplier of oilfield drill pipe and other drill stem products and one of the leading North American providers of high-performance premium connections and tubular products. We also provide a variety of products and services to the growing world-wide offshore and deepwater market through our marine products and services segment. Our drill stem products are used to drill oil and gas wells, while our premium connections and tubular products are used primarily to complete oil and gas wells once they have been successfully drilled. Our marine products and services are used for subsea construction, installation, and production. Our customers include major, independent, and state-owned oil companies, drilling contractors, oilfield service companies, and North American oil country tubular goods (OCTG) distributors. We operate 24 manufacturing facilities located in the United States, Mexico, Canada, China, Norway, Europe, and Asia, and 30 sales, service, and repair locations globally.

     We operate through three primary business segments: (1) drilling products and services, (2) premium connections and tubular products and (3) marine products and services. We also provide drill pipe and casing used in the fiber optic, construction, and water well industries and are involved in several joint ventures to develop various technologies.

     For the six months ended June 30, 2002, 52% of our revenues were derived from our drilling products and services segment, 35% from our premium connections and tubular products segment, 9% from our marine products and services segment, and 4% from our other operations. Substantially all of our revenues in our premium connections and tubular products segment are generated in North America. Although most of our drilling product sales are made from our North American locations, we estimate that more than 70% of our oilfield drill stem revenues in the second quarter of 2002 were for use in the international and offshore markets.

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

MARKET TRENDS AND OUTLOOK

    Our business is materially dependent on drilling and production activity and the associated demand for our drilling products, premium connections and tubular products, and marine products and services. Generally, demand for our products is a function of current drilling and completion activity as well as expectations of future activity. Demand for our drill stem products closely follows, with some lag, the domestic and international rig counts, which in turn follow the prices of oil and gas. Demand for our premium connections and tubular products closely follows the United States gas rig count and Gulf of Mexico rig count. Demand for our marine products and services follows the level of offshore and deepwater drilling and development activity and our success in capturing a share of these markets. Offshore activity is less sensitive to short-term changes in oil and natural gas prices, as these projects are long-term and capital intensive, and activity levels are more dependent on long-term forecasts for oil and gas prices.

     Prices for oil and natural gas have been and continue to be volatile, and material declines adversely affect the demand for our products and services. The following table sets forth certain information with respect to oil and natural gas prices and the North American (U.S. and Canadian) and international rig counts:

                                                                        THREE MONTHS ENDED
                                                         --------------------------------------------------
                                                         JUNE 30, 2001   DECEMBER 31, 2001    JUNE 30, 2002
                                                         -------------   -----------------    -------------
WTI Oil(a)
  Average(d)..........................................     $   27.88         $  20.46           $   26.29
  Ending..............................................         26.26            19.84               26.86
Henry Hub Gas(b)
  Average(d)..........................................     $    4.35         $   2.42           $    3.39
  Ending..............................................          2.98             2.70                3.21
North American Rig Count(c)
  Average ............................................        1,489             1,282                 953
  Ending .............................................        1,597             1,085               1,090
International Rig Count(c)
  Average ............................................          751               748                 725
  Ending .............................................          760               752                 730

----------
(a) Price per barrel of West Texas Intermediate (WTI) crude. Source: U.S. Energy Information Administration.

(b) Price per MMBtu. Source: U.S. Energy Information Administration.

(c) Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).

     Production from new wells is declining at steeper rates compared to historical levels. These increasing rates of decline, combined with a slow-down in drilling activity, have contributed to a fall in natural gas production over the second half of 2001 and the first half of 2002. We believe this production decline will continue through the end of 2002 due to production decline rates and the sharp fall in North American natural gas drilling that has occurred since the second quarter of last year. If these production declines continue, and demand improves with an improved economy, natural gas prices will likely improve, which should result in increased drilling activity. We also believe that factors in North America relating to long-term natural gas demand indicate that the North American rig count should increase in order for natural gas production to meet expected future domestic demand.

     Current market information indicates that the United States and North American rig counts may have begun their recovery from the downturn which began in mid 2001. The United States rig count has increased from around 740 in early April to around 850 in early August, 2002. We expect drilling activity to strengthen throughout the remainder of 2002. Specifically, we expect that the United States rig count will average around 860 rigs in the third quarter of 2002 and will rise to an average of around 950 in the fourth quarter. During the second half of 2002, we anticipate continued improvement in international drilling activity as well. As we look toward 2003, we expect that activity levels will continue strengthening.

     Overall, we are positive on the prospects for our businesses and industry towards the end of 2002 and 2003. We believe that oil and gas production decline rates in the United States are increasing, and the trends towards offshore, deeper, and more complex wells are positive indicators for our products and services. However, total company backlog at the end of the second quarter was $96.8 million compared to $116.8 million at the end of the first quarter. In the short-term, we expect our earnings to be down for the third quarter of 2002 and to improve beginning in the fourth quarter, as the United States and worldwide rig counts continue improving. Our results, however, will be dependent upon the rate of improvement in the rig counts during the remainder of the year and customers' expectations for the rig counts in 2003. Our expectations are highly dependent on our customers increasing their order rates, in particular North American land drillers and OCTG distributors.

     During the third quarter, we expect our premium business to continue showing improvements in some of its markets, but that will not fully offset anticipated third quarter declines in our drilling products segment. We currently expect to sell between 900 thousand to 1.1 million feet of drill pipe during the third quarter (excluding China). As these amounts are higher than our drill pipe backlog entering the quarter of approximately 850 thousand feet, some of which is scheduled for shipment after the third quarter, we will need to book and ship additional orders during the third quarter to meet these projections. Based on the above assumptions and other factors described below under "Forward-Looking Statements and Exposures," we currently expect earnings to be in the range of $0.01 to $0.04 per share in the third quarter of 2002.

     During the third quarter, we expect our drilling products segment bookings, an indicator of future activity, to be positively affected by two factors. First, we expect to see decreases in our customers' drill pipe inventory levels. Second, we believe our customers' expectations for future rig count activity will improve. These factors should positively affect our bookings during the quarter and improve our backlog position. Our results in the fourth quarter will be heavily dependent on the level of our backlog entering that quarter and the extent to which there is an improvement in activity levels in our premium connections and tubular products segment. We currently expect that our fourth quarter earnings will improve to approximately $0.07 to $0.12 per share. A delay in the assumed increase in the rig count and customers purchasing decisions could push out our expected improvements.

     The above forward-looking information with respect to our outlook for fiscal 2002 is subject to various assumptions that are more specifically set forth below under "Forward-Looking Statements and Exposures." There can be no assurance that our expectations for future results will in fact occur or that our results will not be materially different. We do, however, believe that our current expectations are reasonable.

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

                                  DRILLING      PREMIUM          MARINE
                                  PRODUCTS    CONNECTIONS       PRODUCTS
                                    AND       AND TUBULAR          AND
                                  SERVICES     PRODUCTS         SERVICES     OTHER      CORPORATE        TOTAL
                                  --------     --------         --------     -----      ---------        -----
                                                                (IN THOUSANDS)
OCTL Write-Off(a).............   $  17,727       $ --          $   --      $    --      $    --      $  17,727
Inventory Write-Off(b)........       3,357         --            1,692        1,125          --          6,174
Write-Off of Capitalized
  Manufacturing Variances(c)..       1,024         509             272        2,767          --          4,572
Severance(d)..................         108         --              205           75       14,165        14,553
                                 ---------       -----         -------     --------     --------     ---------
    Total.....................   $  22,216       $ 509         $ 2,169     $  3,967     $ 14,165     $  43,026
                                 =========       =====         =======     ========     ========     =========

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

Second Quarter 2002 Charges

     Results for the second quarter of 2002 include $7.0 million of pre-tax charges, $4.9 million net of tax. These charges include $2.6 million related to fixed asset write-downs and $4.5 million for executive severance payments and related expenses. These charges are summarized in the following chart (in thousands):

                                           DRILLING       PREMIUM
                                           PRODUCTS     CONNECTIONS                                LIABILITY
                                              AND       AND TUBULAR                                 BALANCE
                                          SERVICES       PRODUCTS       CORPORATE       TOTAL       6/30/02
                                          --------       --------       ---------       -----       -------
 Fixed Asset Write-Downs(a)...........    $   2,360      $     220      $    --      $   2,580    $      --
 Severance(b).........................          --             --          4,465         4,465         4,465
                                          ---------      ---------     ---------     ---------    ----------
     Total............................    $   2,360      $     220      $  4,465     $   7,045    $    4,465
                                          =========      =========      ========     =========    ==========

(a) The fixed asset write-downs relate to idle assets taken out of service pursuant to our ongoing automation and efficiency initiatives and are classified as held for sale. The amount was determined by use of internal appraisals and evaluations to assess the estimated fair value upon disposition. The equipment, which has a carrying value of $0.2 million, is expected to be disposed of in the next 12 months.

(b) The severance charge relates to an executive employee terminated during June 2002. The amount accrued for severance was based upon the terminated employee's employment contract, which was paid in July 2002.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2001

   General

    CONSOLIDATED RESULTS

     Net income was $3.9 million ($0.03 per share) on revenues of $168.6 million in the second quarter of 2002, compared to net income of $14.0 million ($0.13 per share) on revenues of $192.9 million in the second quarter of 2001. Second quarter of 2002 earnings include charges totaling $4.9 million ($0.03 per share) related to fixed asset write-downs of $1.8 million and severance costs of $3.1 million. Prior year net income includes goodwill amortization of $1.6 million ($0.01 per share). The Company adopted the new goodwill accounting standard, which ceases the amortization of goodwill, as of January 1, 2002.

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                                              2001              2002
                                                                           ----------        ---------
                                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues..............................................................     $  192,909        $ 168,601
Gross Profit..........................................................         44,061           39,382
Gross Profit %........................................................           22.8%            23.4%
Selling, General, and Administrative..................................     $   18,254        $  21,213
Selling, General, and Administrative %................................            9.5%            12.6%
Operating Income......................................................     $   28,655        $  12,408(a)
Operating Income %....................................................           14.9%             7.4%(a)
Operating Income, Before Other Charges................................     $   28,655        $  16,873(b)
Operating Income %, Before Other Charges..............................           14.9%            10.0%(b)
Net Income............................................................     $   13,997        $   3,879
EBITDA, Before Other Charges(c).......................................         37,726           24,600(b)

----------
(a) Includes $4.5 million of charges related to Corporate in the second quarter of 2002 for executive severance costs.

(b) Excludes $4.5 million of charges discussed in (a) above.

(c) We calculate EBITDA by taking operating income and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

   SEGMENT RESULTS

    Drilling Products and Services Segment

     The following table sets forth certain data regarding the results of our drilling products and services segment for the three months ended June 30, 2001 and 2002:

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                        ---------------------------
                                                                           2001             2002
                                                                        ---------         ---------
                                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues...........................................................     $  95,803         $  88,574
Gross Profit.......................................................        23,025            25,490
Gross Profit %.....................................................          24.0%             28.8%
Selling, General, and Administrative...............................     $   4,987         $   5,796
Selling, General, and Administrative %.............................           5.2%              6.5%
Operating Income...................................................     $  20,977         $  19,469
Operating Income %.................................................          21.9%             22.0%
Operating Income, Before Other Charges.............................     $  20,977         $  19,469
Operating Income %, Before Other Charges...........................          21.9%             22.0%
EBITDA, Before Other Charges(a)....................................     $  24,763         $  22,577

----------
(a) We calculate EBITDA by taking operating income and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Our drilling products and services segment consists of our oilfield drill stem products for the oil and gas industry, including drill pipe products (including tool joints), drill collars, heavy weight drill pipe, and accessories. The following table sets forth certain additional product line revenue data for three months ended June 30, 2001 and 2002:

                                                                               THREE MONTHS ENDED JUNE 30,
                                                                -----------------------------------------------------
                                                                            2001                        2002
                                                                -------------------------    ------------------------
                                                                                % OF REV.                   % OF REV.
                                                                                ---------                   ---------
                                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES
  Drill Pipe Products....................................       $     71,964         75%     $     75,006         85%
  Drill Collars and Heavy Weight Drill Pipe..............             16,340         17%            9,552         11%
  Drill Stem Accessories and Other.......................              7,499          8%            4,016          4%
                                                                ------------       ----      ------------       ----
                                                                $     95,803        100%     $     88,574        100%
                                                                ============       ====      ============       ====

     Revenues. Our drilling products and services revenues decreased $7.2 million, or 8%, in the second quarter of 2002 as compared to the same period in 2001. This decrease is primarily due to the 36% decline in the North American rig count, which contributed to the 40% decline in our drill pipe footage sold. However, due to sales mix toward international and offshore markets, which tend to purchase our higher-priced, more technologically-advanced products, coupled with an overall price increase implemented in 2001, our average price received per foot for drill pipe increased 36%. Also included in the second quarter of 2002 are revenues of $14.2 million from our Chinese joint venture, in which we purchased a controlling interest at the end of the first quarter of 2002.

     Gross Profit. Our drilling products and services gross profit increased $2.5 million in the second quarter of 2002 as compared to the same period in 2001. This gross profit improvement was primarily due to the 36% increase in average price received per foot for drill pipe in the second quarter of 2002 over last year's second quarter and gross profit contributed by our Chinese joint venture.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our drilling products and services segment increased as a percentage of revenues from 5% in the second quarter of 2001 to 7% in the second quarter of 2002 primarily due to increased international sales commissions.

     Operating Income. Our drilling products and services segment operating income decreased $1.5 million, or 7%, in the second quarter of 2002 as compared to the same period in 2001. This decrease is primarily due to the decline in the North American rig count partially offset by increased drill pipe pricing and operating income from our Chinese joint venture. Also included in operating income in the second quarter of 2002 are fixed asset write-downs of $2.4 million related to our efficiency and automation initiatives primarily at our operations located in Mexico. Included in the second quarter of 2001 is goodwill amortization of $0.8 million.

    Premium Connections and Tubular Products Segment

     The following table sets forth certain data regarding the results of our premium connections and tubular products segment for the three months ended June 30, 2001 and 2002:

                                                               THREE MONTHS ENDED JUNE 30,
                                                            ---------------------------------
                                                                2001                 2002
                                                            ------------         ------------
                                                                      (IN THOUSANDS, EXCEPT
                                                                          PERCENTAGES)
Revenues...............................................     $     75,779         $     58,067
Gross Profit...........................................           17,931                9,946
Gross Profit %.........................................             23.7%                17.1%
Selling, General, and Administrative...................     $      4,308         $      4,046
Selling, General, and Administrative %.................              5.7%                 7.0%
Operating Income.......................................     $     13,623         $      5,680
Operating Income %.....................................             18.0%                 9.8%
Operating Income, Before Other Charges.................     $     13,623         $      5,680
Operating Income %, Before Other Charges...............             18.0%                 9.8%
EBITDA, Before Other Charges(a)........................     $     16,846         $      8,715

----------
(a) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income, and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

    Our premium connections and tubular products segment consists of four principal product lines: (1) Atlas Bradford(R) premium threading and tubing, (2) TCA(TM) critical-service casing and processing, (3) Tube-Alloy(TM) premium accessories, and (4) Texas Arai couplings. The following table sets forth certain additional data regarding these product lines for the three months ended June 30, 2001 and 2002:

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                 -----------------------------------------------------------
                                                                            2001                            2002
                                                                 ---------------------------     ---------------------------
                                                                                   % OF REV.                       % OF REV.
                                                                                   ---------                       ---------
                                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES
  Atlas Bradford(R) Threading and
     Service........................................             $     23,356          31%       $     26,436          45%
  TCA(TM)...........................................                   24,420          32%             12,396          21%
  Tube-Alloy(TM)....................................                   12,775          17%             11,682          20%
                                                                 ------------        ----        ------------        ----
                                                                       60,551          80%             50,514          86%
                                                                 ------------        ----        ------------        ----
  Texas Arai........................................                   15,228          20%              7,553          14%
                                                                 ------------        ----        ------------        ----
                                                                 $     75,779         100%       $     58,067         100%
                                                                 ============        ====        ============        ====
GROSS PROFIT
  Atlas Bradford(R) Threading and
     Service........................................             $      6,249          27%       $      4,699          18%
  TCA(TM)...........................................                    5,283          22%              1,586          13%
  Tube-Alloy(TM)....................................                    3,657          29%              3,481          30%
                                                                 ------------                    ------------
                                                                       15,189          25%              9,766          19%
                                                                 ------------                    ------------
  Texas Arai........................................                    2,742          18%                180           2%
                                                                 ------------                    ------------
                                                                 $     17,931          24%       $      9,946          17%
                                                                 ============                    ============
SELLING, GENERAL, AND
  ADMINISTRATIVE
  Atlas Bradford(R) Threading and
     Service........................................             $      1,807           8%       $      1,654           6%
  TCA(TM)...........................................                      408           2%                437           4%
  Tube-Alloy(TM)....................................                    1,119           9%              1,313          11%
                                                                 ------------                    ------------
                                                                        3,334           6%              3,404           7%
                                                                 ------------                    ------------
  Texas Arai........................................                      974           6%                642           8%
                                                                 ------------                    ------------
                                                                 $      4,308           6%       $      4,046           7%
                                                                 ============                    ============
OPERATING INCOME (LOSS)
  Atlas Bradford(R) Threading and
     Service........................................             $      4,442          19%       $      2,825          11%
  TCA(TM)...........................................                    4,875          20%              1,149           9%
  Tube-Alloy(TM)....................................                    2,538          20%              2,168          19%
                                                                 ------------                    ------------
                                                                       11,855          22%              6,142          12%
                                                                 ------------                    ------------
  Texas Arai........................................                    1,768          12%               (462)         (6)%
                                                                 ------------                    -------------
                                                                 $     13,623          18%       $      5,680          10%
                                                                 ============                    ============
OPERATING INCOME (LOSS), BEFORE OTHER
  CHARGES
  Atlas Bradford(R) Threading and
     Service........................................             $      4,442          19%       $      2,825          11%
  TCA(TM)...........................................                    4,875          20%              1,149           9%
  Tube-Alloy(TM)....................................                    2,538          20%              2,168          19%
                                                                 ------------                    ------------
                                                                       11,855          22%              6,142          12%
                                                                 ------------                    ------------
  Texas Arai........................................                    1,768          12%               (462)         (6)%
                                                                 ------------                    -------------
                                                                 $     13,623          18%       $      5,680          10%
                                                                 ============                    =============

----------

     Revenues. Our premium connections and tubular products revenues decreased $17.7 million, or 23%, in the second quarter of 2002 as compared to the same period in 2001. Revenues in this segment were negatively affected by the 35% decline in the United States gas rig count when compared to last year's second quarter. This decrease in market activity primarily affected revenues at our TCA(TM) critical-service casing and Texas Arai coupling businesses, which are both heavily dependent on distributor and steel mill activity. Partially offsetting this decrease was increased revenues at our Atlas-Bradford(R) Threading and Service business.

     Gross Profit. Our premium connections and tubular products gross profit decreased $8.0 million, or 45%, in the second quarter of 2002 as compared to the same period in 2001. This decrease reflects the 35% decline in the United States gas rig count when compared to last year's second quarter, unabsorbed manufacturing costs incurred to maintain capacity for an expected industry upturn and unfavorable product mix, particularly at TCA(TM) and Texas Arai.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our premium connections and tubular products segment increased as a percentage of revenues from 6% in the second quarter of 2001 to 7% in the second quarter of 2002 primarily due to the decreased revenue base.

     Operating Income (Loss). Our premium connections and tubular products operating income decreased $7.9 million, or 58%, in the second quarter of 2002 as compared to the same period in 2001. This decrease reflects the 35% decline in the United States gas rig count when compared to last year's second quarter, unabsorbed manufacturing costs incurred to maintain capacity for an expected industry upturn, and unfavorable product mix, particularly at TCA(TM) and Texas Arai. Also included in the second quarter of 2002 operating income are fixed asset write-downs of $0.2 million related to assets held for sale. Included in the second quarter of 2001 is goodwill amortization of $0.6 million.

    Marine Products and Services Segment

     The following table sets forth certain data regarding the results of our marine products and services segment for the three months ended June 30, 2001 and 2002:

                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                ------------------------------------
                                                                                      2001                  2002
                                                                               ------------------       ------------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                              PERCENTAGES)
Revenues..............................................................         $    10,253              $     15,085
Gross Profit..........................................................               1,869                     3,735
Gross Profit %........................................................                18.2%                     24.8%
Selling, General, and Administrative..................................         $     1,854              $      4,183
Selling, General, and Administrative %................................                18.1%                     27.8%
Operating Income (Loss)...............................................         $        15              $       (448)
Operating Income (Loss) %.............................................                 0.1%                     (3.0)%
Operating Income (Loss), Before Other Charges.........................         $        15              $       (448)
Operating Income (Loss) %, Before Other Charges.......................                 0.1%                     (3.0)%
EBITDA, Before Other Charges(a).......................................         $       843              $        592

----------
(a) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our marine products and services revenues increased $4.8 million, or 47%, in the second quarter of 2002 as compared to the same period in 2001. This increase is primarily attributable to the acquisitions of Rotator AS (Rotator) in the second quarter of 2002 and Plexus POS-GRIP(TM) wellhead rental product line (Plexus) in the fourth quarter of 2001.

     Gross Profit. Our marine products and services gross profit increased $1.9 million in the second quarter of 2002 as compared to the same period in 2001 primarily due to the acquisitions of Rotator and Plexus.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our marine products and services segment increased as a percentage of revenues from 18% in the second quarter of 2001 to 28% in the second quarter of 2002. This increase was due to increased selling, general, and administrative expenses associated with the Rotator and Plexus acquisitions coupled with costs incurred to develop infrastructure for future growth of this segment.

     Operating Income (Loss). Our marine products and services reported an operating loss of $0.5 million for the three months ended June 30, 2002 as compared to break-even results for the same period in 2001. This operating loss is primarily attributable to increased selling, general, and administrative costs which were partially offset by operating income from the Rotator and Plexus acquisitions. Included in the second quarter of 2001 is goodwill amortization of $0.1 million.

    Other Operations

     The following table sets forth certain data regarding the results of our other business operations for the three months ended June 30, 2001 and 2002:

                                                            THREE MONTHS ENDED JUNE 30,
                                                         -------------------------------
                                                             2001                2002
                                                         ------------        -----------
                                                                   (IN THOUSANDS, EXCEPT
                                                                       PERCENTAGES)
Revenues............................................     $    11,074         $     6,875
Gross Profit........................................           1,236                 211
Gross Profit %......................................            11.2%                3.1%
Selling, General, and Administrative................     $     1,496         $       605
Selling, General, and Administrative %..............            13.5%                8.8%
Operating Loss......................................     $      (351)        $    (1,245)
Operating Loss %....................................            (3.2)%             (18.1)%
Operating Loss, Before Other Charges................     $      (351)        $    (1,245)
Operating Loss %, Before Other Charges..............            (3.2)%             (18.1)%
EBITDA, Before Other Charges(a).....................     $       733         $      (920)

----------
(a) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our other operations revenues decreased $4.2 million, or 38%, in the second quarter of 2002 as compared to the same period in 2001. This decrease in revenues is from our industrial drill pipe operations due to decreased activity levels related to depressed fiber optic installation and construction markets.

     Gross Profit. Our gross profit in our other operations decreased $1.0 million as compared to the same period in 2001. This decrease reflects the continued deterioration of the industrial market.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our other operations decreased as a percentage of revenues from 14% in the second quarter of 2001 to 9% in the second quarter of 2002. This decrease is primarily due to the closing of our Stephenville, Texas plant in the fourth quarter of 2001.

     Operating Loss. Our other operations operating loss increased $0.9 million as compared to the same period in 2001. This reflects the decreased activity levels with our industrial product line offset by efficiencies obtained in our organizational restructuring that took place in the fourth quarter of 2001. Also included in our other operations for the second quarter of 2002 is approximately $0.9 million in research and development costs associated with our two technology joint ventures as compared to $0.1 million in the same period in 2001. Included in the second quarter of 2001 is goodwill amortization of $0.1 million.

OTHER ITEMS

     Corporate General and Administrative. Our corporate general and administrative expenses increased as a percentage of revenues from 3% in the second quarter of 2001 to 4% in the second quarter of 2002. This increase was due primarily to increased headcount and related expenses as we continue to develop the infrastructure of a stand-alone public company following our spin-off from Weatherford in April 2000.

     Interest Expense. Our interest expense decreased $0.9 million in the second quarter of 2002 due to a decrease in the interest rate related to our Credit Facility, from an average of 7.6% in the second quarter of 2001 to an average of 4.5% in the second quarter of 2002, and lower debt balances.

    Tax (Provision) Benefit. Our effective tax rate for the second quarter of 2002 was 27% as compared to 35% for the same period in 2001. This decrease in the effective tax rate is due primarily to the effects of ceasing goodwill amortization effective January 1, 2002 and a lowering of the estimated effective tax rate for 2002 from 33% in the first quarter of 2002 to 31% in the second quarter of 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

   General

    CONSOLIDATED RESULTS

     Net income was $11.4 million ($0.10 per share) on revenues of $320.7 million for the six months ended June 30, 2002, compared to a net loss of $7.8 million ($0.07 per share) on revenues of $349.6 million for the same period in 2001. For the six months ended June 30, 2002, earnings include charges totaling $4.9 million ($0.03 per share) related to fixed asset write-downs of $1.8 million and severance costs of $3.1 million. For the six months ended June 30, 2001, earnings include charges of $28.0 million ($0.26 per share) related to our 2001 restructuring plan to improve profitability and efficiency and include goodwill amortization of $3.2 million ($0.03 per share). The Company adopted the new goodwill accounting standard, which ceases the amortization of goodwill, as of January 1, 2002.

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                           ---------------------------------------------
                                                                                   2001                      2002
                                                                           ---------------------        ----------------
                                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues..............................................................     $    349,560                 $     320,652
Gross Profit..........................................................           66,265(a)                     74,587
Gross Profit %........................................................             20.0%(a)                      23.3%
Selling, General, and Administrative..................................     $     35,418                 $      40,301
Selling, General, and Administrative %................................             10.1%                         12.6%
Operating Income......................................................     $      3,399(a)(b)(c)        $      30,881(e)
Operating Income %....................................................              1.0%(a)(b)(c)                 9.6%(e)
Operating Income, Before Other Charges................................     $     46,425(d)              $      35,346(f)
Operating Income %, Before Other Charges..............................             13.3%(d)                      11.0%(f)
Net Income (Loss).....................................................     $     (7,820)                $      11,439
EBITDA, Before Other Charges(g).......................................           64,819(d)                     50,578(f)

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

(e) Includes $4.5 million of charges related to Corporate in the second quarter of 2002 for executive severance costs.

(f)  Excludes $4.5 million of charges discussed in (e) above.

(g) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

    SEGMENT RESULTS

    Drilling Products and Services Segment

     The following table sets forth certain data regarding the results of our drilling products and services segment for the six months ended June 30, 2001 and 2002:

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                     ----------------------------------------
                                                                              2001                2002
                                                                     ---------------------    ---------------
                                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues...........................................................  $      162,230           $      167,390
Gross Profit.......................................................          31,912(a)                50,033
Gross Profit %.....................................................            19.7%(a)                 29.9%
Selling, General, and Administrative...............................  $        9,320           $       10,625
Selling, General, and Administrative %.............................             5.7%                     6.3%
Operating Income...................................................  $        9,680(a)(b)     $       42,250
Operating Income %.................................................             6.0%(a)(b)              25.2%
Operating Income, Before Other Charges.............................  $       31,896(c)        $       42,250
Operating Income %, Before Other Charges...........................            19.7%(c)                 25.2%
EBITDA, Before Other Charges(d)....................................  $       39,492(c)        $       48,386

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

     Our drilling products and services segment consists of our oilfield drill stem products for the oil and gas industry, including drill pipe products (including tool joints), drill collars, heavy weight drill pipe, and accessories. The following table sets forth certain additional product line revenue data for the six months ended June 30, 2001 and 2002:

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   --------------------------------------------------------
                                                                               2001                         2002
                                                                   ---------------------------    -------------------------
                                                                                     % OF REV.                    % OF REV.
                                                                                     ---------                    ---------
                                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES
  Drill Pipe Products....................................          $    120,346          74%      $    140,281         84%
  Drill Collars and Heavy Weight Drill
     Pipe................................................                31,167          19%            17,497         10%
  Drill Stem Accessories and Other.......................                10,717           7%             9,612          6%
                                                                   ------------        ----       ------------       ----
                                                                   $    162,230         100%      $    167,390        100%
                                                                   ============        ====       ============       ====

     Revenues. Our drilling products and services revenues increased $5.2 million for the six months ended June 30, 2002 as compared to the same period in 2001. This increase is primarily due to the 40% increase in our average price received per foot for drill pipe because of sales mix toward international and offshore markets, which tend to purchase our higher-priced, more technologically-advanced products, coupled with an overall price increase implemented in 2001. However, this increase was partially offset by the 31% decline in the North American rig count, which contributed to the 31% decline in our drill pipe footage sold. Also included in 2002 are revenues of $14.2 million from our Chinese joint venture, in which we purchased a controlling interest at the end of the first quarter of 2002.

     Gross Profit. Our drilling products and services gross profit increased $18.1 million, or 57%, for the six months ended June 30, 2002 as compared to the same period in 2001. This gross profit improvement was primarily due to the 40% increase in average price received per foot for drill pipe in the first half of 2002 compared to the same period in 2001 coupled with gross profit contributed by our Chinese joint venture. This increase was partially offset by the 31% decline in our drill pipe footage sold.

     Selling, General, and Administrative. Selling, general, and administrative expenses in our drilling products and services segment remained relatively flat as a percentage of revenues for the six months ended June 30, 2002 when compared to the same period in 2001.

     Operating Income. Our drilling products and services operating income increased $32.6 million for the six months ended June 30, 2002 as compared to the same period in 2001. Included in operating income for the six months ended June 30, 2001 are $22.2 million of non-recurring charges and goodwill amortization of $1.6 million. Included in operating income for the six months ended June 30, 2002 are fixed asset write-downs of $2.4 million related to our efficiency and automation initiatives primarily at our operations located in Mexico. Excluding charges and fixed asset write-downs mentioned above and goodwill amortization, operating income increased $11.2 million year over year. This increase in operating income reflects the 40% increase in the average price received per foot for drill pipe over last year, partially offset by a 31% decrease in drill pipe footage sold. Also included in 2002 is operating income from our Chinese joint venture.

    Premium Connections and Tubular Products Segment

     The following table sets forth certain data regarding the results of our premium connections and tubular products segment for the six months ended June 30, 2001 and 2002:

                                                                  SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------------
                                                                   2001              2002
                                                            -----------------    -------------
                                                                    (IN THOUSANDS, EXCEPT
                                                                        PERCENTAGES)
Revenues...............................................     $    145,238         $    111,260
Gross Profit...........................................           36,421(a)            17,719
Gross Profit %.........................................             25.1%(a)             15.9%
Selling, General, and Administrative...................     $      8,738         $      8,182
Selling, General, and Administrative %.................              6.0%                 7.4%
Operating Income.......................................     $     27,683(a)      $      9,317
Operating Income %.....................................             19.1%(a)              8.4%
Operating Income, Before Other Charges.................     $     28,192(b)      $      9,317
Operating Income %, Before Other Charges...............             19.4%(b)              8.4%
EBITDA, Before Other Charges(c)........................     $     34,546(b)      $     15,345

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

     Our premium connections and tubular products segment consists of four principal product lines: (1) Atlas Bradford(R) premium threading and tubing, (2) TCA(TM) critical-service casing and processing, (3) Tube-Alloy(TM) premium accessories, and (4) Texas Arai couplings. The following table sets forth certain additional data regarding these product lines for the six months ended June 30, 2001 and 2002:

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                 ----------------------------------------------------------
                                                                            2001                         2002
                                                                 ---------------------------     --------------------------
                                                                                   % OF REV.                      % OF REV.
                                                                                   ---------                      ---------
                                                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES
  Atlas Bradford(R) Threading and
     Service........................................             $     46,269          32%       $     47,947          43%
  TCA(TM)...........................................                   45,622          31%             26,564          24%
  Tube-Alloy(TM)....................................                   24,256          17%             21,983          20%
                                                                 ------------        ----        ------------        ----
                                                                      116,147          80%             96,494          87%
                                                                 ------------        ----        ------------        ----
  Texas Arai........................................                   29,091          20%             14,766          13%
                                                                 ------------        ----        ------------        ----
                                                                 $    145,238         100%       $    111,260         100%
                                                                 ============        ====        ============        ====
GROSS PROFIT
  Atlas Bradford(R) Threading and
     Service........................................             $     13,103          28%       $      8,184          17%
  TCA(TM)...........................................                   11,300          25%              2,675          10%
  Tube-Alloy(TM)....................................                    7,504          31%              6,044          27%
                                                                 ------------                    ------------
                                                                       31,907          27%             16,903          18%
                                                                 ------------                    ------------
  Texas Arai........................................                    4,514          16%                816           6%
                                                                 ------------                    ------------
                                                                 $     36,421(a)       25%       $     17,719          16%
                                                                 ============                    ============
SELLING, GENERAL, AND
  ADMINISTRATIVE
  Atlas Bradford(R) Threading and
     Service........................................             $      3,330           7%       $      3,495           7%
  TCA(TM)...........................................                      806           2%                712           3%
  Tube-Alloy(TM)....................................                    2,656          11%              2,655          12%
                                                                 ------------                    ------------
                                                                        6,792           6%              6,862           7%
                                                                 ------------                    ------------
  Texas Arai........................................                    1,946           7%              1,320           9%
                                                                 ------------                    ------------
                                                                 $      8,738           6%       $      8,182           7%
                                                                 ============                    ============
OPERATING INCOME (LOSS)
  Atlas Bradford(R) Threading and
     Service........................................             $      9,773          21%       $      4,469           9%
  TCA(TM)...........................................                   10,494          23%              1,963           7%
  Tube-Alloy(TM)....................................                    4,848          20%              3,389          15%
                                                                 ------------                    ------------
                                                                       25,115          22%              9,821          10%
                                                                 ------------                    ------------
  Texas Arai........................................                    2,568           9%               (504)         (3)%
                                                                 ------------                    -------------
                                                                 $     27,683(a)       19%       $      9,317           8%
                                                                 ============                    ============
OPERATING INCOME (LOSS), BEFORE OTHER
  CHARGES
  Atlas Bradford(R) Threading and
     Service........................................             $      9,773          21%       $      4,469           9%
  TCA(TM)...........................................                   10,494          23%              1,963           7%
  Tube-Alloy(TM)....................................                    5,100          21%              3,389          15%
                                                                 ------------                    ------------
                                                                       25,367          22%              9,821          10%
                                                                 ------------                    ------------
  Texas Arai........................................                    2,825          10%               (504)         (3)%
                                                                 ------------                    -------------
                                                                 $     28,192(b)       19%       $      9,317           8%
                                                                 ============                    =============

----------
(a) Includes other charges of $0.5 million ($0.3 million for Texas Arai and $0.2 million for Tube-Alloy(TM)) related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b)  Excludes $0.5 million of other charges discussed in (a) above.

     Revenues. Our premium connections and tubular products revenues decreased $34.0 million, or 23%, for the six months ended June 30, 2002 as compared to the same period in 2001. Revenues in this segment were negatively affected by a 51% decline in the United States gas rig count when compared to the same period last year. Additionally, OCTG distributors have been purchasing at low levels in light of the weak and uncertain market conditions.

     Gross Profit. Our premium connections and tubular products gross profit decreased $18.7 million, or 51%, for the six months ended June 30, 2002 as compared to the same period in 2001, which includes $0.5 million of non-recurring charges for the six months ended June 30, 2001. This decrease reflects the 51% decline in the United States gas rig count when compared to the same period last year, unabsorbed manufacturing costs incurred to maintain capacity for an expected industry upturn and unfavorable product mix, particularly at TCA(TM) and Texas Arai.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our premium connections and tubular products segment increased as a percentage of revenues from 6% for the six months ended June 30, 2001 to 7% for the same period in 2002. This increase is primarily due to the 23% decrease in revenues.

     Operating Income (Loss). Our premium connections and tubular products operating income decreased $18.4 million, or 66%, for the six months ended June 30, 2002 as compared to the same period in 2001, which includes $0.5 million of non-recurring charges for the six months ended June 30, 2001. Included in operating income for the six months ended June 30, 2002 are fixed asset write-downs of $0.2 million related to assets held for sale. This decrease reflects the 51% decline in the United States gas rig count when compared to the same period in 2002, unabsorbed manufacturing costs incurred to maintain capacity for an expected industry upturn and unfavorable product mix, particularly at TCA(TM) and Texas Arai.

    Marine Products and Services Segment

     The following table sets forth certain data regarding the results of our marine products and services segment for the six months ended June 30, 2001 and 2002:

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                               --------------------------------------
                                                                                      2001                 2002
                                                                               -----------------        -------------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                              PERCENTAGES)
Revenues..............................................................         $    17,062              $     28,000
Gross Profit .........................................................                 646(a)                  6,306
Gross Profit %........................................................                 3.8%(a)                  22.5%
Selling, General, and Administrative..................................         $     3,613              $      6,932
Selling, General, and Administrative %................................                21.2%                     24.8%
Operating Loss........................................................         $    (3,172)(a)(b)       $       (626)
Operating Loss %......................................................               (18.6)%(a)(b)              (2.2)%
Operating Loss, Before Other Charges..................................         $    (1,003)(c)          $       (626)
Operating Loss %, Before Other Charges................................                (5.9)%(c)                 (2.2)%
EBITDA, Before Other Charges(d).......................................         $       870(c)           $       1,287

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

     Revenues. Our marine products and services revenues increased $10.9 million, or 64%, for the six months ended June 30, 2002 as compared to the same period in 2001. In the first quarter of 2001, we began to strengthen our XL Systems(TM) products and services sales force, consolidated certain offshore selling activities, and began to build a broader product line. Additionally, in the fourth quarter of 2001, we added a new management team and acquired the Plexus POS-GRIP(TM) wellhead rental product line. These actions, coupled with the acquisition of Rotator in the second quarter of 2002, resulted in increased revenues for this segment despite the 32% decrease in the United States offshore rig count.

     Gross Profit. Our marine products and services gross profit increased $5.7 million for the six months ended June 30, 2002 as compared to the same period in 2001, which includes $2.0 million of non-recurring charges in the first quarter of 2001. This improvement reflects the additional focus initiated in 2001 for this segment despite the 32% decrease in the United States offshore rig count.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our marine products and services segment increased as a percentage of revenues from 21% for the six months ended June 30, 2001 to 25% for the same period in 2002. This increase was due to increased selling, general, and administrative expenses associated with the Rotator and Plexus acquisitions coupled with costs incurred to develop infrastructure for future growth of this segment.

     Operating Loss. Our marine products and services operating loss decreased from $3.2 million for the six months ended June 30, 2001 to $0.6 million for the same period in 2002. Included in the results for 2001 is a non-recurring charge of $2.2 million and goodwill amortization of $0.2 million. Excluding charges and goodwill amortization in 2001, the operating loss for this segment decreased $0.2 million reflecting operating income from the acquisitions of Rotator and Plexus, partially offset by increased selling, general, and administrative costs.

    Other Operations

     The following table sets forth certain data regarding the results of our other business operations for the six months ended June 30, 2001 and 2002:

                                                              SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------------
                                                                2001             2002
                                                         -----------------   --------------
                                                                   (IN THOUSANDS, EXCEPT
                                                                       PERCENTAGES)
Revenues............................................     $     25,030        $      14,002
Gross Profit (Loss).................................           (2,714)(a)              529
Gross Profit (Loss) %...............................            (10.8)%(a)             3.8%
Selling, General, and Administrative................     $      3,206        $       1,707
Selling, General, and Administrative %..............             12.8%                12.2%
Operating Loss......................................     $     (6,086)(a)    $      (2,740)
Operating Loss %....................................            (24.3)%(a)           (19.6)%
Operating Loss, Before Other Charges................     $     (2,119)(b)    $      (2,740)
Operating Loss %, Before Other Charges..............             (8.5)%(b)           (19.6)%
EBITDA, Before Other Charges(c).....................     $        163(b)     $      (1,977)

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

     Revenues. Our other operations' revenues decreased $11.0 million, or 44%, for the six months ended June 30, 2002 as compared to the same period in 2001. This decrease in revenues is from our industrial drill pipe operations due to decreased activity levels related to depressed fiber optic installation and construction markets.

     Gross Profit (Loss). Our gross profit in our other operations increased $3.2 million, from a gross loss of $2.7 million for the six months ended June 30, 2001 to gross profit of $0.5 million for the same period in 2002. Excluding the effects of non-recurring charges for the six months ended June 30, 2001 of $4.0 million, gross profit decreased $0.6 million. This decrease primarily reflects the continued deterioration of the industrial market.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our other operations decreased as a percentage of revenues from 13% for the six months ended June 30, 2001 to 12% for the same period in 2002. This decrease is primarily due to the closing of our Stephenville, Texas plant in the fourth quarter of 2001.

     Operating Loss. Our other operations' operating loss decreased $3.3 million, from an operating loss of $6.1 million for the six months ended June 30, 2001 to an operating loss of $2.7 million for the same period in 2002. Excluding the effects of non-recurring charges of $4.0 million and goodwill amortization of $0.1 million for the six months ended June 30, 2001, operating loss increased $0.7 million. This reflects the decreased activity levels in our industrial product line, partially offset by efficiencies obtained in our organizational restructuring that took place in the first quarter of 2001. Also included in our other operations for the six months ended June 30, 2002 is approximately $1.6 million in research and development costs associated with our two technology joint ventures as compared to $0.1 million for the same period in 2001.

OTHER ITEMS

     Corporate General and Administrative. Our corporate selling, general and administrative expenses increased as a percentage of revenues from 3% for the six months ended June 30, 2001 to 4% in the same period in 2002. This increase was due primarily to increased headcount and related expenses as we continue to develop the infrastructure of a stand-alone public company following our spin-off from Weatherford in April 2000.

     Interest Expense. Our interest expense decreased $1.6 million for the six months ended June 30, 2002 when compared to the same period in 2001 due to a decrease in the interest rate related to our Credit Facility, from an average of 8.1% for the six months ended June 30, 2001 to an average of 4.5% for the same period in 2002, and lower debt balances.

    Tax (Provision) Benefit. Our effective tax rate for the six months ended June 30, 2002 was 31% as compared to 36% for the six months ended June 30, 2001. This decrease in the estimated effective tax rate for 2002 is due primarily to the effects of ceasing goodwill amortization effective January 1, 2002 and a lowering of the estimated effective tax rate for 2002 from 33% in the first quarter of 2002 to 31% in the second quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     At June 30, 2002, we had cash and cash equivalents of $18.9 million and working capital of $230.1 million as compared to cash and cash equivalents of $10.4 million and working capital of $206.2 million at December 31, 2001. At June 30, 2002, we also had $6.4 million in restricted cash related to our 54% interest in H-Tech that is subject to dividend and distribution restrictions. This increase in working capital is primarily due to the decrease in our Credit Facility balance of approximately $42.7 million offset by increased accrued liabilities of $19.9 million, primarily associated with our acquisitions of a controlling interest in our Chinese joint venture, Jiangsu Shuguang Grant Prideco Tubular Limited (JSG), in March 2002 and Rotator AS (Rotator) in May 2002.

     The following table summarizes our cash flows provided by operating activities, net cash used by investing activities and net cash provided (used) by financing activities for the periods presented (in thousands):

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               -----------------------
                                                                  2001          2002
                                                               ---------     ---------
 Net Cash  Provided by Operating Activities...............     $   5,145     $  81,459
 Net Cash Used by Investing Activities....................       (13,963)      (20,707)
 Net Cash Provided (Used) by Financing Activities.........        15,314       (52,242)

OPERATING ACTIVITIES

     Net cash flow provided by operating activities increased by $76.3 million for the six months ended June 30, 2002 as compared to the same period in 2001. Changes in working capital items, which primarily includes accounts receivable, inventories and accounts payable, net, generated $29.3 million of cash for the six months ended June 30, 2002 as compared to using $36.7 million of cash for the same period in 2001. Additionally, the distributions received from our equity investment in Voest-Alpine increased from $11.5 million for the six months ended June 30, 2001 to $16.1 million for the same period in 2002.

INVESTING ACTIVITIES

     Net cash used by investing activities increased by $6.7 million for the six months ended June 30, 2002 as compared to the same period in 2001 due primarily to an $8.8 million increase in capital expenditures for property, plant and equipment partially offset by net cash received from acquisitions during the six months ended June 30, 2002.

     Capital Expenditures

     Our capital expenditures for property, plant and equipment totaled $13.1 million and $21.8 million for the six months ended June 30, 2001 and 2002, respectively. We currently expect to expend approximately $20 million to $30 million for capital expenditures for property, plant and equipment during the remainder of 2002 related to our capital improvement program to reduce production costs and improve efficiencies and to maintain the existing equipment base. However, we are reviewing our current capital expenditures budget in light of current market conditions with the possibility of delaying certain non-critical expenditures.

     Acquisitions

    On March 26, 2002, we acquired an additional 48.5% interest in JSG, a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets, thereby giving us a 70% controlling interest in JSG. We paid approximately $0.5 million in cash and issued 1.3 million shares of Grant Prideco common stock for the additional interest. Goodwill recognized in the step acquisition of JSG was approximately $11.3 million. Subsequent to acquiring a controlling interest, our consolidated financial statements include the accounts of JSG.

    We also have entered into a joint venture with Tianjin Pipe Company (TPCO) for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture to supply JSG with all of its tubular requirements. We currently own a 60% interest in the joint venture with TPCO and plan to invest approximately $5 million in 2002 for machinery and equipment representing our contribution to the joint venture. As of June 30, 2002, we have invested approximately $2.5 million in this joint venture.

     On May 7, 2002, we acquired 65% of Rotator AS (Rotator), a Norwegian company that manufactures control valves and systems for the offshore oil and gas industry. We have the right to acquire the remaining 35% of Rotator two years following its purchase, with the price being based on Rotator's results of operations during this two-year period. We issued approximately 0.3 million shares of Grant Prideco common stock with a value of approximately $5.1 million for the initial 65% interest. Goodwill recognized in the acquisition of Rotator was approximately $2.7 million. The terms of the agreement also provided a guarantee by us to the selling shareholders that they would receive 41,500,000 Norwegian Kroner (NOK) upon their disposition of the Grant Prideco common stock. Any price deficiency would be paid in cash by us to the selling shareholders, and any price excess would be applied towards the purchase price to be paid by us for the additional 35% interest. In July 2002, the selling shareholders sold the Grant Prideco common stock at a price deficiency upon disposition and we were required to make a cash payment of $0.9 million.

FINANCING ACTIVITIES

     Net cash used by financing activities was $52.2 million for the six months ended June 30, 2002 as compared to net cash provided by financing activities of $15.3 million for the same period in 2001. The decrease is due primarily to repayments of borrowings on our Credit Facility.

     Credit Facility and Long-Term Debt

     As of June 30, 2002, we had outstanding borrowings of $11.7 million under the Credit Facility and $3.9 million had been used to support outstanding letters of credit. The average interest rate for the outstanding borrowings under the Credit Facility was 5.3% at June 30, 2002.

     Additionally, at June 30, 2002, there were outstanding borrowings of $0.3 million under a miscellaneous credit facility and $1.3 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the Credit Facility.

     In January 2002, we made a scheduled debt payment of approximately $1.5 million related to our Voest-Alpine debt, and in June 2002 we received a distribution from Voest-Alpine in the amount of $16.1 million, of which $4.4 million was applied towards our remaining Voest-Alpine debt, and as a result, the debt was paid in full.

     We estimate our required principal and interest payments for our outstanding debt to be approximately $11.5 million for the remainder of 2002. We currently expect to satisfy all required capital expenditures and debt service requirements during the remainder of 2002 from operating cash flows, existing cash balances and our Credit Facility. Acquisitions and expansions will be financed from cash flow from operations, borrowings under our Credit Facility, or through a combination of the issuance of equity and debt financing.

    Other Commitments

     As part of our agreement to invest in Voest-Alpine, we entered into a four-year supply contract with Voest-Alpine under which we have agreed to purchase a minimum of 60,000 metric tons of "green" tubulars per year through September 2003. The volume requirements represent approximately half of our normal worldwide requirements for this type of tubulars. Because this agreement requires us to purchase tubulars regardless of our needs, our purchases under this agreement may be made for inventory during periods of low customer demand. These types of purchases would require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to eventually use or sell all of the tubular products we are required to purchase from Voest-Alpine.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     For recent accounting pronouncements, see Notes 7, 8 and 11 to the unaudited consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS AND EXPOSURES

     In light of the SEC's Regulation FD, we have elected to provide in this report various forward-looking statements and operational details. These expectations reflect only our current view on these matters and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met and our actual results will likely vary (up or down) from those currently projected. These estimates speak only of our expectations as of the date of this report, and we make no undertaking to update this information. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed during the quarter that would impact our expectations.

     In modeling our earnings for 2002, we have made numerous assumptions regarding our operations. Although we believe that these assumptions are reasonable, there can be no assurance that they will be correct in the future. Material assumptions regarding our operations include the following:

     o North American rig counts will average 860 during the third quarter of 2002 and 950 during the fourth quarter of 2002 and will increase throughout this period and during 2003. More significantly, our customers expectations during the third and fourth quarter will be for rig counts to continue to increase and that this will cause North American land drillers to begin placing new drill pipe orders at increasing rates and OCTG distributors to begin increasing order rates to replenish and expand their inventories.

     o International drilling activity and rig counts and international demand for our drill stem products will continue to be relatively strong throughout the remainder of 2002.

     o We will not experience any material unusual losses, expenses, or charges associated with litigation, warranty claims, environmental matters, property losses or inventory write-downs. Our manufacturing operations will not experience any material disruptions in production, supply or efficiencies.

     o There will not be any material acquisitions or divestments during the year. Although we have made this assumption for modeling purposes, we do expect that some acquisitions and divestments will be made during the year that will affect our projections.

     o Our completion of the first step of the SFAS No. 142 transitional goodwill impairment test indicated the carrying value of the Industrial reporting unit exceeded its fair value, and we will be required to perform the second step of the impairment test for this reporting unit by December 31, 2002. The total amount of goodwill related to the Industrial reporting unit is approximately $11 million. We are closely reviewing this goodwill to determine whether all or part of this amount should be written-off. Once the impairment charge is determined, it will be treated as a non-cash charge and will be recorded as a cumulative effect of a change in accounting principle.

     In addition to the foregoing assumptions, investors should carefully consider the following risks, uncertainties and assumptions when evaluating our company and the forward-looking statements that we make:

     A DECLINE IN OIL AND GAS PRICES OR STAGNATION OR DECREASE IN DOMESTIC AND WORLDWIDE DRILLING ACTIVITY WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND OUR PROJECTED RESULTS.

     Our business is materially dependent on the level of drilling activity in North America and worldwide, which in turn depends primarily on prices for oil and natural gas. Prices for oil and natural gas are very volatile and subject to numerous risks outside of our control, including actions by OPEC countries and other oil producing nations and the North American and worldwide economies.

   Our projections and forward-looking statements assume steady and significant increases in the North American rig count and a relatively strong international rig count, and assume that both North American land drillers and OCTG distributors will increase purchases during the remainder of the year. If oil and natural gas prices decline such that North American drilling does not increase in line with our expectations or international rig counts do not remain strong, our projections and results of operations could be adversely affected.

     AN ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES AND OUR PROJECTED RESULTS OF OPERATIONS.

     Demand for oil and natural gas is influenced by numerous factors, including the North American and worldwide economies as well as activities of OPEC. Our forward-looking statements and earnings assume that recent improvements in the domestic economy will continue so that the United States economy will improve during the year in such a manner that natural gas inventory levels rationalize, and demand and prices improve, which will positively impact our customers' expectations regarding rig counts and demand for our products and services during the second half of 2002. We also have assumed that international economies also will remain stable or improve slightly. If international economic conditions decline unexpectedly, our projections, results of operations, and financial condition could be materially adversely affected.

     OUR ABILITY TO MEET OUR EARNINGS AND REVENUES GOALS ARE BASED IN PART UPON OUR ASSUMPTION THAT DRILLING CONTRACTORS, IN PARTICULAR, U.S. LAND DRILLING CONTRACTORS, ARE NOT HOLDING SIGNIFICANT EXCESS LEVELS OF DRILL PIPE INVENTORY IN RELATION TO THEIR ANTICIPATED FUTURE NEEDS THAT WILL ADVERSELY AFFECT THEIR PURCHASING DECISIONS.

    In addition to changes in oil and gas prices and rig counts, demand for drill pipe is significantly impacted by the amount of drill pipe inventory held by drilling contractors. Our projections assume that drilling contractors, and in particular, North American land contractors, are not holding substantial amounts of excess drill pipe inventory in relation to their anticipated future needs, and that as rig counts increase, these contractors will need to purchase new drill pipe in order to stock their rig fleet and maintain normalized inventory levels. This assumption is particularly relevant with respect to the remainder of 2002, as we are entering this period with a relatively small backlog such that our projected results are highly dependent upon our ability to obtain and complete new drill pipe orders during both the third and fourth quarters of 2002. If anticipated new orders do not occur as a result of customers' excess inventory levels, it could have a material adverse affect on our results of operations and projected results.

     OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS ARE BASED IN PART UPON OUR ASSUMPTION THAT OCTG DISTRIBUTORS DO NOT HAVE EXCESS INVENTORY THAT WILL ADVERSELY AFFECT THEIR PURCHASING DECISIONS DURING THE SECOND HALF OF 2002.

    In addition to changes in oil and gas prices and rig counts, demand for our premium connections and tubular products is significantly impacted by inventory levels held by OCTG distributors. Our projections assume that OCTG distributors will increase purchases during the second half of 2002 in line with increases in the North American rig count and that revenues and profitability in our Premium Connections and Tubular Products segment will increase in line with these increases. We have assumed that distributor purchasing decisions will not be adversely affected by excess inventory levels. To the extent these distributors perceive themselves to be holding excess inventories, demand for our products and our projected results will be adversely affected.

     OUR ABILITY TO MEET OUR EARNINGS GOALS ARE BASED IN PART UPON OUR ABILITY TO SUCCESSFULLY INCREASE AND DECREASE OUR MANUFACTURING CAPACITY IN RESPONSE TO CHANGES IN DEMAND WITHOUT MATERIAL DISRUPTION OR MANUFACTURING INEFFICIENCIES.

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

     Beginning in 2001, we initiated substantial price increases for our drill stem products, which began benefiting revenues and operating profit during the third quarter of 2001. Our ability to maintain these price increases are subject to various risks, including adverse changes in industry conditions and regulations, as well as actions by our competitors. Product mix will also impact pricing. We believe our prices are now at realistic market levels, and we do not expect to see any material price declines during the remainder of 2002. If market conditions or other factors cause us to decrease prices, our projections and results could be materially adversely affected.

     OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS FOR 2002 IS BASED UPON OUR ABILITY TO INCREASE OUR MARKET SHARE AND EFFICIENCIES FOR OUR MARINE PRODUCTS AND SERVICES PRODUCT LINES.

     We recently reorganized our marine segment with the objective of increasing market share and profitability of our current product lines and growing the segment through the acquisition of complementary businesses, products, and services. Our projections and forward-looking statements assume that we will increase this segment's revenues and operating efficiencies during the remainder of 2002. Any failure to do so could have a material adverse affect upon our projections and results of operations.

     OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC, OR OTHER RISKS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     During the first half of 2002, we derived approximately 16% of our total revenues from our facilities outside the United States. In addition, a large part of our sales from our domestic locations were for use in foreign countries. Our expectations for the remainder of 2002 depend on our ability to maintain our international sales while domestic demand begins the improvement we expect to occur during the remainder of 2002. In addition, many of our key manufacturing operations are outside of the United States. Our operations in certain international locations, including Mexico, Austria, Italy, China, and Indonesia, are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

     o    currency fluctuations and devaluations,

     o    currency restrictions and limitations on repatriation of profits, and

     o    political instability.

     Our foreign operations may suffer disruptions and we may incur losses that will not be covered by insurance. In particular, the September 11th terrorist attacks and resulting United States military activity in Afghanistan or elsewhere increase the possibility that our operations could be interrupted or adversely affected. Such disruption could include our inability to timely and cost effectively ship products, an inability to place contractors and employees in various countries or regions, evacuations, or similar disruptions.

     Any material currency fluctuations, devaluations, or political events that disrupt oil and gas exploration and production or the movement of funds and assets to and from our international operations could materially adversely affect our results of operations, financial condition and projected results.

     OUR LONG-TERM SUPPLY CONTRACT WITH VOEST-ALPINE MAY OBLIGATE US TO PURCHASE UNNEEDED MATERIALS, AND A STRENGTHENING OF THE EURO AGAINST THE U.S. DOLLAR WOULD MAKE THOSE MATERIALS MORE EXPENSIVE TO US AND ADVERSELY AFFECT OUR PROJECTED RESULTS.

     We have entered into an agreement with Voest-Alpine, an entity of which we own 50.01%, to purchase 60,000 metric tons of raw materials per year through September 2003. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any "anti-dumping" duties in the United States on the resale of these tubulars, which could affect our ability to resell the tubulars in the United States. Further, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offsetting revenues in Euros, and we currently have no hedges in place against the contract. Our manufacturing of tool joints in Italy has benefited from a weak Euro against the dollar. Thus, a material strengthening of the Euro versus the U.S. dollar could materially adversely affect our results of operations.

     WE COULD BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND PROJECTED RESULTS.

     Many of our products are used in hazardous drilling and production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment, or the environment, as well as the suspension of the end-user's operations. If our products were to be involved in any of these difficulties, we could face litigation and may be held liable for those losses. Our insurance coverage may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we may not be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate or at a reasonable prices. Any claims made under our policies likely will cause our premiums to increase. Any future damages deemed to be caused by our products or services that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our financial condition, results of operations, and projected results.

     WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS THAT EXPOSE US TO POTENTIAL FINANCIAL LIABILITY THAT COULD ADVERSELY AFFECT OUR PROJECTED RESULTS OF OPERATIONS.

     Our operations are regulated under a number of federal, state, local, and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage, and disposal of hazardous materials. Compliance with these environmental laws is a major consideration in the manufacturing of our products, as we use and generate hazardous substances and wastes in our manufacturing operations, and we may be subject to material financial liability and clean-up of such hazardous materials. In addition, many of our current and former properties are, or have been, used for industrial purposes. Accordingly, we also may be subject to financial liabilities and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites. Liability in many instances may be imposed on us regardless of the legality of the original actions relating to the hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances. We are also subject to various federal, state, local and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities. Those laws and regulations may also subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those laws and regulations. Any such financial liability or business disruption could have a material adverse effect on our financial condition, results of operations, and projected results.

     OUR PROJECTIONS AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY ACTIONS UNDER U.S. TRADE LAWS AND ACTIONS BY OUR FOREIGN COMPETITORS.

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

     In addition, operations within our Premium Connections and Tubular Products segment benefit from anti-dumping duties covering OCTG imports from Argentina, Mexico, Italy and Japan, which limit the ability of steel mills operating in those countries to import OCTG products into the United States. The threat of future anti-dumping suits also causes many of our other foreign OCTG competitors from importing large quantities of OCTG into the United States. Our forward-looking statements assume that there will be no material changes in the competitive landscape for OCTG products as a result of changes in anti-dumping duty orders or laws or our foreign competitors perceptions regarding these laws.

   WE COULD BE SUBJECT TO ADDITIONAL EXPENSES FROM THE WATTS LITIGATION.

   As noted under Item 3. Legal Proceedings in our Annual Report on Form 10-K, we have recorded an additional reserve as a result of a jury verdict in litigation involving Mr. John D. Watts and our XL Systems(TM) subsidiary. We currently are appealing the verdict against XL Systems(TM), and Mr. Watts is appealing the trial courts determination to reduce the jury verdict and deny enhanced damages and to grant summary judgment on certain trade secret claims made by Mr. Watts. If the appellate court rules in favor of Mr. Watts, on one or more of these issues, it may be necessary for us to record an additional reserve, which could be material.

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

     At June 30, 2002, we had open forward contracts and call options to exchange U.S. dollars for Euros at a net fair value of approximately ($0.2) million. A 10% change in the forward rate of Euros subsequent to June 30, 2002 would have a minimal effect on the fair value of the open forward contracts and call options.

INTEREST RATES

     We are and will be subject to market risks for changes in interest rates related primarily to our long-term debt. Excluding the Senior Notes, most of our borrowings are at variable rates, which reflect current market rates, and therefore the fair value of these borrowings approximates book value. Based upon our debt balances, an immediate change of 1% in the interest rate would not cause a material change in interest expense on an annual basis. The fair value of financial instruments which differed from their carrying value at June 30, 2002 was as follows:

                                                                     CARRYING        FAIR
                                                                       VALUE         VALUE
                                                                     ---------     ---------
Senior Notes..................................................       $   199.0     $   212.0

    Currently, we have variable interest rate debt totaling approximately $12.0 million for amounts borrowed under our Credit Facility and other miscellaneous short-term credit facilities. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from June 2002 levels, our interest expense would increase by a total of approximately $120,000 annually. The carrying value of the Credit Facility and other miscellaneous credit facilities approximates fair value as they bear interest at current market rates.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On May 7, 2002, the Company acquired 65% of Rotator AS (Rotator), a Norwegian company that manufactures control valves and systems for the offshore oil and gas industry. The Company issued approximately 0.3 million shares of Grant Prideco common stock with a value of approximately
$5.1 million for the initial 65% interest. Goodwill recognized in the acquisition of Rotator was approximately $2.7 million. The shares were initially issued pursuant in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 27, 2002, the Company convened its 2002 Annual Meeting of Stockholders for the purpose of electing new directors of the Company. As a result of the appointment on June 24, 2002 of Michael McShane to the offices of Chief Executive Officer and President of the Company and as a Director, in replacement of Curtis W. Huff, the stockholders of the Company voted to adjourn and reconvene the 2002 Annual Meeting on August 28, 2002, at which time the stockholders would finalize the vote on the Company's Directors. The following summarizes the voting relating to the adjournment of the meeting (there were no votes withheld, broker non-votes or abstentions in connection with this adjournment):

             Shareholders of Record:                  110,765,260
             Votes in favor of reconvening meeting:   100,778,280
             Votes against reconvening meeting:                --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          a.   10.1  Employment Agreement with Mike McShane dated June 26, 2002

          b.   99.1  Certification by Chief Executive Officer

          c.   99.2  Certification by Chief Financial Officer

     (b) The following reports on Form 8-K were filed during the three months ended June 30, 2002:

          a. Current Report on Form 8-K dated May 2, 2002, filing the Company's press release relating to its first quarter 2002 results of operations.

          b. Current Report on Form 8-K dated June 24, 2002, reporting the appointment of Mike McShane as Chief Executive Officer and President and Director of the Company.

                                    SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GRANT PRIDECO, INC.


                                  By:         /s/ LOUIS A. RASPINO
                                     -------------------------------------------
                                                  Louis A. Raspino*
                                     Vice-President and Chief Financial Officer


                                  By:         /s/ GREG L. BOANE
                                     ------------------------------------------
                                                  Greg L. Boane*
                                              Corporate Controller
                                         (Principal Accounting Officer)


                                  * Also signing on behalf of each of the
                                    additional registrants.

Date: August 14, 2002

                                 EXHIBIT INDEX


     Exhibit
       No.                       Description
     -------                     -----------
       10.1     Employment Agreement with Mike McShane dated June 26, 2002

       99.1     Certification by Chief Executive Officer

       99.2     Certification by Chief Financial Officer