Form 10-Q
period 2003-03-31
GRANT PRIDECO INC
filed 2003-05-15
CIK 1097313

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

                                 (832) 681-8000
              (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             TITLE OF EACH CLASS                 OUTSTANDING AT MAY 13, 2003
   -----------------------------------------    ----------------------------
    Common Stock, par value $0.01 per share              121,407,838



================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GRANT PRIDECO, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)

                                                                         DECEMBER 31,     MARCH 31,
                                                                             2002           2003
                                                                         ------------   ------------
                                                                                         (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents ..........................................   $     21,878    $     21,711
  Restricted Cash ....................................................          8,522           4,620
  Accounts Receivable, Net of Allowance for Uncollectible Accounts of
     $2,815 and $2,386 at December 31, 2002 and March 31, 2003,
     Respectively ....................................................        191,087         179,419
  Inventories ........................................................        247,936         244,840
  Current Deferred Tax Assets ........................................         19,964          18,548
  Prepaid Expenses ...................................................         18,467          10,598
  Other Current Assets ...............................................         14,380          11,676
                                                                         ------------    ------------
                                                                              522,234         491,412
                                                                         ------------    ------------
PROPERTY, PLANT, AND EQUIPMENT, NET ..................................        292,504         287,608

GOODWILL .............................................................        394,083         395,291
INTANGIBLE ASSETS, NET ...............................................         38,953          38,164
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES .............         50,302          55,129
DEFERRED TAX ASSETS ..................................................            270           2,057
OTHER ASSETS .........................................................         17,003          17,912
                                                                         ------------    ------------
                                                                         $  1,315,349    $  1,287,573
                                                                         ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-Term Debt ........   $     16,657    $     16,208
  Accounts Payable ...................................................         67,475          63,929
  Current Deferred Tax Liabilities ...................................          2,581           2,913
  Customer Advances ..................................................          1,228           2,007
  Accrued Labor and Benefits .........................................         25,473          25,189
  Drill Pipe Credit ..................................................         16,886          16,652
  Other Accrued Liabilities ..........................................         51,679          58,642
                                                                         ------------    ------------
                                                                              181,979         185,540
                                                                         ------------    ------------
LONG-TERM DEBT .......................................................        478,846         448,255
DEFERRED TAX LIABILITIES .............................................         38,897          39,448
OTHER LONG-TERM LIABILITIES ..........................................         14,834          14,253
COMMITMENTS AND CONTINGENCIES ........................................             --              --
MINORITY INTERESTS ...................................................         11,921          10,394

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 Par Value ...................................             --              --
  Common Stock, $0.01 Par Value ......................................          1,208           1,208
  Capital in Excess of Par Value .....................................        476,536         478,145
  Treasury Stock, at Cost ............................................         (4,409)         (5,224)
  Retained Earnings ..................................................        131,833         135,867
  Deferred Compensation Obligation ...................................          7,777           8,032
  Accumulated Other Comprehensive Loss ...............................        (24,073)        (28,345)
                                                                         ------------    ------------
                                                                              588,872         589,683
                                                                         ------------    ------------
                                                                         $  1,315,349    $  1,287,573
                                                                         ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               GRANT PRIDECO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ----------------------------
                                                                  2002             2003
                                                              ------------    ------------
REVENUES ..................................................   $    152,051    $    190,482
                                                              ------------    ------------
COSTS AND EXPENSES:
  Cost of Sales ...........................................        116,111         130,978
  Sales and Marketing .....................................          5,831          22,523
  General and Administrative ..............................         13,359          16,876
  Research and Engineering ................................            633           3,738
                                                              ------------    ------------
                                                                   135,934         174,115
                                                              ------------    ------------
EQUITY INCOME IN UNCONSOLIDATED AFFILIATES ................          2,356             634
                                                              ------------    ------------

OPERATING INCOME ..........................................         18,473          17,001
                                                              ------------    ------------
OTHER INCOME (EXPENSE):
  Interest Expense ........................................         (6,175)        (11,008)
  Other, Net ..............................................           (105)          1,170
                                                              ------------    ------------
                                                                    (6,280)         (9,838)
                                                              ------------    ------------
INCOME BEFORE INCOME TAXES ................................         12,193           7,163
INCOME TAX PROVISION ......................................         (4,024)         (2,471)
                                                              ------------    ------------
NET INCOME BEFORE MINORITY INTERESTS ......................          8,169           4,692
MINORITY INTERESTS ........................................           (609)           (658)
                                                              ------------    ------------
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..          7,560           4,034
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ........         (6,412)             --
                                                              ------------    ------------
NET INCOME ................................................   $      1,148    $      4,034
                                                              ============    ============
BASIC NET INCOME PER SHARE:
  Basic Net Income Before Cumulative Effect of
     Accounting Change ....................................   $       0.07    $       0.03
  Cumulative Effect of Accounting Change ..................          (0.06)             --
                                                              ------------    ------------
  Net Income ..............................................   $       0.01    $       0.03
                                                              ============    ============
  Basic Weighted Average Shares Outstanding ...............        109,885         121,377
                                                              ============    ============
DILUTED NET INCOME PER SHARE:
  Diluted Net Income Before Cumulative Effect of
     Accounting Change ....................................   $       0.07    $       0.03
  Cumulative Effect of Accounting Change ..................          (0.06)             --
                                                              ------------    ------------
  Net Income ..............................................   $       0.01    $       0.03
                                                              ============    ============
  Diluted Weighted Average Shares Outstanding .............        111,711         122,977
                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               GRANT PRIDECO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ----------------------------
                                                                         2002            2003
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .....................................................   $      1,148    $      4,034
  Adjustments to Reconcile Net Income to Net Cash
     Provided by (Used in) Operating Activities:
  Cumulative Effect of Accounting Change .........................          6,412              --
  Gain on Sale of Business, Net ..................................             --          (1,305)
  Depreciation and Amortization ..................................          7,505          10,926
  Deferred Income Tax ............................................            404           2,544
  Equity Income in Unconsolidated Affiliates, Net of
     Dividends ...................................................         (2,356)           (634)
  Change in Operating Assets and Liabilities, Net of Effects of
     Businesses Acquired:
     Accounts Receivable, Net ....................................         26,912           7,868
     Inventories .................................................          4,651          (3,145)
     Other Current Assets ........................................           (726)         14,549
     Other Assets ................................................             68           1,295
     Accounts Payable ............................................        (12,417)         (3,478)
     Customer Advances ...........................................           (604)            779
     Other Accrued Liabilities ...................................          1,504           8,591
     Other, Net ..................................................          3,799          (2,695)
                                                                     ------------    ------------
          Net Cash Provided by Operating Activities ..............         36,300          39,329
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired ................          3,316          (6,980)
  Proceeds from Sale of Business .................................             --          11,000
  Investments in and Advances to Unconsolidated Affiliates .......           (228)         (1,293)
  Capital Expenditures for Property, Plant, and Equipment ........        (10,357)        (10,490)
  Other, Net .....................................................             80              46
                                                                     ------------    ------------
          Net Cash Used in Investing Activities ..................         (7,189)         (7,717)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net ........................................        (13,553)        (31,102)
  Purchases of Treasury Stock ....................................           (841)           (807)
  Proceeds from Stock Option Exercises ...........................             --             130
                                                                     ------------    ------------
          Net Cash Used in Financing Activities ..................        (14,394)        (31,779)
                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............         14,717            (167)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................         10,384          21,878
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $     25,101    $     21,711
                                                                     ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               GRANT PRIDECO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

  Basis of Presentation

    The accompanying consolidated financial statements of Grant Prideco, Inc. (the "Company" or "Grant Prideco") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

    The Annual Report on Form 10-K for the year ended 2002 includes disclosures related to significant accounting policies including revenue recognition, accounts receivable valuation, inventory valuation, business combinations, impairment of long-lived assets, goodwill and intangible assets, estimates related to contingent liabilities and future claims, and pension liabilities.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include reserves for inventory obsolescence, self-insurance, valuation of goodwill and long-lived assets, product warranty claims, determination of income taxes, contingent liabilities and purchase accounting allocations. Actual results could differ from those estimates.

    Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2003 classifications and are of a normal recurring nature. These reclassifications have no impact on net income.

2.   COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        --------------------
                                                                          2002        2003
                                                                        --------    --------
                                                                           (IN THOUSANDS)
Net Income ..........................................................   $  1,148    $  4,034
Foreign Currency Translation Adjustments, Net of Tax of ($812) and ..     (1,649)     (4,272)
   ($2,250), Respectively ...........................................
Change in Derivatives, Net of Tax of ($36) ..........................        (73)         --
Unrealized (Gain) Loss on Marketable Securities, Net of Tax of $27 ..         54          --
                                                                        --------    --------
     Total Comprehensive Income (Loss) ..............................   $   (520)   $   (238)
                                                                        ========    ========

3.   INVENTORIES

    Inventories by category are as follows:

                                                DECEMBER 31,      MARCH 31,
                                                    2002            2003
                                                ------------    ------------
                                                       (IN THOUSANDS)
Raw Materials, Components and Supplies ......   $    131,519    $    132,122
Work in Process .............................         32,045          33,016
Finished Goods ..............................         95,067          88,520
Inventory Reserves ..........................        (10,695)         (8,818)
                                                ------------    ------------
                                                $    247,936    $    244,840
                                                ============    ============

4.   OTHER CHARGES

   2000 Charges

    The Company incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in 2000 relating primarily to inventory write-offs and other asset impairments and reductions. Of this amount, $7.9 million were established as accrued liabilities. The accrued liability balances as of March 31, 2003 are summarized below:

                                                             LIABILITY
                                     TOTAL        CASH        BALANCE
                                    CHARGES      PAYMENTS     3/31/03
                                   ----------   ----------   ----------
                                              (IN THOUSANDS)
Litigation Accrual .............   $    2,500   $      641   $    1,859
Contingent Liability Accrual ...        4,650           --        4,650
Other Accrued Liabilities ......          709          709           --
                                   ----------   ----------   ----------
  Total ........................   $    7,859   $    1,350   $    6,509
                                   ==========   ==========   ==========

    The remaining accrued liabilities are expected to be paid by the end of the year.

5.   NET INCOME PER SHARE

    Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. When a loss occurs for the period, the effect of stock options is not included in the diluted computation because to do so would be antidilutive. The computation of diluted earnings per share for the three months ended March 31, 2002 and 2003 did not include options to purchase 5.7 million and 5.4 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock for the applicable periods.

6.  STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation programs using the intrinsic value method of accounting established by APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of common stock on the grant date. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

    Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under the Company's incentive compensation plans, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ----------------------------
                                                         2002            2003
                                                     ------------    ------------
                                                      (IN THOUSANDS, EXCEPT PER
                                                              SHARE DATA)
Net Income (Loss):
    As Reported ..................................   $      1,148    $      4,034
    Pro forma Compensation Expense, Net of Tax ...         (4,674)         (3,915)
                                                     ------------    ------------
    Pro forma Net Income (Loss) ..................   $     (3,526)   $        119
                                                     ============    ============

Basic Earnings (Loss) Per Share:
    As Reported ..................................   $       0.01    $       0.03
    Pro forma Compensation Expense, Net of Tax ...          (0.04)          (0.03)
                                                     ------------    ------------
    Pro forma Basic Earnings (Loss) Per Share ....   $      (0.03)   $       0.00
                                                     ============    ============

Diluted Earnings (Loss) Per Share:
    As Reported ..................................   $       0.01    $       0.03
    Pro forma Compensation Expense, Net of Tax ...          (0.04)          (0.03)
                                                     ------------    ------------
    Pro forma Diluted Earnings (Loss) Per Share ..   $      (0.03)   $       0.00
                                                     ============    ============

    The weighted average fair value of each stock option included in the preceding pro forma amounts were estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options.

7.   SENIOR CREDIT FACILITY

    As of March 31, 2003, the Company had borrowed $77.5 million under a $240 million Senior Credit Facility (Senior Credit Facility), comprising $29.3 million revolving credit facility borrowings and $48.2 million relates to the term loan, and $4.4 million had been used to support outstanding letters of credit. Net borrowing availability was $110.8 million. The revolving credit facility borrowings, under the Senior Credit Facility, are recorded as "Long-Term Debt" in the accompanying Consolidated Balance Sheets, as the Company has the ability under the credit agreements.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

    The Company completed the transitional goodwill impairment test as of January 1, 2002 during the fourth quarter of 2002 and recorded a pre-tax goodwill impairment charge of $9.3 million, $6.4 million net of tax, related to its Industrial reporting unit. This charge had no impact on cash flows and was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations effective January 1, 2002.

    The carrying amount of goodwill by reporting unit is as follows:

                                                                           TUBULAR       MARINE
                                              DRILLING                    TECHNOLOGY    PRODUCTS
                                              PRODUCTS                       AND           AND
                                            AND SERVICES   REEDHYCALOG     SERVICES      SERVICES      INDUSTRIAL        TOTAL
                                            ------------   ------------  ------------  ------------   ------------   ------------
                                                                              (IN THOUSANDS)
Balance at December 31, 2001..............  $    114,485   $         --  $     92,064  $     14,130   $     10,842   $    231,521
Acquisitions .............................        14,203        155,983           640         3,996             --        174,822
Transitional Impairment Charge ...........            --             --            --            --         (9,308)        (9,308)
Translation and Other Adjustments ........        (3,489)            --            --           537             --         (2,952)
                                            ------------   ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2002..............  $    125,199   $    155,983  $     92,704  $     18,663   $      1,534   $    394,083
                                            ------------   ------------  ------------  ------------   ------------   ------------
Acquisitions/(Dispositions) ..............            --          2,558            28         2,197         (1,534)         3,249
Translation and Other Adjustments ........        (1,746)            --            --          (295)            --         (2,041)
                                            ------------   ------------  ------------  ------------   ------------   ------------
Balance at March 31, 2003.................  $    123,453   $    158,541  $     92,732  $     20,565   $         --   $    395,291
                                            ============   ============  ============  ============   ============   ============

    Intangible assets of $39.0 million and $38.2 million, including accumulated amortization of $3.4 million and $4.4 million, as of

December 31, 2002 and March 31, 2003, respectively, are recorded at cost and are amortized on a straight-line basis. The Company's intangible assets primarily consist of patents, covenants not to compete, technology licenses, and customer relationships that are amortized over the definitive terms of the related agreement or the Company's estimate of the useful lives if there are no definitive terms. The following table shows the Company's intangible assets by asset category (in thousands):

                                           DECEMBER 31, 2002                                MARCH 31, 2003
                             --------------------------------------------   --------------------------------------------
                                GROSS                            NET            GROSS                            NET
                             INTANGIBLES      ACCUMULATED     INTANGIBLES    INTANGIBLES     ACCUMULATED     INTANGIBLES
                               12/31/02      AMORTIZATION      12/31/02        3/31/03      AMORTIZATION       3/31/03
                             ------------    ------------    ------------   ------------    ------------    ------------
Patents ..................   $     30,828    $       (563)   $     30,265   $     30,863    $     (1,111)   $     29,752
Technology Licenses ......          2,434            (385)          2,049          2,592            (424)          2,168
Customer Relationships ...          3,300              (1)          3,299          3,300             (42)          3,258
Trademarks ...............          1,610             (33)          1,577          1,610            (130)          1,480
Covenant Not To Compete ..          4,150          (2,387)          1,763          4,150          (2,644)          1,506
                             ------------    ------------    ------------   ------------    ------------    ------------
                             $     42,322    $     (3,369)   $     38,953   $     42,515    $     (4,351)   $     38,164
                             ============    ============    ============   ============    ============    ============

    Amortization expense related to intangible assets for the three months ended March 31, 2002 and 2003 were $0.3 million and $1.0 million, respectively, and is recorded in "General and Administrative" and "Research and Engineering" expenses in the Consolidated Statement of Operations. Estimated annual amortization expense related to existing intangible assets for the remainder of 2003 is $2.9 million and 2004 through 2008 is expected to be approximately $3.5 million, $2.9 million, $2.8 million, $2.4 million, and $2.3 million, respectively.

9.   RESTRICTED CASH

    At March 31, 2003, the Company had $4.6 million of restricted cash. The restricted cash primarily relates to its 60% interest in Tianjin Pipe Company
(TPCO) that is subject to dividend and distribution restrictions.

10.   SEGMENT INFORMATION

   BUSINESS SEGMENTS

    The Company operates primarily through four business segments: Drilling Products and Services, ReedHycalog(TM), Tubular Technology and Services, and Marine Products and Services. The Company's Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavy weight drill pipe and accessories. The ReedHycalog segment designs, manufacturers, and distributes fixed-cutter and roller-cone drill bits. The Company's Tubular Technology and Services segment designs, manufactures, and sells a complete line of premium connections and associated premium tubular products and accessories. The Company's Marine Products and Services segment manufactures and sells a variety of products used in subsea construction and installation, which consists primarily of large bore casing and riser products and high specification valves for use in drilling and production activity. In addition to the products and services provided through the Company's four primary business segments the Company also has an Other segment that manufactures drill pipe and other products used in the industrial markets for fiber optic cable installation, construction, and water well drilling. (See Note 15 for further discussions related to the Company's Other operations.) The Company is also involved in joint ventures for the development of telemetry drill pipe and composite motors and pumps.

                                           DRILLING                   TUBULAR     MARINE
                                           PRODUCTS                 TECHNOLOGY   PRODUCTS
                                              AND                       AND         AND
THREE MONTHS ENDED:                        SERVICES   REEDHYCALOG    SERVICES    SERVICES      OTHER       CORPORATE      TOTAL
                                          ----------  -----------   ----------  ----------   ----------   ----------   ----------
                                                                            (IN THOUSANDS)
MARCH 31, 2002
  Revenues from Unaffiliated Customers .  $   78,816  $       --    $   53,193  $   12,915   $    7,127   $       --   $  152,051
  Operating Income (Loss) ..............      21,312          --         2,902        (304)        (968)      (4,469)      18,473

MARCH 31, 2003
  Revenues from Unaffiliated Customers .  $   64,597  $   53,254    $   49,298  $   18,341   $    4,992   $       --   $  190,482
  Operating Income (Loss) ..............       8,867       9,715         2,782         241         (314)      (4,290)      17,001

11.   RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF Issue No. 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 as of January 1, 2003. The adoption of SFAS No. 146 had no material impact on the Company's consolidated results of operations or financial condition.

    In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 had no material impact on the Company's consolidated results of operations or financial condition.

12.   ACQUISITIONS

    On December 20, 2002, the Company purchased the ReedHycalog drill bits business from Schlumberger Technology Corporation and its affiliates (Schlumberger) for approximately $350 million, consisting of $255 million in cash (subject to adjustment), approximately $90 million in Grant Prideco common stock, and approximately $5 million of assumed non-current liabilities. At March 31, 2003, goodwill recognized in the acquisition of ReedHycalog was $158.5 million. The results of ReedHycalog have been included in the financial statements from the date of acquisition. ReedHycalog is a leading designer, manufacturer, and distributor of fixed-cutter and roller-cone drill bits to the global oil and gas industry.

    The following unaudited pro forma summary presents information as if ReedHycalog had been acquired at the beginning of the period presented. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the allocated purchase price of the properties, plant, and equipment acquired and of intangible assets; adjustment to reduce employee benefit expenses related to benefit plans not to be continued by Grant Prideco; increased interest expense on acquisition debt; and elimination of interest income that is not expected to have a continuing impact. The pro forma amounts do not reflect any benefits from economies which might be achieved from the combined operations.

                                         THREE MONTHS ENDED
                                           MARCH 31, 2002
                                         ------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues .............................   $          205,208
Net Income Before Cumulative Effect of
  Accounting Change ..................                9,560
Net Income ...........................                3,148
Basic Earnings Per Share .............                 0.03
Diluted Earnings Per Share ...........                 0.03

    The pro forma results are not necessarily indicative of what would have occurred if the ReedHycalog acquisition had been in effect for the periods presented and they are not intended to be a projection of future results.

    On September 13, 2002, the Company acquired the assets of Grey-Mak Pipe, Inc. (Grey-Mak), a company headquartered in Casper, Wyoming, that specializes in the threading of casing and tubing and provides related accessories. The Company paid approximately $4.8 million in cash, and goodwill recognized in the acquisition was approximately $0.6 million. Grey-Mak's results of operations and financial condition are included in the Company's Tubular Technology and Services segment.

    On March 26, 2002, the Company acquired an additional 48.5% interest in Jiangsu Shuguang Grant Prideco Tubular Limited (JSG), a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets, thereby giving the

Company a 70% controlling interest in JSG. The Company previously owned approximately 21.5% of JSG and accounted for its investment under the equity method. The Company paid approximately $0.5 million in cash and issued 1.3 million shares of Grant Prideco common stock for the additional interest. Goodwill recognized in the step acquisition of JSG was approximately $11.3 million. Subsequent to acquiring a controlling interest, the Company's consolidated financial statements include the accounts of JSG in the Drilling Products and Services segment. Previously recorded goodwill of $2.9 million related to the Company's initial 21.5% investment has been reclassified from "Investments in and Advances to Unconsolidated Affiliates" to "Goodwill" in the Consolidated Balance Sheets.

    On March 26, 2002, the Company also entered into a joint venture with TPCO for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture to supply JSG with all of its tubular requirements. The Company currently owns a 60% interest in the joint venture with TPCO and plans to invest approximately $5 million for machinery and equipment representing the Company's contribution to the joint venture. As of March 31, 2003, the Company had invested approximately $2.7 million into this joint venture.

    On May 7, 2002, the Company acquired 65% of Rotator AS (Rotator), a Norwegian company that manufactures control valves and systems for the offshore oil and gas industry. On January 28, 2003, the Company purchased the remaining 35% interest in Rotator. Total consideration for the purchase of Rotator was 0.3 million shares of Grant Prideco common stock with a value of approximately $5.1 million and $6.1 million in cash. Goodwill recognized in the acquisition of Rotator was approximately $5.2 million. Rotator's results of operations and financial condition are included in the Company's Marine Products and Services segment.

    The acquisitions discussed above were accounted for using the purchase method of accounting. The results of operations of all acquisitions are included in the Consolidated Statements of Operations from their respective dates of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The 2002 and 2003 acquisitions, with the exception of the ReedHycalog acquisition, are not material to the Company individually or in the aggregate for each applicable year, therefore pro forma information is not presented. See Note 13 for supplemental cash flow information concerning acquisitions.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

    The following table summarizes investing activities relating to acquisitions (in thousands):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                              --------------------------------
                                                   2002              2003
                                              --------------    --------------
Fair Value of Assets, Net of Cash Acquired    $        9,152    $        2,196
Goodwill ..................................           12,112             4,784
Fair Value of Liabilities Assumed .........           (7,966)               --
Grant Prideco Common Stock Issued .........          (16,614)               --
                                              --------------    --------------
Cash Consideration, Net of Cash Acquired ..   $       (3,316)   $        6,980
                                              ==============    ==============

14.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    The Company's 50.01% owned joint venture, Voest-Alpine, is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. Summarized financial information for Voest-Alpine is as follows (in thousands):

                            THREE MONTHS ENDED MARCH 31,
                          -------------------------------
                               2002              2003
                          --------------   --------------
Net Sales .............   $       53,703   $       58,034
                          --------------   --------------
Gross Profit ..........            8,763            8,753
                          --------------   --------------
Net Income ............   $        3,978   $        3,053
                          ==============   ==============
Company's Equity Income   $        2,531   $        1,808
                          ==============   ==============
Dividends Received ....   $           --   $           --
                          ==============   ==============

    The Company's equity in earnings differs from its proportionate share of net income (loss) due to the elimination of intercompany profit on Voest-Alpine sales to the Company.

15.  EXITING PRODUCT LINES

    On March 25, 2003, the Company sold Star Iron Works, Inc. (Star), a manufacturer of drilling tools for the water well, construction, and utility boring industries, for $11.0 million in cash and a note valued at approximately $0.9 million. The gain recognized on the sale of Star was $1.3 million, $0.8 million net of tax, and is recorded in the Consolidated Statements of Operations as "Other, Net".

    The Company also recently announced the shut-down of its Bryan, Texas facility, where the majority of its industrial drill pipe and oil and gas tubing operations have occurred. Future operations, if any, will be conducted at the Company's Navasota, Texas location.

16.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

    The following unaudited condensed consolidating balance sheet as of March 31, 2003, condensed consolidating statements of operations for the three months ended March 31, 2002 and 2003 and condensed consolidating statements of cash flows for the three months ended March 31, 2002 and 2003 are provided for the Company's domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company's obligations to pay principal and interest under the 9% and 9 5/8% Senior Notes are guaranteed on a joint and several basis by all of the Company's domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NON-
                                                     PARENT       GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                   -----------   ------------  ------------   ------------   ------------
                                                           ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents ...................... $        --   $      1,130  $     20,581   $         --   $     21,711
  Restricted Cash ................................          --            371         4,249             --          4,620
  Accounts Receivable, Net .......................          --         89,068        90,351             --        179,419
  Inventories ....................................          --        153,514        91,326             --        244,840
  Current Deferred Tax Assets ....................          --         17,097         1,451             --         18,548
  Other Current Assets ...........................          --         14,837         7,437             --         22,274
                                                   -----------   ------------  ------------   ------------   ------------
                                                            --        276,017       215,395             --        491,412
                                                   -----------   ------------  ------------   ------------   ------------
PROPERTY, PLANT, AND EQUIPMENT, NET ..............          --        195,586        92,022             --        287,608
GOODWILL .........................................          --        233,399       161,892             --        395,291
INVESTMENT IN AND ADVANCES TO
  SUBSIDIARIES ...................................      928,355            --            --       (928,355)            --
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED
  AFFILIATES .....................................       55,129            --            --             --         55,129
OTHER ASSETS .....................................        8,559        29,395        20,179             --         58,133
                                                   ------------  ------------  ------------   ------------   ------------
                                                   $    992,043  $    734,397  $    489,488   $   (928,355)  $  1,287,573
                                                   ============  ============  ============   ============   ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current
     Portion of Long-Term Debt ................... $         --  $     12,179  $      4,029   $         --   $     16,208
  Accounts Payable ...............................           --        46,766        17,163             --         63,929
  Current Deferred Tax Liabilities ...............           --            --         2,913             --          2,913
  Customer Advances ..............................           --           562         1,445             --          2,007
  Other Accrued Liabilities ......................       28,188        36,647        35,648             --        100,483
                                                   ------------  ------------  ------------   ------------   ------------
                                                         28,188        96,154        61,198             --        185,540
                                                   ------------  ------------  ------------   ------------   ------------
LONG-TERM DEBT ...................................      374,172        71,512         2,571             --        448,255
DEFERRED TAX LIABILITIES .........................           --        20,464        18,984             --         39,448
MINORITY INTERESTS ...............................           --            --        10,394             --         10,394
OTHER LONG-TERM LIABILITIES ......................           --         8,482         5,771             --         14,253
COMMITMENTS AND CONTINGENCIES ....................           --            --            --             --             --
STOCKHOLDERS' EQUITY .............................      589,683       537,785       390,570       (928,355)       589,683
                                                   ------------  ------------  ------------   ------------   ------------
                                                   $    992,043  $    734,397  $    489,488   $   (928,355)  $  1,287,573
                                                   ============  ============  ============   ============   ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              NON-
                                               PARENT       GUARANTORS     GUARANTORS    ELIMINATIONS       TOTAL
                                            ------------   ------------   ------------   ------------   ------------
REVENUES .................................  $         --   $    125,094   $     26,957   $         --   $    152,051
                                            ------------   ------------   ------------   ------------   ------------
COSTS AND EXPENSES:
  Cost of Sales ..........................            --        101,571         14,540             --        116,111
  Selling, General, and Administrative ...            --         15,773          4,050             --         19,823
                                            ------------   ------------   ------------   ------------   ------------
                                                      --        117,344         18,590             --        135,934
                                            ------------   ------------   ------------   ------------   ------------
EQUITY INCOME IN UNCONSOLIDATED AFFILIATES         2,356             --             --             --          2,356
                                            ------------   ------------   ------------   ------------   ------------

OPERATING INCOME .........................         2,356          7,750          8,367             --         18,473
                                            ------------   ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
  Interest Expense .......................        (5,051)          (932)          (192)            --         (6,175)
  Equity in Subsidiaries, Net of Taxes ...         2,954             --             --         (2,954)            --
  Other, Net .............................            --            (94)           (11)            --           (105)
                                            ------------   ------------   ------------   ------------   ------------
                                                  (2,097)        (1,026)          (203)        (2,954)        (6,280)
                                            ------------   ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES ........           259          6,724          8,164         (2,954)        12,193
INCOME TAX (PROVISION) BENEFIT ...........           889          3,261         (8,174)            --         (4,024)
                                            ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) BEFORE MINORITY
  INTERESTS ..............................         1,148          9,985            (10)        (2,954)         8,169
MINORITY INTERESTS .......................            --             --           (609)            --           (609)
                                            ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE ............         1,148          9,985           (619)        (2,954)         7,560
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE .................................            --         (6,412)            --             --         (6,412)
                                            ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) ........................  $      1,148   $      3,573   $       (619)  $     (2,954)  $      1,148
                                            ============   ============   ============   ============   ============


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              NON-
                                               PARENT       GUARANTORS     GUARANTORS    ELIMINATIONS       TOTAL
                                            ------------   ------------   ------------   ------------   ------------
REVENUES .................................  $         --   $    115,724   $     74,758   $         --   $    190,482
                                            ------------   ------------   ------------   ------------   ------------
COSTS AND EXPENSES:
  Cost of Sales ..........................            --         96,103         34,875             --        130,978
  Selling, General, and Administrative ...            --         25,596         17,541             --         43,137
                                            ------------   ------------   ------------   ------------   ------------
                                                      --        121,699         52,416             --        174,115
                                            ------------   ------------   ------------   ------------   ------------
EQUITY INCOME IN UNCONSOLIDATED AFFILIATES           634             --             --             --            634
                                            ------------   ------------   ------------   ------------   ------------

OPERATING INCOME (LOSS) ..................           634         (5,975)        22,342             --         17,001
                                            ------------   ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
  Interest Expense .......................        (9,130)        (1,662)          (216)            --        (11,008)
  Equity in Subsidiaries, Net of Taxes ...         9,599             --             --         (9,599)            --
  Other, Net .............................            --          3,355         (2,185)            --          1,170
                                            ------------   ------------   ------------   ------------   ------------
                                                     469          1,693         (2,401)        (9,599)        (9,838)
                                            ------------   ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES ........         1,103         (4,282)        19,941         (9,599)         7,163
INCOME TAX (PROVISION) BENEFIT ...........         2,931          1,931         (7,333)            --         (2,471)
                                            ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) BEFORE MINORITY
  INTERESTS ..............................         4,034         (2,351)        12,608         (9,599)         4,692
MINORITY INTERESTS .......................            --             --           (658)            --           (658)
                                            ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) ........................  $      4,034   $     (2,351)  $     11,950   $     (9,599)  $      4,034
                                            ============   ============   ============   ============   ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            NON-
                                                               PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                            ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Cash Provided by Operating Activities ......... $      2,606  $     28,356  $      5,338  $         --  $     36,300
                                                            ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired .........           --            --         3,316            --         3,316
  Investments in and Advances to Unconsolidated Affiliates.         (228)           --            --            --          (228)
  Capital Expenditures for Property, Plant & Equipment ....           --        (7,958)       (2,399)           --       (10,357)
  Other, Net ..............................................           --            80            --            --            80
                                                            ------------  ------------  ------------  ------------  ------------
        Net Cash (Used in) Provided by Investing Activities         (228)       (7,878)          917            --        (7,189)
                                                            ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net .................................       (1,537)      (11,797)         (219)           --       (13,553)
  Purchases of Treasury Stock .............................         (841)           --            --            --          (841)
                                                            ------------  ------------  ------------  ------------  ------------
        Net Cash Used in Financing Activities .............       (2,378)      (11,797)         (219)           --       (14,394)
                                                            ------------  ------------  ------------  ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................           --         8,681         6,036            --        14,717
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............           --         1,905         8,479            --        10,384
                                                            ------------  ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ............ $         --  $     10,586  $     14,515  $         --  $     25,101
                                                            ============  ============  ============  ============  ============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              NON-
                                                                 PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                              ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Cash (Used in) Provided by Operating Activities.. $     (7,211) $     35,134  $     11,406  $         --  $     39,329
                                                              ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired ...........       (1,819)           --        (5,161)           --        (6,980)
  Proceeds from Sale of Business ............................       11,000            --            --            --        11,000
  Investments in and Advances to Unconsolidated Affiliates...       (1,293)           --            --            --        (1,293)
  Capital Expenditures for Property, Plant & Equipment ......           --        (7,682)       (2,808)           --       (10,490)
  Other, Net ................................................           --            43             3            --            46
                                                              ------------  ------------  ------------  ------------  ------------
        Net Cash Provided by (Used in) Investing Activities..        7,888        (7,639)       (7,966)           --        (7,717)
                                                              ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net ...................................           --       (29,055)       (2,047)           --       (31,102)
  Proceeds from Stock Option Exercises ......................          130            --            --            --           130
  Purchases of Treasury Stock ...............................         (807)           --            --            --          (807)
                                                              ------------  ------------  ------------  ------------  ------------
        Net Cash Used in Financing Activities ...............         (677)      (29,055)       (2,047)           --       (31,779)
                                                              ------------  ------------  ------------  ------------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........           --        (1,560)        1,393            --          (167)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............           --         2,690        19,188            --        21,878
                                                              ------------  ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .............. $         --  $      1,130  $     20,581  $         --  $     21,711
                                                              ============  ============  ============  ============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is intended to assist you in understanding our financial condition as of December 31, 2002 and March 31, 2003, and our results of operations for each of the three months ended March 31, 2002 and 2003. This discussion should be read with our financial statements and their notes included elsewhere in this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

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

GENERAL

    We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; a leading provider of high-performance engineered connections and premium tubulars in North America; and a provider of a variety of products, services and technological solutions to offshore markets worldwide. We historically have operated through three primary business segments: (1) Drilling Products and Services, (2) Tubular Technology and Services (previously Premium Connections and Tubular Products) and (3) Marine Products and Services. On December 20, 2002, we acquired the ReedHycalog drill bits business from Schlumberger Technology Corporation and its affiliates, which we are operating as our fourth primary business segment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    In our annual report on Form 10-K for the year ended December 31, 2002, we identified our most critical accounting policies upon which our financial condition depends as those relating to revenue recognition, accounts receivable valuation, inventory valuation, business combinations, impairment of long-lived assets, goodwill and intangible assets, estimates related to contingent liabilities and future claims, and pension liabilities.

MARKET TRENDS AND OUTLOOK

     Our business is materially dependent on the level of oil and gas drilling activity worldwide, which, in turn, depends on the level of capital spending by major, independent, and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. All of our business segments follow domestic and international rig counts levels, however, their revenues, cash flows, and profitability follow the rig counts at different stages within the market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the rig counts by approximately six months. Results from our Tubular Technology and Services segment should closely follow changes in North American rigs drilling for deep-gas and offshore, but short-term demand can also be affected by inventories held by OCTG distributors. Demand for our marine products and services follows the level of offshore and deepwater drilling activity, which, although dependent upon prices for oil and gas, is less likely to follow short-term changes in oil and gas prices as these projects are more capital intensive and are typically based upon long-term forecasts for oil and gas prices. Historically, drill bit demand and ReedHycalog's earnings and cash flows have closely tracked the domestic and international rig count, which we believe will offset somewhat the cyclicality and mid-to-late cycle returns from our Drilling Products and Services segment.

    Prices for oil and natural gas have been and continue to be volatile, and material declines adversely affect the demand for our products and services. The following table sets forth certain information with respect to oil and natural gas prices and the North American (U.S. and Canadian) and international rig counts:

                                              THREE MONTHS ENDED
                              ---------------------------------------------------
                              MARCH 31, 2002   DECEMBER 31, 2002   MARCH 31, 2003
                              --------------   -----------------   --------------
WTI Oil(a)
  Average .................   $        21.58   $           28.27   $        33.96
  Ending ..................            26.31               31.20            31.04
Henry Hub Gas(b)
  Average .................   $         2.53   $            4.31   $         6.38
  Ending ..................             3.20                4.59             5.01
North American Rig Count(c)
  Average .................            1,201               1,130            1,394
  Ending ..................            1,012               1,204            1,390
International Rig Count(c)
  Average .................              731                 753              744
  Ending ..................              734                 753              747

----------

(a) Price per barrel of West Texas Intermediate (WTI) crude. Source: U.S. Energy Information Administration.

(b) Price per MMBtu. Source: U.S. Energy Information Administration.

(c) Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).

FUTURE MARKET TRENDS AND EXPECTATIONS

    During the first quarter of 2003, North American rig counts increased and we expect them to continue to increase throughout the remainder of 2003. To date, however, these increases have only marginally benefited our operations, as the increased rig count has been mainly attributable to shallow land-based drilling as opposed to deep-gas and offshore drilling that are important drivers for the majority of our operations. As a result, we currently expect that second quarter 2003 results of operations will be flat to slightly better than our first quarter 2003 results of operations. For all of 2003, we currently expect to be in line with our original guidance of $0.30 per share. Our forward-looking statements do not take into account any non-recurring items that may affect results of operations including transition expenses associated with the ReedHycalog acquisition and costs associated with the shut-down of our Bryan, Texas facility.

    In order to meet our expectations for the second quarter of 2003, it will be necessary for us to obtain and complete new drill pipe orders that were not committed to as of the end of the first quarter. In addition, in order to meet our expectations for all of 2003, our drill stem order rate and backlog as well as our premium connection businesses will need to increase substantially. In order for this to occur, rig counts must continue to increase throughout the remainder of 2003, including increases in rigs drilling offshore and for deep-gas, and our customers' perceptions regarding the sustainability of these rig counts must cause them to increase their purchases of drill pipe and drill stem products.

    All of our forecasts and assumptions are considered forward-looking statements, and are subject to numerous risks and uncertainties, including those highlighted under "Forward-Looking Statements and Exposures".

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

    The following table summarizes the results of the Company (in thousands):

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                             2002            2003
                                         ------------    ------------
Revenues:
  Drilling Products and Services .....   $     78,816    $     64,597
  ReedHycalog ........................             --          53,254
  Tubular Technology and Services ....         53,193          49,298
  Marine Products and Services .......         12,915          18,341
  Other ..............................          7,127           4,992
                                         ------------    ------------
       Total Revenues ................        152,051         190,482
                                         ------------    ------------
Operating Income (Loss):
  Drilling Products and Services .....         21,312           8,867
  ReedHycalog ........................             --           9,715
  Tubular Technology and Services ....          2,902           2,782
  Marine Products and Services .......           (304)            241
  Other ..............................           (968)           (314)
  Corporate ..........................         (4,469)         (4,290)
                                         ------------    ------------
       Total Operating Income ........         18,473          17,001
                                         ------------    ------------
Other Income (Expense):
  Interest Expense ...................         (6,175)        (11,008)
  Other, Net .........................           (105)          1,170
                                         ------------    ------------
Income Before Income Taxes ...........         12,193           7,163
                                         ------------    ------------
Tax Provision ........................         (4,024)         (2,471)
Minority Interests ...................           (609)           (658)
                                         ------------    ------------
Income Before Cumulative Effect of
  Accounting Change ..................          7,560           4,034
Cumulative Effect of Accounting
  Change .............................         (6,412)             --
                                         ------------    ------------
Net Income ...........................   $      1,148    $      4,034
                                         ============    ============

EBITDA (a) ...........................   $     25,978    $     27,927

----------

(a) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. EBITDA is presented herein because it enhances an investor's understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used for internal analysis. Calculations of EBITDA should not be viewed as a substitute to calculations under U.S. GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company. Our EBITDA for the three months ended March 31, 2002 and 2003 were as follows:

                                  THREE MONTHS ENDED MARCH 31,
                                  ----------------------------
                                      2002             2003
                                  -------------   -------------
                                         (IN THOUSANDS)
Operating Income ..............   $      18,473   $      17,001
Plus:
  Depreciation and Amortization           7,505          10,926
                                  -------------   -------------
EBITDA ........................   $      25,978   $      27,927
                                  =============   =============

CONSOLIDATED RESULTS

    Net income was $4.0 million ($0.03 per share) on revenues of $190.5 million in the first quarter of 2003, compared to net income of $1.1 million ($0.01 per share) on revenues of $152.1 million in the first quarter of 2002. Net income for last year's first quarter includes a cumulative effect of accounting change of $6.4 million, net of tax, related to a transitional goodwill impairment charge related to the adoption of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" effective January 1,
2002.

    The $38.4 million sequential increase in revenues primarily resulted from $53.3 million of incremental revenues related to ReedHycalog and a $5.4 million increase at the Marine Products and Services segment, offset by a $14.2 million decrease at the Drilling Products and Services segment, a $3.9 million decrease at the Tubular Technology and Services segment and a $2.1 million decrease in the Other segment.

    Consolidated operating income of $17.0 million in the first quarter of 2003 included $1.5 million of ReedHycalog transition costs. (The remaining portion of the transition costs is included in other expense.) Excluding these costs, operating income was $18.5 million in the first quarter of 2003, which is flat when compared to last year's first quarter. On the same basis, operating income margin of 10% in the first quarter of 2003 compares to 12% in last year's first quarter. The decrease in margins primarily relates to decreased margins in the Drilling Products and Services segment, partially offset by favorable margins at ReedHycalog.

   SEGMENT RESULTS

    DRILLING PRODUCTS AND SERVICES SEGMENT

    Our Drilling Products and Services revenues decreased $14.2 million, or 18%, in the first quarter of 2003 as compared to the same period in 2002. Year-over-year, drill pipe footage sold was essentially flat at 1.3 million feet sold. This primarily reflects the decline in the North American drill pipe market, offset by additional volume from our Chinese acquisition completed in last year's second quarter. On these flat year-over-year volumes, the decrease in revenues relates to a change in product mix toward the Chinese market, and certain international markets where small diameter, non-premium product usage is prevalent. Operating income in the Drilling Products and Services segment decreased $12.4 million, or 58%, in the first quarter of 2003 as compared to the same period in 2002 and operating margins of 14% are down from 27% in last year's first quarter. These decreases reflect the decrease in revenues coupled with an unfavorable shift in product mix, and less absorption of overhead costs due to lower production at our facilities other than China. This decrease also reflects a decrease in equity earnings related to our investment in JSG, which is now consolidated due to our majority interest purchase mentioned above, and related to our investment in Voest-Alpine due to decreased worldwide oil and gas drilling activity.

    REEDHYCALOG(TM)

    ReedHycalog, which was acquired on December 20, 2002, reported revenues of $53.3 million in the first quarter of 2003. Operating income in the first quarter of 2003, which includes $1.5 million of transition costs related to the integration of ReedHycalog, was $9.7 million, and the operating income margin was 18%. Excluding the transition costs, operating income was $11.2 million, and the operating income margin was 21%. We expect transition expenses to decline approximately 50% during the second quarter of 2003, and then rapidly decline for the remainder of the year.

    TUBULAR TECHNOLOGY AND SERVICES SEGMENT

    Our Tubular Technology and Services segment revenues decreased $3.9 million, or 7%, in the first quarter of 2003 as compared to the same period in 2002. This decrease reflects the lower Gulf of Mexico rig count activity, down 9% from last year's first quarter, coupled with slightly lower domestic mill activity. The first quarter of 2003 also includes incremental revenues related to our purchase of Grey-Mak Pipe, Inc. in September 2002. Operating income in the Tubular Technology and Services segment decreased $0.1 million, or 4%, in the first quarter of 2003 as compared to the same period in 2002. This decrease reflects the decline in revenues partially offset by a higher margin product mix in the first quarter of 2003 as compared to the same period in 2002.

    MARINE PRODUCTS AND SERVICES SEGMENT

    Our Marine Products and Services revenues increased $5.4 million, or 42%, in the first quarter of 2003 as compared to the same period in 2002. Operating income was $0.2 million in the first quarter of 2003 as compared to a loss of $0.3 million in the first quarter of 2002. These improved results are due to the purchase of Rotator in the second quarter of 2002 and a 17% increase in sales at XL Systems.

    OTHER OPERATIONS

    Our Other operations revenues decreased $2.1 million, or 30%, in the first quarter of 2003 as compared to the same period in 2002, however, our operating loss decreased from a loss of $1.0 million in the first quarter of 2002 to a loss of $0.3 million in the first quarter of 2003.

    To date we have not made any significant income from this segment and have put together a plan to exit these product lines. On March 25, 2003, we sold Star Iron Works, Inc. (Star), a manufacturer of drilling tools for water well, construction, and utility boring industries, for $11.0 million in cash and a note valued at approximately $0.9 million. We recorded a gain of $1.3 million on the sale, $0.8 million after tax. We also recently announced the closure of our Bryan, Texas facility, where the majority of our industrial drill pipe operations have occurred. Future operations, if any, will be conducted at our Navasota, Texas location.

    OTHER ITEMS

    Our interest expense increased $4.8 million in the first quarter of 2003 as compared to the same period in 2002. This increase is due to new debt related to the ReedHycalog acquisition in December 2002. We issued $175 million 9% Senior Notes Due 2009 and entered into a new $240 million Senior Credit Facility (Senior Credit Facility), which includes a $50 million term loan.

    Other, Net increased $1.3 million in the first quarter of 2003 as compared to the same period in 2002. This increase is primarily due to favorable foreign exchange fluctuation of $1.3 million; gain on the sale of Star of $1.3 million, partially offset by transition costs of $1.1 million associated with the ReedHycalog integration.

    Our effective tax rate for the first quarter of 2003 was 34.5% as compared to 33% for the same period in 2002. This increase in the effective tax rate is due to higher expected foreign earnings in 2003 related to the ReedHycalog acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    Overview

    At March 31, 2003, we had cash and cash equivalents of $21.7 million and net working capital of $322.1 million, excluding short-term debt, as compared to cash and cash equivalents of $21.9 million and net working capital of $356.9 million, excluding short-term debt, at December 31, 2002. This $34.8 million decrease in net working capital reflects declining market conditions when compared to the first quarter of 2002 coupled with the working capital management program we implemented in the fourth quarter of 2001, which focuses on minimizing the cash conversion cycle related to inventories, accounts receivable, and accounts payable.

    The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                               ------------------------------
                                                    2002             2003
                                               -------------    -------------
Net Cash Provided by Operating Activities ..   $      36,300    $      39,329
Net Cash Used in Investing Activities ......          (7,189)          (7,717)
Net Cash Used in Financing Activities ......         (14,394)         (31,779)

OPERATING ACTIVITIES

    Net cash flows provided by operating activities increased by $3.0 million for the three months ended March 31, 2003 as compared to the same period in 2002. The improvement in operating cash flows is attributable to the ReedHycalog acquisition in December 2002 coupled with the working capital management program we implemented in the fourth quarter of 2001. Excluding the effects of the ReedHycalog acquisition, operating income was down $11.2 million when compared to the same period in the prior year. This decrease reflects the downturn in the oil and gas drilling markets during 2002.

INVESTING ACTIVITIES

    Net cash used in investing activities increased by $0.5 million for the three months ended March 31, 2003 as compared to the same period in 2002. The change from the prior year includes net cash used in acquisitions of $7.0 million related to the remaining 35% interest purchase of Rotator and costs associated with the ReedHycalog acquisition, which were more than offset by proceeds received of $11.0 million from the sale of Star in the first quarter of 2003. The prior year first quarter includes net cash used in the acquisition of $3.3 million relating to the additional 48.5% interest purchase of JSG.

FINANCING ACTIVITIES

    Net cash used in financing activities was $31.8 million for the three months ended March 31, 2003 as compared to net cash used in financing activities of $14.4 million for the same period in 2002. The increase is due primarily to repayments on our Senior Credit Facility.

  Capital Expenditures

    Our capital expenditures for property, plant, and equipment totaled $10.4 million and $10.5 million for the three months ended March 31, 2002 and 2003, respectively. We currently expect to expend approximately $25.0 million for capital expenditures for property, plant, and equipment during the remainder of 2003.

  New Senior Credit Facility and Other Long-Term Debt

    Our debt balances are primarily comprised of: (1) borrowings under our Senior Credit Facility that we entered into contemporaneously with the closing of the ReedHycalog acquisition and which replaced our prior revolving credit facility, (2) our $200 million 9 5/8% Senior Notes due 2007, and (3) our $175 million 9% Senior Notes due 2009.

    At March 31, 2003, we had outstanding borrowings of $77.5 million under the Senior Credit Facility, of which $48.2 million related to the term loan, and $4.4 million had been used to support outstanding letters of credit. Net borrowing availability was $110.8 million. At December 31, 2002, we had outstanding borrowings of $107.3 million, of which $50 million related to the term loan, and $4.2 million had been used to support outstanding letters of credit. Net borrowing availability was $91.0 million.

    We estimate our required principal and interest payments for our outstanding debt to be approximately $50.6 million for the remainder of 2003. We currently expect to satisfy all required capital expenditures and debt service requirements during 2003 from operating cash flows, existing cash balances, and the revolver portion of our Senior Credit Facility.

    Based on our current projected capital expenditures and required principal and interest payments, our operating cash flows, existing cash balances, and estimated availability under the Senior Credit Facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity in the event of a prolonged market downturn to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during any such period. Acquisitions and expansions will be financed from cash flow from operations, borrowings under our Senior Credit Facility, or through the issuance of additional debt and equity financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount, and form of issue dependent on the prevailing market and general economic conditions.

  Other Commitments

    As part of our agreement to invest in Voest-Alpine, in 1999 we entered into a four-year supply contract with Voest-Alpine under which we agreed to purchase a minimum of 60,000 metric tons of green tubulars per year through September 2003. Because this agreement requires us to purchase tubulars regardless of our needs, our purchases under this agreement may be made for inventory during periods of low customer demand. These types of purchases would require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to eventually use or sell all of the tubular products we are required to purchase from Voest-Alpine. We currently are in the process of extending the term of this supply agreement and do not believe there will be any material changes to the current term and conditions of this agreement.

    In connection with our spinoff from Weatherford International, Inc. (Weatherford) in April 2000, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed to purchase at least 70% of its requirements for drill stem products from us. In return, we agreed to sell those products at prices not greater than the price that we sell to similarly situated customers, and, as partial consideration for amounts due to Weatherford at that time, we provided Weatherford a $30 million credit towards 20% of the purchase price of those products. We recently renegotiated this contract with Weatherford, which extended this contract until March 2005 and reduced the outstanding credit balance to $10.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

    For recent accounting pronouncements, see Note 11 of the unaudited consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS AND EXPOSURES

    In light of the SEC's Regulation FD, we have elected to provide in this report various forward-looking statements and operational details. We have done so to assure full market disclosure of information that we generally make available to our investors and securities analysts. We expect to provide updates to this information on a regular basis in our periodic and current reports filed with the SEC. We have also made our investor conference calls open to all investors and encourage all investors to listen in on these calls. We will publicly announce the call-in information in a press release before such calls. We are providing this information to assist our stockholders in better understanding our business. These expectations reflect only our current view on these matters as of the date of this report and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met and our actual results will likely vary (up or down) from those currently projected. These estimates speak only of our expectations as of the date of this report and we make no undertaking to update this information. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed during the quarter that would impact our expectations.

    In modeling our earnings for all of 2003, we have made numerous assumptions regarding our operations that are more fully described in our Annual Report on Form 10-K.

RISK FACTORS AND EXPOSURES

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

     A DECLINE OR STAGNATION IN DOMESTIC AND WORLDWIDE OIL AND GAS DRILLING ACTIVITY WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    Our business is materially dependent on the level of oil and gas drilling activity in North America and worldwide, which in turn depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. Oil and gas prices have been subject to significant fluctuation in recent years in response to changes in the supply and demand for oil and gas, market uncertainty, world events, governmental actions, and a variety of additional factors that are beyond our control, including:

  o the level of North American and worldwide oil and gas exploration and production activity;

  o worldwide economic conditions, particularly economic conditions in North America;

  o   oil and gas production costs;

  o   the expected costs of developing new reserves;

  o national government political requirements and the policies of the Organization of Petroleum Exporting Countries (OPEC);

  o   the price and availability of alternative fuels;

  o   environmental regulation; and

  o   tax policies.

    Decreased demand for our products results not only from periods of lower drilling activity, but also from the resulting build up of customer inventory of drill pipe associated with idle rigs, which can be used on active rigs in lieu of new purchases. The time period during which drill pipe inventory is used is a function of the number of rigs actively drilling and the expected future level of drilling activity. A decrease in the number of rigs actively drilling results in a large amount of unused drill pipe on idle rigs and a decrease in demand for new drill pipe. In general, customers begin placing orders for new drill pipe when expected rig utilization over the next two quarters approaches the number of rigs for which customers have available drill pipe.

    Our forward-looking statements assume that rig counts, particularly in North America, will continue to increase throughout the remainder of 2003 and that this will drive significant increases in our drill stem and tubular technology products, in particular, during the second half of 2003. A decline, or even a leveling off or stagnation of drilling activity, would cause our actual results to be significantly less than those currently expected.

     OUR EXPECTATIONS FOR OUR RESULTS OF OPERATIONS DURING 2003 ARE DEPENDENT UPON A SIGNIFICANT INCREASE IN OUR DRILL STEM AND PREMIUM CONNECTION BUSINESSES DURING THE REMAINDER OF THE YEAR.

    Entering the second quarter of 2003, our consolidated backlog was $107.1 million. Although this backlog is at a higher level than the past several quarters, and we believe is continuing to grow, in order to meet our expectations for the second quarter of 2003, it will be necessary for us to obtain and complete new drill pipe orders that were not committed to as of the end of the first quarter. In addition, in order to meet our expectations for all of 2003, our drill stem order rate and backlog as well as our premium connection businesses will need to increase substantially. In order for this to occur, rig counts must continue to increase throughout the remainder of 2003, including increases in rigs drilling offshore and for deep gas, and our customers' perceptions regarding the sustainability of these rig counts must cause them to increase their purchases of drill pipe and drill stem products.

     AN ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES AND OUR RESULTS OF OPERATIONS.

    The U.S. and worldwide economies slowed during 2002. The decline in the U.S. economy has negatively impacted natural gas drilling activity. If expected economic improvement in the U.S. does not occur or international markets decline unexpectedly, our results of operations and financial condition could be materially adversely affected.

     INCREASES IN THE PRICES OF OUR RAW MATERIALS COULD AFFECT OUR RESULTS OF OPERATIONS.

    We use large amounts of steel tubulars and bars in the manufacture of our products. The price of these raw materials has a significant impact on our cost of producing products. If we are unable to pass future raw material price increases on to our customers, our margins and results of operations could be adversely affected.

     DUE TO INTENSE COMPETITION IN OUR INDUSTRY, OUR REVENUES MAY DECLINE IF WE DO NOT DEVELOP, PRODUCE, AND COMMERCIALIZE NEW COMPETITIVE TECHNOLOGIES AND PRODUCTS OR IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR CURRENT AND FUTURE INTELLECTUAL PROPERTY RIGHTS RELATING TO OUR TECHNOLOGIES AND PRODUCTS.

    The markets for our premium products and services are characterized by continual developments. Substantial improvements in the scope and quality of product function and performance can occur over a short period of time. In order to remain competitive, we must be able to develop commercially competitive products in a timely manner in response to changes in technology. Our ability to develop new products and maintain competitive advantages depends on our ability to design and commercially market products that meet the needs of our customers, including delivery schedules, and product specifications.

    Additionally, the time and expense invested in product development may not result in commercially feasible applications that provide revenues. We could be required to write-off our entire investment in a new product that does not reach commercial viability. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected operating costs or problems, or lack of demand.

    Many of our products and the processes we use to manufacture them have been granted U.S. and international patent protection, or have patent applications pending. Nevertheless, patents may not be granted for our applications and, if patents are issued, the claims allowed may not be sufficient to protect our technology. If our patents are not enforceable, or if any of our products infringe patents held by others, our financial results may be adversely affected. Our competitors may be able to independently develop technologies that are similar to ours without infringing on our patents, which is especially true internationally where the protection of intellectual property rights may not be as effective. In addition, obtaining and maintaining intellectual property protection internationally may be significantly more expensive than doing so domestically. We may have to spend substantial time and money defending our patents and, after our patents expire, our competitors will not be legally constrained from developing products substantially similar to ours.

     OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE DEPENDENT UPON OUR ABILITY TO SUCCESSFULLY INCREASE AND DECREASE, WITHOUT MATERIAL DISRUPTION, OUR MANUFACTURING CAPACITY AND EXPENSE IN RESPONSE TO CHANGES IN DEMAND AND TO MAINTAIN PRICES FOR OUR PRODUCTS, WHICH CAN BE ADVERSELY AFFECTED BY CHANGES IN INDUSTRY CONDITIONS AND COMPETITIVE FORCES.

    Our projections assume a steady increase in demand for our products and services during 2003, in particular our drill stem products in which we are forecasting significant increases during the second half of 2003. In order to meet our projections, we assume we will increase our production during peak demand periods with minimal operational disruption and inefficiency. If this does not happen, our results of operations during ramp-up for high demand periods could be materially adversely affected.

    Beginning in 2001, we initiated substantial price increases for our drill stem products, which began benefiting revenues and operating profit during the third quarter of 2001. Our ability to maintain these price increases is subject to various risks, including adverse changes in industry conditions, as well as unexpected actions by our competitors. If market conditions or other factors cause us to decrease prices, our results could be materially adversely affected.

     OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC, OR OTHER RISKS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION OR UNEXPECTED COSTS.

    During the first quarter of 2003, we derived approximately 39% of our total revenues from our facilities outside the U.S. In addition, large parts of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the U.S. We currently do not carry political risk insurance.

    Our manufacturing facilities located outside of the U.S. incur costs in local currencies. In addition, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offset for revenues in Euros and we have not hedged for currency risk associated with these exposures.

    Overall, our operations in international locations, including Mexico, Austria, Italy, China, Indonesia, United Kingdom, Canada, and Singapore are subject to various political and economic conditions existing in those countries that could disrupt operations or cause us to incur unexpected costs. These risks include:

  o   changes in foreign tax laws;

  o   changes in regulations and labor practices;

  o   currency fluctuations and devaluations;

  o   currency restrictions and limitations on repatriation of profits; and

  o   political instability or military conflict.

    Our foreign operations may suffer disruptions, and we may incur losses that will not be covered by insurance. In particular, terrorist attacks and other threats to U.S. national security and resulting U.S. military activity throughout the world increase the possibility that our operations could be interrupted or adversely affected. Such disruption could result in our inability to ship products in a timely and cost-effective manner or our inability to place contractors and employees in various countries or regions.

    Any material currency fluctuations or devaluations, or political events that disrupt oil and gas exploration and production, the movement of funds and assets or increases in operating costs could materially adversely affect our results of operations and financial condition.

    We have entered into an agreement with Voest-Alpine, an entity of which we own 50.01%, to purchase 60,000 metric tons of green tubulars per year through September 2003. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any "anti-dumping" duties in the U.S. on the resale of these tubulars, which could affect our ability to resell the tubulars in the U.S.

     IF WE ARE UNABLE TO ADEQUATELY RENEW OR REPLACE OUR SUPPLY CONTRACT WITH VOEST-ALPINE AND OUR PROCESSING AGREEMENT WITH U.S. STEEL, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD BE ADVERSELY AFFECTED.

    Our four year supply contract with Voest-Alpine, under which we have agreed to purchase a minimum of 60,000 metric tons of tubulars per year, expires in September 2003. We currently are in the process of extending the term of this supply agreement and do not believe there will be any material changes to the current term and conditions of this agreement. If we are unable to successfully renew or replace this supply contract on terms reasonably acceptable to us, our results of operations would be adversely affected.

    Similarly, we have entered into a contract with U.S. Steel to provide processing services for virtually all of its large diameter casing products. This contract expires on December 31, 2003, and we do not expect that it will be renewed. During 2002, this contract contributed approximately $10 million in revenues and earnings per share of approximately $0.02. If we are unable to adequately replace this business with comparable quantities and sales margins, our results of operations and financial condition could be adversely affected.

     IN CONNECTION WITH OUR BUSINESS OPERATIONS AND THE REEDHYCALOG ACQUISITION, WE COULD BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS THAT ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    We have assumed a substantial portion of ReedHycalog's obligations, responsibilities, liabilities, costs, and expenses arising out of or incurred in connection with its business. Our products, as well as ReedHycalog's drill bits and related technologies, are complex, and the failure of this equipment to operate properly or to meet specifications may greatly increase our customers' costs of drilling a well. In addition, many of these products are used in hazardous drilling and production applications where an accident or product failure can cause personal injury or loss of life; damage to property, equipment, or the environment; regulatory investigations and penalties; and the suspension of the end-user's operations. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract, or other litigation claims for which we may be held responsible and our reputation for providing quality products may suffer.

    Our insurance may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur or be responsible for under the ReedHycalog purchase agreement. Moreover, in the future, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate or at premiums that are reasonable for us, particularly in the recent environment of significant insurance premium increases. Further, any claims made under our policies will likely cause our premiums to increase. Any future damages deemed to be caused by our products or services, including those of ReedHycalog, that are assessed against us and that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our results of operations and financial condition.

     WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH, AND SAFETY LAWS AND REGULATIONS THAT EXPOSE US TO POTENTIAL FINANCIAL LIABILITY.

    Our operations are regulated under a number of federal, state, local, and foreign environmental laws and regulations which govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. Compliance with these environmental laws is a major consideration in the manufacturing of our products. Because we use and generate hazardous substances and wastes in our manufacturing operations, we may be subject to material financial liability for any investigation and clean up of such hazardous materials, and any related personal injury damages or toxic tort claims. We have not historically carried insurance for such matters.

    In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we also may be subject to financial liabilities relating to the investigation and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites. Liability in many instances may be imposed on us regardless of the legality of the original actions relating to the hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances. Liabilities we have assumed in connection with the ReedHycalog acquisition include, subject to certain exceptions, certain obligations, liabilities, costs, and expenses for violations of health, safety and environmental laws relating to the assets and include certain unknown, as well as known, obligations, liabilities, costs, and expenses arising or incurred prior to, on or after the closing date. Furthermore, with certain exceptions, we may be required to indemnify Schlumberger against losses incurred in connection with or related to these assumed liabilities.

    We are also subject to various federal, state, local, and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities. Those laws and regulations may subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those laws and regulations. Any such financial liability or business disruption could have a material adverse effect on our financial condition and results of operations.

     WE ARE UNFAMILIAR WITH THE DRILL BITS BUSINESS AND MAY FACE UNEXPECTED DIFFICULTIES IN OPERATING THE BUSINESS OR MAY NOT ACHIEVE THE EXPECTED BENEFITS OF THE REEDHYCALOG ACQUISITION.

    Prior to the ReedHycalog acquisition, we did not own or operate drill bits businesses. The ReedHycalog acquisition has resulted in a new drill bit product line for us. Our overall management team has limited experience in drill bits development, manufacturing, and distribution operations, so we may face regulatory and operational matters with which we are unfamiliar. In addition, we may be operating in unfamiliar markets and be less able to respond to changes in markets than our more experienced competitors. Therefore, until the ReedHycalog assets, product lines, and operations have been transitioned into our operations, it is difficult to predict accurately the effects of the ReedHycalog acquisition. Furthermore, synergies and other benefits we expect to result from the acquisition of ReedHycalog may not be achieved or, if achieved, may not be achieved in the period in which they are expected. In addition, whether we will actually realize anticipated benefits depends on future events and circumstances beyond our control, such as economic conditions in general or in the oil and gas industry in particular, and the other risk factors discussed elsewhere in this report.

     WE MAY NOT HAVE THE SAME COMPETITIVE ADVANTAGES IN THE DRILL BITS BUSINESS AS WE ENJOY IN THE COMPETITIVE ENVIRONMENT FOR THE MANUFACTURE, SUPPLY, AND PROVISION OF OILFIELD DRILL PIPE AND OTHER DRILL STEM PRODUCTS AND PREMIUM CONNECTIONS AND TUBULAR PRODUCTS.

    We hold a leading market position and have greater resources than many of our competitors in the business of manufacturing, supplying, and providing oilfield drill pipe and other drill stem products and premium connections and tubular products. The competitive environment for the drill bits business differs greatly, with Smith International, Baker Hughes, ReedHycalog, and Halliburton being the largest competitors. Each of Smith International, Baker Hughes, and Halliburton has greater marketing, financial, and technical resources than we do and could use those resources to affect our ability to compete, thereby reducing the sales, profits, and benefits we expect to receive from the ReedHycalog acquisition.

     ASSIMILATING REEDHYCALOG INTO OUR CORPORATE STRUCTURE MAY STRAIN OUR RESOURCES AND MAY PROVE TO BE DIFFICULT.

    The ReedHycalog acquisition was significantly larger than any of our previous acquisitions. The significant expansion of our business and operations, in terms of both geography and magnitude, resulting from the acquisition of ReedHycalog may strain our administrative, operational, and financial resources. In addition, the ReedHycalog acquisition included the drill bit assets, but did not include all of the corporate infrastructure necessary to operate such business. The creation of corporate and administrative infrastructure for ReedHycalog and the assimilation of ReedHycalog into our Company will require substantial time, effort, attention, and dedication of management resources and may detract our management in unpredictable ways from our traditional business. The transition process could create a number of potential challenges and adverse consequences for us, including the possible unexpected loss of key employees, customers or suppliers, a possible loss of revenues or an increase in operating or other costs. These types of challenges and uncertainties could have a material adverse effect on our business, financial condition, and results of operations. We may not be able to manage the combined operations and assets effectively or realize any of the anticipated benefits of ReedHycalog.

    As part of our business strategy, we intend to pursue other strategic acquisitions and we may face similar challenges regarding such acquisitions.

     OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY ACTIONS UNDER U.S. TRADE LAWS AND NEW FOREIGN ENTRANTS INTO U.S. MARKETS.

    Although we are a U.S.-based manufacturing company, we own and operate international manufacturing operations that support our U.S.-based businesses. If actions under U.S. trade laws were instituted that limited our access to these products, our ability to meet our customer specifications and delivery requirements would be reduced. Any adverse effects on our ability to import products from our foreign subsidiaries could have a material adverse effect on our results of operations.

    Additionally, foreign producers of tubular goods have been found to have sold their products, which may include premium connections, for export to the U.S. at prices that are lower than the cost of production, or their prices in their home market, or a major third-country market. Anti-dumping orders restricting the manner and price at which tubular goods from certain countries can be imported are currently in effect. If such orders are revoked or changed, we could be exposed to increased competition from imports that could reduce our sales and market share. In addition, the premium connections market served by our Atlas Bradford(R) product line is highly competitive. The level of competition could further increase if foreign steel mills, with their own lines of internationally accepted premium connections, more successfully penetrate the U.S. markets.

     OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED DUE TO AN IMPLEMENTATION OF A NEW ENTERPRISE-WIDE RESOURCE PLANNING (ERP) SYSTEM.

    We currently are implementing a new ERP system that we believe will, in the long-term, significantly enhance our information systems, internal processes, and controls. This implementation is ongoing, includes a significant amount of management's time and dedication, and may distract management in unpredictable ways from our core businesses. Additionally, the ERP system might not result in the anticipated benefits and may actually cause disruptions and inefficiencies in our businesses that could result in increases in our operating and other costs that could adversely affect our results of operations.

     OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED DUE TO UNEXPECTED LITIGATION OR WARRANTY ISSUES ARISING FROM OUR PRODUCTS AND OPERATIONS.

    Although we carry insurance that we consider customary for our industry, litigation and claims for which we are not insured can occur, including employee claims, intellectual property claims, breach of contract claims, and warranty claims. Our forward-looking statements assume that such uninsured claims or issues will not occur. As previously outlined under our critical accounting policies, we account for warranty reserves on a specific identification basis. As a result, a significant unexpected warranty issue during a particular quarter or year could cause a material reduction in our results of operations in the quarter or year that the reserve for such warranty is made.

     MATERIAL CHANGES IN KEY ASSUMPTIONS ABOUT THE COMPANY'S REPORTING UNITS AND THEIR BUSINESS PROSPECTS, OR CHANGES IN MARKET CONDITIONS, COULD RESULT IN A GOODWILL IMPAIRMENT CHARGE.

    At March 31, 2003, the Company has recorded goodwill of $395.3 million. SFAS no. 142, "Goodwill and Other Intangible Assets" provides for an annual two-step goodwill impairment test with respect to existing goodwill. The first step of the test involves a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, the Company is required to complete the second step of the impairment test, which compares the implied value of reporting unit goodwill with the carrying amount of that goodwill. The Company's estimates of fair value are based on various valuation techniques, including discounted cash flow projections and comparable company market value multiples. The estimates of cash flows, based on reasonable and supportable assumptions and projections, require management's judgment. Any changes in key assumptions about the Company's reporting units and their business prospects, or changes in market conditions, could result in a goodwill impairment charge that could materially adversely affect our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

FINANCIAL INSTRUMENTS

    We are currently exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks relate to fluctuations in foreign currency exchange rates and changes in interest rates.

FOREIGN CURRENCY RISK

    The functional currency for a majority of our international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. We sometimes hedge our exposure to changes in foreign exchange rates principally with forward contracts.

    Forward contracts designated as hedges of foreign currency transactions are marked to the forward rate with the resulting gains and losses recognized in earnings, offsetting losses and gains on the transactions hedged. We enter into foreign exchange contracts only as a hedge against existing economic exposures and not for speculative or trading purposes. The counterparties to our foreign exchange contracts are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is minimal. At March 31, 2003, we had no open forward contracts.

    Our manufacturing facilities located outside of the U.S. incur costs in local currencies. In addition, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offset for revenues in Euros and we have not hedged for currency risk associated with these exposures.

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

    The fair value of financial instruments which differed from their carrying value at December 31, 2002 and March 31, 2003, were as follows (in millions):

                                     DECEMBER 31, 2002           MARCH 31, 2003
                                  -----------------------   -----------------------
                                   CARRYING       FAIR       CARRYING       FAIR
                                     VALUE        VALUE        VALUE        VALUE
                                  ----------   ----------   ----------   ----------
9 5/8% Senior Notes due 2007 ..   $    199.1   $    210.7   $    199.2   $    211.9

9% Senior Notes due 2009 ......        175.0        181.6        175.0        189.0

    Currently, we have variable interest rate debt totaling approximately $80.8 million. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from March 2003 levels, our combined interest expense would increase by approximately $0.8 million annually. The carrying value of our variable interest rate debt approximates fair value as they bear interest at current market rates.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    In response to regulations promulgated by the Securities and Exchange Commission relating to the recently enacted Sarbanes-Oxley Act, we have instituted a formalized process intended to provide greater focus and accuracy with respect to disclosures contained in our reports filed with the Securities and Exchange Commission. These procedures include obtaining input and recommendations from our key managers in our operating divisions and in our legal, finance and accounting departments, detailed reviews of the financial and operational results of each of our segments with senior management from these divisions, input and review from our outside legal and accounting advisors, and reviews and certificates from our key accounting and operating personnel regarding our results of operations and books and records.

    Within 90 days before the filing of this Report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures we have instituted. Based on the evaluation, our principal executive officer and principal financial officer believe that:

        1. the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms;

        2. such information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

        3.  the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

    There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation referred to in the preceding paragraph, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.


                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   1.   Exhibits:

             10.1 Amendment to Preferred Supplier Agreement

             99.1 Section 906 Certifications

   2.   Reports filed on Form 8-K during the three months ended March 31, 2003 -

        1. Report on Form 8-K, dated January 3, 2003, under Item 2. Acquisition or Disposition of Assets, announcing the acquisition of ReedHycalog. In connection with the acquisition, we also filed under Item 5. Other Events, announcing a new credit facility and under Item 7. Financial Statements, Pro Forma Information, and Exhibits, filing the ReedHycalog financial statements.
        2. Report on Form 8-K/A, dated January 3, 2003, filed January 21, 2003, under Item 2. Acquisition or Disposition of Assets, announcing the acquisition of ReedHycalog. In connection with the acquisition, we also filed under Item 5. Other Events, announcing a new credit facility and under Item 7. Financial Statements, Pro Forma Information, and Exhibits, filing the ReedHycalog financial statements and pro forma information.
        3. Report on Form 8-K, dated February 5, 2003, under Item 9. Regulation FD Disclosure, for a presentation to investors.
        4. Report on Form 8-K, dated February 10, 2003, under Item 5. Other Events, reporting our financial results for the fourth quarter and fiscal year ended December 31, 2002.
        5. Report on Form 8-K/A, dated January 3, 2003, filed April 4, 2003, under Item 7. Financial Statements, Pro Forma Information, and Exhibits, filing updated pro forma information related to the ReedHycalog acquisition as of December 31, 2002.

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GRANT PRIDECO, INC.


                          By:         /s/ LOUIS A. RASPINO
                             --------------------------------------------------
                                          Louis A. Raspino
                             Sr. Vice President and Chief Financial Officer


                          By:           /s/ GREG L. BOANE
                             --------------------------------------------------
                                            Greg L. Boane
                          Corporate Controller and Principal Accounting Officer


Date: May 15, 2003

                                  CERTIFICATION


I, Michael McShane, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Grant Prideco, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                    Signature: /s/ MICHAEL MCSHANE
      ---------------------                      -------------------------------
                                           President and Chief Executive Officer

                                  CERTIFICATION


I, Louis A. Raspino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Grant Prideco, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                 Signature: /s/ LOUIS A. RASPINO
      -----------------                       ----------------------------------
                                  Sr. Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                     Description
--------------                     -----------
a.  10.1                           Amendment to Preferred Supplier Agreement

b.  99.1                           Section 906 Certifications