Form 10-Q
period 2003-06-30
GRANT PRIDECO INC
filed 2003-08-14
CIK 1097313

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003



                        COMMISSION FILE NUMBER 001-15423



                               GRANT PRIDECO, INC.
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                          76-0312499
    (State or Other Jurisdiction of            (I.R.S. Employer
     Incorporation or Organization)           Identification No.)


          1330 POST OAK BLVD.
               SUITE 2700
             HOUSTON, TEXAS                          77056
    (Address of Principal Executive                (Zip Code)
                Offices)


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

    Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          TITLE OF EACH CLASS               OUTSTANDING AT AUGUST 8, 2003
---------------------------------------     -----------------------------
Common Stock, par value $0.01 per share              121,411,249


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GRANT PRIDECO, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)

                                                                              DECEMBER 31,       JUNE 30,
                                                                                  2002             2003
                                                                              ------------      -----------
                                                                                                (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents .............................................     $     21,878      $    21,837
  Restricted Cash .......................................................            8,522            4,375
  Accounts Receivable, Net of Allowance for Uncollectible Accounts of
   $2,815 and $2,266 at December 31, 2002 and
   June 30, 2003, respectively...........................................          191,087          179,204
  Inventories ...........................................................          247,936          246,790
  Current Deferred Tax Assets ...........................................           19,964           21,450
  Prepaid Expenses ......................................................           18,467           11,883
  Other Current Assets ..................................................           14,380           13,708
                                                                              ------------      -----------
                                                                                   522,234          499,247
                                                                              ------------      -----------

PROPERTY, PLANT, AND EQUIPMENT, NET .....................................          292,504          288,545

GOODWILL ................................................................          394,083          399,278
INTANGIBLE ASSETS, NET ..................................................           38,953           37,384
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
 AFFILIATES .............................................................           50,302           46,510
DEFERRED TAX ASSETS .....................................................              270            2,282
OTHER ASSETS ............................................................           17,003           17,331
                                                                              ------------      -----------
                                                                              $  1,315,349      $ 1,290,577
                                                                              ============      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-Term Debt ...........     $     16,657      $    15,793
  Accounts Payable ......................................................           67,475           72,246
  Current Deferred Tax Liabilities ......................................            2,581            3,289
  Customer Advances .....................................................            1,228            1,919
  Accrued Labor and Benefits ............................................           25,473           24,660
  Other Accrued Liabilities .............................................           68,565           41,519
                                                                              ------------      -----------
                                                                                   181,979          159,426
                                                                              ------------      -----------
LONG-TERM DEBT ..........................................................          478,846          449,410
DEFERRED TAX LIABILITIES ................................................           38,897           45,203
OTHER LONG-TERM LIABILITIES .............................................           14,834           22,967
COMMITMENTS AND CONTINGENCIES ...........................................               --               --
MINORITY INTERESTS ......................................................           11,921           10,271

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 Par Value ......................................               --               --
  Common Stock, $0.01 Par Value .........................................            1,208            1,209
  Capital in Excess of Par Value ........................................          476,536          480,608
  Treasury Stock, at Cost ...............................................           (4,409)          (5,715)
  Retained Earnings .....................................................          131,833          139,693
  Deferred Compensation Obligation ......................................            7,777            8,437
  Accumulated Other Comprehensive Loss ..................................          (24,073)         (20,932)
                                                                              ------------      -----------
                                                                                   588,872          603,300
                                                                              ------------      -----------
                                                                              $  1,315,349      $ 1,290,577
                                                                              ============      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                               GRANT PRIDECO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         JUNE 30,                              JUNE 30,
                                                               ----------------------------          ----------------------------
                                                                  2002               2003               2002               2003
                                                               ---------          ---------          ---------          ---------
REVENUES .............................................         $ 168,601          $ 190,117          $ 320,652          $ 380,599
                                                               ---------          ---------          ---------          ---------

COSTS AND EXPENSES:
  Cost of Sales ......................................           128,326            136,080            244,437            267,058
  Sales and Marketing ................................             7,279             23,748             13,110             46,271
  General and Administrative .........................            13,968             15,982             27,327             32,858
  Research and Engineering ...........................               859              4,325              1,492              8,063
  Other Charges ......................................             7,045                 78              7,045                 78
                                                               ---------          ---------          ---------          ---------
                                                                 157,477            180,213            293,411            354,328
                                                               ---------          ---------          ---------          ---------

EQUITY INCOME IN UNCONSOLIDATED AFFILIATES ...........             1,284              1,037              3,640              1,671
                                                               ---------          ---------          ---------          ---------

OPERATING INCOME .....................................            12,408             10,941             30,881             27,942
                                                               ---------          ---------          ---------          ---------

OTHER INCOME (EXPENSE):
  Interest Expense ...................................            (6,083)           (10,866)           (12,258)           (21,874)
  Other, Net .........................................              (121)             7,094               (226)             8,265
                                                               ---------          ---------          ---------          ---------
                                                                  (6,204)            (3,772)           (12,484)           (13,609)
                                                               ---------          ---------          ---------          ---------
INCOME BEFORE INCOME TAXES ...........................             6,204              7,169             18,397             14,333
INCOME TAX PROVISION .................................            (1,679)            (2,545)            (5,703)            (5,017)
                                                               ---------          ---------          ---------          ---------
NET INCOME BEFORE MINORITY INTERESTS .................             4,525              4,624             12,694              9,316
MINORITY INTERESTS ...................................              (646)              (798)            (1,255)            (1,456)
                                                               ---------          ---------          ---------          ---------
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE ..............................................             3,879              3,826             11,439              7,860
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ...                --                 --             (6,412)                --
                                                               ---------          ---------          ---------          ---------
NET INCOME ...........................................         $   3,879          $   3,826          $   5,027          $   7,860
                                                               =========          =========          =========          =========

BASIC NET INCOME PER SHARE:
  Basic Net Income Before Cumulative Effect of
     Accounting Change ...............................         $    0.03          $    0.03          $    0.10          $    0.06
  Cumulative Effect of Accounting Change .............                --                 --              (0.06)                --
                                                               ---------          ---------          ---------          ---------
  Net Income .........................................         $    0.03          $    0.03          $    0.04          $    0.06
                                                               =========          =========          =========          =========
  Basic Weighted Average Shares Outstanding ..........           111,466            121,636            110,677            121,507
                                                               =========          =========          =========          =========

DILUTED NET INCOME PER SHARE:
  Diluted Net Income Before Cumulative Effect of
     Accounting Change ...............................         $    0.03          $    0.03          $    0.10          $    0.06
  Cumulative Effect of Accounting Change .............                --                 --              (0.06)                --
                                                               ---------          ---------          ---------          ---------
  Net Income .........................................         $    0.03          $    0.03          $    0.04          $    0.06
                                                               =========          =========          =========          =========
  Diluted Weighted Average Shares Outstanding ........           114,080            123,576            112,938            123,256
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

                               GRANT PRIDECO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            --------------------------
                                                                              2002              2003
                                                                            --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ......................................................         $  5,027          $  7,860
  Adjustments to Reconcile Net Income to Net Cash
     Provided by (Used in) Operating Activities:
  Cumulative Effect of Accounting Change, Net of Tax ..............            6,412                --
  Gain on Sale of Business, Net ...................................               --            (1,305)
  Depreciation and Amortization ...................................           15,232            22,072
  Non-Cash Portion of Other Charges ...............................            2,580               (73)
  Deferred Income Tax .............................................              247             3,919
  Equity Income in Unconsolidated Affiliates, Net of
     Dividends ....................................................           12,448            11,978
  Change in Operating Assets and Liabilities, Net of Effects of
     Businesses Acquired:
     Accounts Receivable, Net .....................................           11,434             8,581
     Inventories ..................................................           19,204           (12,225)
     Other Current Assets .........................................            4,404            11,477
     Other Assets .................................................              334             1,709
     Accounts Payable .............................................           (1,312)            6,366
     Customer Advances ............................................              811               691
     Other Accrued Liabilities ....................................            1,770            (3,733)
     Other, Net ...................................................            2,868            (6,180)
                                                                            --------          --------
          Net Cash Provided by Operating Activities ...............           81,459            51,137
                                                                            --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired .................            2,344            (8,439)
  Proceeds from Sale of Business ..................................               --            11,000
  Investments in and Advances to Unconsolidated Affiliates ........           (1,236)           (2,543)
  Capital Expenditures for Property, Plant, and Equipment .........          (21,815)          (19,813)
  Other, Net ......................................................               --               102
                                                                            --------          --------
          Net Cash Used in Investing Activities ...................          (20,707)          (19,693)
                                                                            --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net .........................................          (52,057)          (30,488)
  Purchases of Treasury Stock .....................................           (1,327)           (1,354)
  Proceeds from Stock Option Exercises ............................            1,142               357
                                                                            --------          --------
          Net Cash Used in Financing Activities ...................          (52,242)          (31,485)
                                                                            --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............            8,510               (41)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ....................           10,384            21,878
                                                                            --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................         $ 18,894          $ 21,837
                                                                            ========          ========

        The accompanying notes are an integral part of these consolidated financial statements.

                               GRANT PRIDECO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

  Basis of Presentation

    The accompanying consolidated financial statements of Grant Prideco, Inc. (the "Company" or "Grant Prideco") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions between Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

    The Annual Report on Form 10-K for the year ended December 31, 2002 includes disclosures related to significant accounting policies including revenue recognition, accounts receivable valuation, inventory valuation, business combinations, impairment of long-lived assets, goodwill and intangible assets, estimates related to contingent liabilities and future claims, and pension liabilities.

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

2.   COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                        ------------------------         ------------------------
                                                                          2002             2003            2002             2003
                                                                        --------         --------        --------         --------
                                                                                              (IN THOUSANDS)
Net Income .........................................................    $ 3,879          $ 3,826         $ 5,027          $ 7,860
Foreign Currency Translation Adjustments, Net of Tax of $15,
   $4,018, ($724), and $1,678, Respectively ........................         38            7,413          (1,611)           3,141
Change in Derivatives, Net of Tax of ($96) and ($143),
   Respectively ....................................................       (245)              --            (318)              --
Unrealized Loss on Marketable Securities, Net of Tax of $24 ........         --               --              54               --
                                                                        -------          -------         -------          -------
     Total Comprehensive Income (Loss) .............................    $ 3,672          $11,239         $ 3,152          $11,001
                                                                        =======          =======         =======          =======

3.  INVENTORIES

    Inventories by category are as follows:

                                                   DECEMBER 31,       JUNE 30,
                                                       2002             2003
                                                   ------------      ---------
                                                         (IN THOUSANDS)
Raw Materials, Components and Supplies ...         $ 131,519          $ 128,535
Work in Process ..........................            32,045             22,620
Finished Goods ...........................            95,067            111,429
Inventory Reserves .......................           (10,695)           (15,794)
                                                   ---------          ---------
                                                   $ 247,936          $ 246,790
                                                   =========          =========

4.   OTHER CHARGES

   2000 Charges

    The Company recorded certain charges in 2000 totaling $7.9 million that related to accrued liabilities. The accrued liability balances as of June 30, 2003 are summarized below (in thousands):


                                                                                                   LIABILITY
                                           TOTAL               CASH                                 BALANCE
                                          CHARGES            PAYMENTS          ADJUSTMENTS          6/30/03
                                         ----------         ----------         -----------        ----------
Litigation Accrual .............         $    2,500         $    1,875         $       --         $      625
Contingent Liability Accrual ...              4,650                 --              1,400              3,250
Other Accrued Liabilities ......                709                709                 --                 --
                                         ----------         ----------         ----------         ----------
  Total ........................         $    7,859         $    2,584         $    1,400         $    3,875
                                         ==========         ==========         ==========         ==========

    In July 2003, the contingent liability was settled for $3.3 million, therefore a $1.4 million adjustment was made in the second quarter of 2003 to reduce the accrued liability to the actual settlement amount and is recorded in "Other Charges" in the Consolidated Statements of Operations. The litigation accrual of $0.6 million is expected to be settled by the end of the year.

   2002 Charges

    Results for the second quarter of 2002 include $7.0 million of pre-tax charges, $4.9 million net of tax. These charges include $2.6 million related to fixed asset write-downs and $4.5 million for executive severance payments and related expenses. These charges are summarized in the following chart by segment (in thousands):

                                        DRILLING           TUBULAR
                                        PRODUCTS          TECHNOLOGY
                                          AND                AND
                                        SERVICES           SERVICES          CORPORATE            TOTAL
                                       ----------         ----------         ----------         ----------
Fixed Asset Write-Downs(a) ...         $    2,360         $      220         $       --         $    2,580
Severance(b) .................                 --                 --              4,465              4,465
                                       ----------         ----------         ----------         ----------
    Total ....................         $    2,360         $      220         $    4,465         $    7,045
                                       ==========         ==========         ==========         ==========

----------

(a) The fixed asset write-downs relate to idled assets taken out of service pursuant to the Company's ongoing automation and efficiency initiatives and are classified as held for sale. The amount was determined by use of internal appraisals and evaluations to assess the estimated fair value upon disposition. The equipment, which has a carrying value of $0.2 million, is expected to be disposed of within the next 12 months.

(b) The severance charge relates to an executive employee terminated during June 2002. The amount accrued for severance was based upon the terminated employee's employment contract, which was paid in July 2002.

   Second Quarter 2003 Charges

    Results for the second quarter of 2003 include $7.9 million of pre-tax charges, $5.1 million net of tax. These charges include $6.4 million related to inventory reserves for exited product lines and $1.5 million for stock compensation expense and are summarized in the following chart by segment (in thousands):

                                                   TUBULAR
                                                  TECHNOLOGY
                                                     AND
                                                   SERVICES            OTHER            CORPORATE            TOTAL
                                                  ----------         ----------         ----------         ----------
Inventory Reserves for Exited Product
Lines(a) ................................         $      425         $    6,000         $       --         $    6,425
Stock Compensation Expense(b) ...........                 --                 --              1,478              1,478
                                                  ----------         ----------         ----------         ----------
    Total ...............................         $      425         $    6,000         $    1,478         $    7,903
                                                  ==========         ==========         ==========         ==========

----------

(a) The inventory reserves for the exited product lines were reported as cost of sales and relates to the write-down of inventories, primarily industrial drilling products, to their net estimated realizable values. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposition. The inventory, which has a carrying value of $3.8 million, is expected to be disposed of within the next 12 months.

(b) In May 2003 two Board of Directors volunteered to step down to reduce the number of common directors between Grant Prideco and its former parent, Weatherford International LTD. (Weatherford), and vesting of their stock-based compensation was accelerated.


5.   NET INCOME PER SHARE

    Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. When a loss occurs for the period, the effect of stock options is not included in the diluted computation because to do so would be antidilutive. The computation of diluted earnings per share for the three and six months ended June 30, 2002 did not include options to purchase 4.5 million and 4.9 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period. The computation of diluted earnings per share for the three and six months ended June 30, 2003 did not include options to purchase 4.6 million shares of common stock because their exercise prices were greater than the average market price of the common stock.

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

    Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under the Company's incentive compensation plans, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                 -------------------------     -------------------------
                                                                    2002           2003           2002            2003
                                                                 ----------     ----------     ----------      ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net Income As Reported .....................................     $    3,879     $    3,826     $    5,027      $   7,860
   Add:  Stock-based employee compensation expense
     included in reported net income, net of related tax
     effects ...............................................            163          1,461            298          2,006
   Deduct:  Total stock-based employee compensation
     expense determined under fair value method for all
     awards, net of related tax effects ....................         (3,943)        (4,144)        (8,752)        (8,604)
                                                                 ----------     ----------     ----------      ---------
Pro Forma Net Income (Loss) ................................     $       99     $    1,143     $   (3,427)     $   1,262
                                                                 ==========     ==========     ==========      =========

Earnings (Loss) Per Share:
    Basic As Reported ......................................     $     0.03     $     0.03     $     0.04      $    0.06
                                                                 ==========     ==========     ==========      =========
    Basic Pro Forma ........................................     $     0.00     $     0.01     $    (0.03)     $    0.01
                                                                 ==========     ==========     ==========      =========

    Diluted As Reported ....................................     $     0.03     $     0.03     $     0.04      $    0.06
                                                                 ==========     ==========     ==========      =========
    Diluted Pro Forma ......................................     $     0.00     $     0.01     $    (0.03)     $    0.01
                                                                 ==========     ==========     ==========      =========

    The weighted average fair value of each stock option included in the preceding pro forma amounts were estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options.

7.   SENIOR CREDIT FACILITY

    As of June 30, 2003, the Company had borrowed $78.9 million under a $240 million Senior Credit Facility (Senior Credit Facility), comprised of $32.5 million of revolving credit facility borrowings and $46.4 million related to the term loan borrowings. Also, $4.7 million had been used to support outstanding letters of credit. Net borrowing availability was $92.4 million as of June 30, 2003. The revolving credit facility borrowings under the Senior Credit Facility are recorded as "Long-Term Debt" in the accompanying Consolidated Balance Sheets, as the Company has the intent and ability under the credit agreements to maintain these obligations for longer than one year.

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

    The carrying amount of goodwill by reporting unit is as follows:

                                                                        TUBULAR       MARINE
                                           DRILLING                    TECHNOLOGY    PRODUCTS
                                           PRODUCTS                       AND          AND
                                         AND SERVICES   REEDHYCALOG     SERVICES     SERVICES       INDUSTRIAL       TOTAL
                                         ------------   -----------    ----------    ---------      ----------     ---------
                                                                         (IN THOUSANDS)
Balance at December 31, 2001 ........     $ 114,485      $      --     $  92,064     $  14,130      $  10,842      $ 231,521
Acquisitions ........................        14,203        155,983           640         3,996             --        174,822
Transitional Impairment Charge ......            --             --            --            --         (9,308)        (9,308)
Translation and Other Adjustments ...        (3,489)            --            --           537             --         (2,952)
                                          ---------      ---------     ---------     ---------      ---------      ---------
Balance at December 31, 2002 ........     $ 125,199      $ 155,983     $  92,704     $  18,663      $   1,534      $ 394,083
                                          ---------      ---------     ---------     ---------      ---------      ---------
Acquisitions ........................            --          2,028            --         6,411             --          8,439
Dispositions ........................            --             --            --            --         (1,534)        (1,534)
Translation and Other Adjustments ...            (2)         1,628            28        (3,364)            --         (1,710)
                                          ---------      ---------     ---------     ---------      ---------      ---------
Balance at June 30, 2003 ............     $ 125,197      $ 159,639     $  92,732     $  21,710      $      --      $ 399,278
                                          =========      =========     =========     =========      =========      =========

    Intangible assets of $39.0 million and $37.4 million, net of accumulated amortization of $3.4 million and $5.3 million, as of December 31, 2002 and June 30, 2003, respectively, are recorded at cost and are amortized on a straight-line basis. The Company's intangible assets primarily consist of patents, covenants not to compete, technology licenses, and customer relationships that are amortized over the definitive terms of the related agreement or the Company's estimate of the useful lives if there are no definitive terms. The following table shows the Company's intangible assets by asset category (in thousands):

                                               DECEMBER 31, 2002                                   JUNE 30, 2003
                                 ---------------------------------------------     ---------------------------------------------
                                    GROSS                              NET           GROSS                               NET
                                 INTANGIBLES      ACCUMULATED      INTANGIBLES     INTANGIBLES      ACCUMULATED      INTANGIBLES
                                   12/31/02       AMORTIZATION       12/31/02        6/30/03        AMORTIZATION       6/30/03
                                 -----------      ------------     -----------     ----------       ------------     -----------
Patents ...................      $   30,828       $     (563)      $   30,265      $   31,031       $   (1,664)      $   29,367
Technology Licenses .......           2,434             (385)           2,049           2,634             (465)           2,169
Customer Relationships ....           3,300               (1)           3,299           3,300              (83)           3,217
Trademarks ................           1,610              (33)           1,577           1,610             (228)           1,382
Covenant Not To Compete ...           4,150           (2,387)           1,763           4,150           (2,901)           1,249
                                 ----------       ----------       ----------      ----------       ----------       ----------
                                 $   42,322       $   (3,369)      $   38,953      $   42,725       $   (5,341)      $   37,384
                                 ==========       ==========       ==========      ==========       ==========       ==========

    Amortization expense related to intangible assets for the six months ended June 30, 2002 and 2003 were $0.5 million and

$2.0 million, respectively, and is recorded in "General and Administrative" and "Research and Engineering" expenses in the Consolidated Statements of Operations. Amortization expense related to existing intangible assets for the remainder of 2003 is estimated to be $1.9 million and for each of the years 2004 through 2008 is estimated to be approximately $3.5 million, $2.9 million, $2.8 million, $2.4 million, and $2.3 million, respectively.

9.   RESTRICTED CASH

    At June 30, 2003, the Company had $4.4 million of restricted cash. The restricted cash relates to the Company's 60% interest in Tianjin Pipe Company
(TPCO) that is designated for property, plant, and equipment expenditures and is subject to dividend and distribution restrictions.

10.   SEGMENT INFORMATION

   BUSINESS SEGMENTS

    The Company operates through four business segments: Drilling Products and Services, ReedHycalog(TM), Tubular Technology and Services, and Marine Products and Services. The Company's Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavy weight drill pipe and accessories. The ReedHycalog segment designs, manufactures, and distributes fixed-cutter and roller-cone drill bits. The Company's Tubular Technology and Services segment designs, manufactures, and sells a line of premium connections and associated premium tubular products and accessories. The Company's Marine Products and Services segment manufactures and sells a variety of products used in subsea construction and installation, which consists primarily of large bore casing and riser products and high specification valves for use in drilling and production activity. In addition to the products and services provided through the Company's four primary business segments, the Company also has an Other segment that, until discontinuing these product lines during the first half of 2003, manufactured drill pipe and other products used in the industrial markets for fiber optic cable installation, construction, and water well drilling. See Note 15 for further discussions related to the Company's Other operations.

                                               DRILLING                 TUBULAR      MARINE
                                               PRODUCTS                TECHNOLOGY   PRODUCTS
                                                 AND                      AND         AND
THREE MONTHS ENDED:                            SERVICES   REEDHYCALOG   SERVICES    SERVICES      OTHER     CORPORATE     TOTAL
                                              ----------  -----------  ----------  ----------   ---------   ---------   ---------
                                                                           (IN THOUSANDS)
 JUNE 30, 2002
   Revenues from Unaffiliated Customers ...   $   88,574  $        --  $   58,067  $   15,085   $   6,875   $      --   $ 168,601
   Operating Income (Loss) ................       17,871           --       4,919        (573)       (581)     (9,228)     12,408

 JUNE 30, 2003
   Revenues from Unaffiliated Customers ...   $   68,614  $    56,721  $   48,430  $   14,377   $   1,975   $      --   $ 190,117
   Operating Income (Loss) ................        8,018       12,903       2,327      (1,039)     (6,795)     (4,473)     10,941


                                               DRILLING                 TUBULAR      MARINE
                                               PRODUCTS                TECHNOLOGY   PRODUCTS
                                                 AND                      AND         AND
SIX MONTHS ENDED:                              SERVICES   REEDHYCALOG   SERVICES    SERVICES      OTHER     CORPORATE     TOTAL
                                              ----------  -----------  ----------  ----------   ---------   ---------   ---------
                                                                           (IN THOUSANDS)
 JUNE 30, 2002

   Revenues from Unaffiliated Customers....   $  167,390  $        --  $  111,260  $   28,000   $  14,002   $      --   $ 320,652
   Operating Income (Loss).................       39,183           --       7,821        (877)     (1,549)    (13,697)     30,881

 JUNE 30, 2003

   Revenues from Unaffiliated Customers....   $  133,211  $   109,975  $   97,728  $   32,718   $   6,967   $      --   $ 380,599
   Operating Income (Loss).................       16,885       22,618       5,109        (798)     (7,109)     (8,763)     27,942

11.   RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No.
46). FIN No. 46 clarifies the application of Accounting Research Bulletin No.
51,

"Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the potential effect, if any, this interpretation will have on its consolidated results of operations and its financial condition, with respect to entities acquired before February 1, 2003.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within its scope be classified as an asset or liability. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company's consolidated results of operations or financial condition.

12.   ACQUISITIONS

    On December 20, 2002, the Company purchased the ReedHycalog drill bits business from Schlumberger Technology Corporation and its affiliates (Schlumberger) for approximately $350 million, consisting of $255 million in cash (subject to adjustment), approximately $90 million in Grant Prideco common stock, and approximately $5 million of assumed non-current liabilities. At June 30, 2003, goodwill recognized in the acquisition of ReedHycalog was $159.6 million. The results of ReedHycalog have been included in the financial statements from the date of acquisition. ReedHycalog is a leading designer, manufacturer, and distributor of fixed-cutter and roller-cone drill bits to the global oil and gas industry.

    The purchase price for ReedHycalog(TM) has been allocated to the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation is based upon the Company's current estimates of respective fair values. Some allocations are based on studies and independent valuations. The Company expects to finalize the determination of the fair value of all of the ReedHycalog(TM) assets and liabilities in 2003. Deferred tax liabilities will also be finalized after the final allocation of the purchase price and the final tax basis of the assets and liabilities has been determined.

    The following unaudited pro forma summary presents information as if ReedHycalog had been acquired at the beginning of the period presented. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the allocated purchase price of the properties, plant, and equipment acquired and of intangible assets; reduction of employee benefit expenses related to benefit plans not to be continued by Grant Prideco; increased interest expense on acquisition debt; and elimination of interest income that is not expected to have a continuing impact. The pro forma amounts do not reflect any benefits from synergies that might be achieved from the combined operations.

                                                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                   JUNE 30, 2002       JUNE 30, 2002
                                                                                 ------------------   ----------------
  (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Revenues .....................................................................    $    219,683       $    424,891
  Net Income Before Cumulative Effect of Accounting Change .....................          11,604             20,624
  Net Income ...................................................................          11,604             14,212
  Basic Earnings Per Share Before Cumulative Effect of Accounting Change .......            0.09               0.17
  Diluted Earnings Per Share Before Cumulative Effect of Accounting Change .....            0.09               0.17
  Basic Earnings Per Share .....................................................            0.09               0.12
  Diluted Earnings Per Share ...................................................            0.09               0.12

    The pro forma results are not necessarily indicative of what would have occurred if the ReedHycalog acquisition had been in effect for the periods presented and they are not intended to be a projection of future results.

    On September 13, 2002, the Company acquired the assets of Grey-Mak Pipe, Inc. (Grey-Mak), a company headquartered in Casper, Wyoming, that specializes in the threading of casing and tubing and provides related accessories. The Company paid approximately $4.8 million in cash, and goodwill recognized in the acquisition was approximately $0.7 million. Grey-Mak's results of operations and financial condition are included in the Company's Tubular Technology and Services segment.

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

    On March 26, 2002, the Company also entered into a joint venture with TPCO for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture supplying JSG with all of its tubular requirements. The Company currently owns a 60% interest in the joint venture with TPCO and plans to invest approximately $5 million for machinery and equipment representing the Company's contribution to the joint venture. As of June 30, 2003, the Company had invested approximately $2.7 million into this joint venture.

    On May 7, 2002, the Company acquired 65% of Rotator AS (Rotator), a Norwegian company that manufactures control valves and systems for the offshore oil and gas industry. On January 28, 2003, the Company purchased the remaining 35% interest in Rotator. Total consideration for the purchase of Rotator was 0.3 million shares of Grant Prideco common stock with a value of approximately $5.1 million and $6.1 million in cash. Goodwill recognized in the acquisition of Rotator was $5.1 million, all of which related to the 2003 step-acquisition. Rotator's results of operations and financial condition are included in the Company's Marine Products and Services segment.

    On November 6, 2001, the Company acquired a license to Plexus International's (Plexus) patented POS-GRIP(TM) wellhead and related technology for subsea well applications and certain exploration and development wells, including the associated wellhead rental business for $2 million in cash. The terms of the agreement also provided for additional consideration to be paid based on a multiple of Plexus' actual earnings for the annual period ending December 31, 2002, not to exceed $5.5 million. The Company paid total additional consideration of $2.5 million in April 2003. Goodwill recognized in the acquisition of Plexus was $2.5 million. Plexus' results of operations and financial condition are included in the Company's Marine Products and Services segment.

    The acquisitions discussed above were accounted for using the purchase method of accounting. The results of operations of all acquisitions are included in the Consolidated Statements of Operations from their respective dates of acquisition. The purchase prices were allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisitions. The acquisitions mentioned above, with the exception of the ReedHycalog acquisition, are not material to the Company individually or in the aggregate for each applicable year, therefore pro forma information is not presented. See Note 13 for supplemental cash flow information concerning acquisitions.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

    The following table summarizes investing activities relating to acquisitions (in thousands):

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                        -----------------------
                                                           2002         2003
                                                        ----------   ----------
        Fair Value of Assets, Net of Cash Acquired...   $   23,734   $       --
        Goodwill.....................................       14,015        8,439
        Fair Value of Liabilities Assumed............      (18,276)          --
        Grant Prideco Common Stock Issued............      (21,817)          --
                                                        ----------   ----------
          Cash Consideration, Net of Cash Acquired...   $   (2,344)  $    8,439
                                                        ==========   ==========

    For additional information on 2003 acquisition activity and goodwill changes see Notes 8 and 12.

14.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    The Company's 50.01% owned joint venture, Voest-Alpine, is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. Summarized financial information for Voest-Alpine is as follows (in thousands):

                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                    ---------------------------   ---------------------------
                                       2002             2003         2002             2003
                                    ----------       ----------   ----------       ----------
   Net Sales....................    $   61,701       $   57,508   $  114,404       $  115,542
                                    ----------       ----------   ----------       ----------
   Gross Profit.................         9,857            6,498       18,620           15,251
                                    ----------       ----------   ----------       ----------
   Net Income...................    $    6,139       $    3,068   $   10,117       $    6,121
                                    ==========       ==========   ==========       ==========
   Company's Equity Income......    $    2,135       $    1,998   $    4,666       $    3,806
                                    ==========       ==========   ==========       ==========
   Dividends Received...........    $   16,088       $   13,649   $   16,088       $   13,649
                                    ==========       ==========   ==========       ==========

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

    During the second quarter of 2003, the Company announced the shut-down of its Bryan, Texas facility, where the majority of its industrial drilling products and oil and gas tubing operations have occurred. Future operations, if any, will be conducted at the Company's Navasota, Texas location. In connection with the decision to shut-down the Bryan, Texas facility, the Company recorded a $6.4 million charge to reduce the carrying value of inventories, primarily industrial drilling products, to their estimated net realizable values. For further discussion on the charge, see Note 4.

16.  PREFERRED SUPPLIER CREDIT AGREEMENT

    In April 2000, Weatherford spun off Grant Prideco to its stockholders as an independent, publicly traded company (the "Distribution"). In connection with the initial capitalization of the Company, and in consideration of amounts due from the Company to Weatherford at the time of the Distribution, the Company entered into a preferred supplier agreement with Weatherford. Pursuant to this agreement Weatherford agreed for at least a three-year period from the Distribution date to purchase a minimum of 70% of its requirements of certain products from the Company; and the Company agreed to a $30 million credit, subject to a limitation of the application of the credit to no more than 20% of any purchase. In April 2003, the agreement was extended for two additional years and the unused preferred supplier credit balance was reduced by $6.6 million and was treated as a reduction in the accrued liability as a credit to other income. Such adjustment is reflected in "Other, Net" in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2003. At June 30, 2003, the remaining credit balance was $9.4 million, of which $1 million is classified as "Other Accrued Liabilities", with the remaining balance classified as "Other Long-Term Liabilities" in the accompanying Consolidated Balance Sheets.

17.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

    The following unaudited condensed consolidating balance sheet as of June 30, 2003, condensed consolidating statements of operations for the three and six months ended June 30, 2002 and 2003 and condensed consolidating statements of cash flows for the six months ended June 30, 2002 and 2003 are provided for the Company's domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company's obligations to pay principal and interest under the 9% and 9 5/8% Senior Notes are guaranteed on a joint and several basis by all of the Company's domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              NON-
                                                   PARENT     GUARANTORS   GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                  ---------   ----------   ----------    ------------    ------------
                                                          ASSETS

   CURRENT ASSETS:
     Cash and Cash Equivalents ................   $      --   $    5,800   $   16,037    $         --    $     21,837
     Restricted Cash ..........................          --          170        4,205              --           4,375
     Accounts Receivable, Net .................          --       78,264      100,940              --         179,204
     Inventories ..............................          --      151,112       95,678              --         246,790
     Current Deferred Tax Assets ..............          --       19,219        2,231              --          21,450
     Other Current Assets .....................          --       12,882       12,709              --          25,591
                                                  ---------   ----------   ----------    ------------    ------------
                                                         --      267,447      231,800              --         499,247
                                                  ---------   ----------   ----------    ------------    ------------
   PROPERTY, PLANT, AND EQUIPMENT, NET ........          --      193,184       95,361              --         288,545
   GOODWILL ...................................          --      237,267      162,011              --         399,278
   INVESTMENT IN AND ADVANCES TO
     SUBSIDIARIES .............................     925,982           --           --        (925,982)             --
   INVESTMENT IN AND ADVANCES TO
     UNCONSOLIDATED AFFILIATES ................      46,510           --           --              --          46,510
   OTHER ASSETS ...............................       8,284       28,744       19,969              --          56,997
                                                  ---------   ----------   ----------    ------------    ------------
                                                  $ 980,776   $  726,642   $  509,141    $   (925,982)   $  1,290,577
                                                  =========   ==========   ==========    ============    ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Short-Term Borrowings and Current
        Portion of Long-Term Debt .............   $      --   $   12,382   $    3,411    $         --    $     15,793
     Accounts Payable .........................          --       46,312       25,934              --          72,246
     Current Deferred Tax Liabilities .........          --          140        3,149              --           3,289
     Customer Advances ........................          --          238        1,681              --           1,919
     Other Accrued Liabilities ................       3,260       20,969       41,950              --          66,179
                                                  ---------   ----------   ----------    ------------    ------------
                                                      3,260       80,041       76,125              --         159,426
                                                  ---------   ----------   ----------    ------------    ------------
   LONG-TERM DEBT .............................     374,216       72,807        2,387              --         449,410
   DEFERRED TAX LIABILITIES ...................          --       25,239       19,964              --          45,203
   MINORITY INTERESTS .........................          --           --       10,271              --          10,271
   OTHER LONG-TERM LIABILITIES ................          --       17,109        5,858              --          22,967
   COMMITMENTS AND CONTINGENCIES ..............          --           --           --              --              --
   STOCKHOLDERS' EQUITY .......................     603,300      531,446      394,536        (925,982)        603,300
                                                  ---------   ----------   ----------    ------------    ------------
                                                  $ 980,776   $  726,642   $  509,141    $   (925,982)   $  1,290,577
                                                  =========   ==========   ==========    ============    ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  NON-
                                                     PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS      TOTAL
                                                    ---------    ----------    ----------    ------------    ---------
 REVENUES .......................................   $      --    $  134,581    $   34,020    $         --    $ 168,601
                                                    ---------    ----------    ----------    ------------    ---------

 COSTS AND EXPENSES:
   Cost of Sales ................................          --       105,630        22,696              --      128,326
   Selling, General, and Administrative .........          --        18,228         3,878              --       22,106
   Other Charges ................................          --         5,745         1,300              --        7,045
                                                    ---------    ----------    ----------    ------------    ---------
                                                           --       129,603        27,874              --      157,477
                                                    ---------    ----------    ----------    ------------    ---------

 EQUITY INCOME IN UNCONSOLIDATED AFFILIATES .....       1,284            --            --              --        1,284
                                                    ---------    ----------    ----------    ------------    ---------

 OPERATING INCOME ...............................       1,284         4,978         6,146              --       12,408
                                                    ---------    ----------    ----------    ------------    ---------

 OTHER INCOME (EXPENSE):
   Interest Expense .............................      (5,155)         (866)          (62)             --       (6,083)
   Equity in Subsidiaries, Net of Taxes .........       6,472            --            --          (6,472)          --
   Other, Net ...................................          --           330          (451)             --         (121)
                                                    ---------    ----------    ----------    ------------    ---------
                                                        1,317          (536)         (513)         (6,472)      (6,204)
                                                    ---------    ----------    ----------    ------------    ---------
 INCOME (LOSS) BEFORE INCOME TAXES ..............       2,601         4,442         5,633          (6,472)       6,204
 INCOME TAX (PROVISION) BENEFIT .................       1,278        (5,185)        2,228              --       (1,679)
                                                    ---------    ----------    ----------    ------------    ---------
 NET INCOME (LOSS) BEFORE MINORITY INTERESTS ....       3,879          (743)        7,861          (6,472)       4,525
 MINORITY INTERESTS .............................          --            --          (646)             --         (646)
                                                    ---------    ----------    ----------    ------------    ---------
 NET INCOME (LOSS) ..............................   $   3,879    $     (743)   $    7,215    $     (6,472)   $   3,879
                                                    =========    ==========    ==========    ============    =========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  NON-
                                                     PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS      TOTAL
                                                    ---------    ----------    ----------    ------------    ---------
  REVENUES ......................................   $      --    $  115,738    $   74,379    $         --    $ 190,117
                                                    ---------    ----------    ----------    ------------    ---------
  COSTS AND EXPENSES:
    Cost of Sales ...............................          --        94,547        41,533              --      136,080
    Selling, General, and Administrative ........          --        25,693        18,362              --       44,055
    Other Charges ...............................          --            78            --              --           78
                                                    ---------    ----------    ----------    ------------    ---------
                                                           --       120,318        59,895              --      180,213
                                                    ---------    ----------    ----------    ------------    ---------

  EQUITY INCOME IN UNCONSOLIDATED AFFILIATES ....       1,037            --            --              --        1,037
                                                    ---------    ----------    ----------    ------------    ---------

  OPERATING INCOME (LOSS) .......................       1,037        (4,580)       14,484              --       10,941
                                                    ---------    ----------    ----------    ------------    ---------
  OTHER INCOME (EXPENSE):
    Interest Expense ............................      (9,137)       (1,537)         (192)             --      (10,866)
    Equity in Subsidiaries, Net of Taxes ........       9,048            --            --          (9,048)          --
    Other, Net ..................................          --         8,306        (1,212)             --        7,094
                                                    ---------    ----------    ----------    ------------    ---------
                                                          (89)        6,769        (1,404)         (9,048)      (3,772)
                                                    ---------    ----------    ----------    ------------    ---------
  INCOME (LOSS) BEFORE INCOME TAXES .............         948         2,189        13,080          (9,048)       7,169
  INCOME TAX (PROVISION) BENEFIT ................       2,877        (1,557)       (3,865)             --       (2,545)
                                                    ---------    ----------    ----------    ------------    ---------
  NET INCOME (LOSS) BEFORE MINORITY
    INTERESTS ...................................       3,825           632         9,215          (9,048)       4,624
  MINORITY INTERESTS ............................          --            --          (798)             --         (798)
                                                    ---------    ----------    ----------    ------------    ---------
  NET INCOME (LOSS) .............................   $   3,825    $      632    $    8,417    $     (9,048)   $   3,826
                                                    =========    ==========    ==========    ============    =========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    NON-
                                                       PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS      TOTAL
                                                      ---------    ----------    ----------    ------------    ---------
 REVENUES .........................................   $      --    $  259,675    $   60,977    $         --    $ 320,652
                                                      ---------    ----------    ----------    ------------    ---------

 COSTS AND EXPENSES:
   Cost of Sales ..................................          --       207,201        37,236              --      244,437
   Selling, General, and Administrative ...........          --        34,001         7,928              --       41,929
   Other Charges ..................................          --         5,745         1,300              --        7,045
                                                      ---------    ----------    ----------    ------------    ---------
                                                             --       246,947        46,464              --      293,411
                                                      ---------    ----------    ----------    ------------    ---------

 EQUITY INCOME IN UNCONSOLIDATED AFFILIATES .......       3,640            --            --              --        3,640
                                                      ---------    ----------    ----------    ------------    ---------
 OPERATING INCOME .................................       3,640        12,728        14,513              --       30,881
                                                      ---------    ----------    ----------    ------------    ---------

 OTHER INCOME (EXPENSE):
   Interest Expense ...............................     (10,206)       (1,798)         (254)             --      (12,258)
   Equity in Subsidiaries, Net of Taxes ...........      15,838            --            --         (15,838)          --
   Other, Net .....................................          --           236          (462)             --         (226)
                                                      ---------    ----------    ----------    ------------    ---------
                                                          5,632        (1,562)         (716)        (15,838)     (12,484)
                                                      ---------    ----------    ----------    ------------    ---------
 INCOME (LOSS) BEFORE INCOME TAXES ................       9,272        11,166        13,797         (15,838)      18,397
 INCOME TAX (PROVISION) BENEFIT ...................       2,167         1,978        (9,848)             --       (5,703)
                                                      ---------    ----------    ----------    ------------    ---------
 NET INCOME (LOSS) BEFORE MINORITY INTERESTS ......      11,439        13,144         3,949         (15,838)      12,694
 MINORITY INTERESTS ...............................          --            --        (1,255)             --       (1,255)
                                                      ---------    ----------    ----------    ------------    ---------
 NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE ..............................      11,439        13,144         2,694         (15,838)      11,439
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...........          --        (6,412)           --              --       (6,412)
                                                      ---------    ----------    ----------    ------------    ---------
 NET INCOME (LOSS) ................................   $  11,439    $    6,732    $    2,694    $    (15,838)   $   5,027
                                                      =========    ==========    ==========    ============    =========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 NON-
                                                    PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS      TOTAL
                                                   ---------    ----------    ----------    ------------    ---------
 REVENUES ......................................   $      --    $  231,462    $  149,137    $         --    $ 380,599
                                                   ---------    ----------    ----------    ------------    ---------
 COSTS AND EXPENSES:
   Cost of Sales ...............................          --       190,650        76,408              --      267,058
   Selling, General, and Administrative ........          --        51,289        35,903              --       87,192
   Other Charges ...............................          --            78            --              --           78
                                                   ---------    ----------    ----------    ------------    ---------
                                                          --       242,017       112,311              --      354,328
                                                   ---------    ----------    ----------    ------------    ---------

 EQUITY INCOME IN UNCONSOLIDATED AFFILIATES ....       1,671            --            --              --        1,671
                                                   ---------    ----------    ----------    ------------    ---------

 OPERATING INCOME (LOSS) .......................       1,671       (10,555)       36,826              --       27,942
                                                   ---------    ----------    ----------    ------------    ---------
 OTHER INCOME (EXPENSE):
   Interest Expense ............................     (18,267)       (3,199)         (408)             --      (21,874)
   Equity in Subsidiaries, Net of Taxes ........      18,647            --            --         (18,647)          --
   Other, Net ..................................          --        11,661        (3,396)             --        8,265
                                                   ---------    ----------    ----------    ------------    ---------
                                                         380         8,462        (3,804)        (18,647)     (13,609)
                                                   ---------    ----------    ----------    ------------    ---------
 INCOME (LOSS) BEFORE INCOME TAXES .............       2,051        (2,093)       33,022         (18,647)      14,333
 INCOME TAX (PROVISION) BENEFIT ................       5,809           374       (11,200)             --       (5,017)
                                                   ---------    ----------    ----------    ------------    ---------
 NET INCOME (LOSS) BEFORE MINORITY
   INTERESTS ...................................       7,860        (1,719)       21,822         (18,647)       9,316
 MINORITY INTERESTS ............................          --            --        (1,456)             --       (1,456)
                                                   ---------    ----------    ----------    ------------    ---------
 NET INCOME (LOSS) .............................   $   7,860    $   (1,719)   $   20,366    $    (18,647)   $   7,860
                                                   =========    ==========    ==========    ============    =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              NON-
                                                                   PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                                  ---------   ----------   ----------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Cash Provided by Operating Activities ................   $   6,241   $   63,265   $   11,953   $         --  $     81,459
                                                                  ---------   ----------   ----------   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired .............          --           --        2,344             --         2,344
  Investments in and Advances to Unconsolidated Affiliates ....          --         (499)        (737)            --        (1,236)
  Capital Expenditures for Property, Plant & Equipment ........          --      (17,150)      (4,665)            --       (21,815)
  Other, Net ..................................................          --           --           --             --            --
                                                                  ---------   ----------   ----------   ------------  ------------
     Net Cash Used in Investing Activities ....................          --      (17,649)      (3,058)            --       (20,707)
                                                                  ---------   ----------   ----------   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Revolving Credit Facility .....................          --      (42,600)         (74)            --       (42,674)
  Repayments on Debt, Net .....................................      (6,056)      (3,094)        (233)            --        (9,383)
  Purchases from Stock Option Exercises .......................       1,142           --           --             --         1,142
  Purchases of Treasury Stock .................................      (1,327)          --           --             --        (1,327)
                                                                  ---------   ----------   ----------   ------------  ------------
     Net Cash Used in Financing Activities ....................      (6,241)     (45,694)        (307)            --       (52,242)
                                                                  ---------   ----------   ----------   ------------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..........          --          (78)       8,588             --         8,510
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................          --        1,905        8,479             --        10,384
                                                                  ---------   ----------   ----------   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ................   $      --   $    1,827   $   17,067   $         --  $     18,894
                                                                  =========   ==========   ==========   ============  ============



                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            NON-
                                                               PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              ---------    ----------    ----------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Cash (Used in) Provided by Operating Activities ...  $  (5,432)   $   46,461    $   10,108    $         --   $     51,137
                                                              ---------    ----------    ----------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired ..........     (2,028)       (1,250)       (5,161)             --         (8,439)
  Proceeds from Sale of Business ...........................     11,000            --            --              --         11,000
  Investments in and Advances to Unconsolidated Affiliates .     (2,543)           --            --              --         (2,543)
  Capital Expenditures for Property, Plant & Equipment .....         --       (14,619)       (5,194)             --        (19,813)
  Other, Net ...............................................         --            74            28              --            102
                                                              ---------    ----------    ----------    ------------   ------------
     Net Cash Provided by (Used in) Investing Activities ...      6,429       (15,795)      (10,327)             --        (19,693)
                                                              ---------    ----------    ----------    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net ..................................         --       (27,556)       (2,932)             --        (30,488)
  Purchases of Treasury Stock ..............................     (1,354)           --            --              --         (1,354)
  Proceeds from Stock Option Exercises .....................        357            --            --              --            357
                                                              ---------    ----------    ----------    ------------   ------------
     Net Cash Used in Financing Activities .................       (997)      (27,556)       (2,932)             --        (31,485)
                                                              ---------    ----------    ----------    ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......         --         3,110        (3,151)             --            (41)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............         --         2,690        19,188              --         21,878
                                                              ---------    ----------    ----------    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .............  $      --    $    5,800    $   16,037    $         --   $     21,837
                                                              =========    ==========    ==========    ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is intended to assist you in understanding our financial condition as of December 31, 2002 and June 30, 2003, and our results of operations for each of the three and six months ended June 30, 2002 and 2003. This discussion should be read with our financial statements and their notes included elsewhere in this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

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

GENERAL

    We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; a leading provider of high-performance engineered connections and premium tubulars in North America; and a provider of a variety of products, services and technological solutions to offshore markets worldwide. We historically have operated through three primary business segments: (1) Drilling Products and Services, (2) Tubular Technology and Services and (3) Marine Products and Services. On December 20, 2002, we acquired the ReedHycalog drill bits business from Schlumberger Technology Corporation and its affiliates, which we are operating as our fourth primary business segment.

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

EXITED PRODUCT LINES

    During the first quarter of 2003, we made a strategic decision to exit the manufacture and sale of industrial drilling products and oil and gas tubing. Pursuant to this decision, we sold our Star Iron Works, Inc. (Star) subsidiary, shut-down operations at our Bryan, Texas facility, and we are in the process of liquidating our remaining inventory. These Bryan, Texas operations generated approximately $37 million of revenues and $5 million of operating losses during fiscal 2002. Also as a result of this decision, we recognized a $1.3 million pre-tax, $0.8 million after tax, gain on sale of our Star operation during the first quarter of 2003 and recorded inventory reserves of $6.4 million in cost of sales for the exited product lines, which related to the write-down of inventories, primarily industrial drilling products, to their estimated net realizable values.

MARKET TRENDS AND OUTLOOK

     Our business is materially dependent on the level of oil and gas drilling activity worldwide, which, in turn, depends on the level of capital spending by major, independent, and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. Most of our business segments follow both domestic and international rig counts levels, however, their revenues, cash flows, and profitability follow the rig counts at different stages within the market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the rig counts by approximately six to nine months. Results from our Tubular Technology and Services segment should closely follow changes in North American rigs drilling for deep-gas, especially in the Gulf of Mexico, but short-term demand can also be affected by inventories held by OCTG distributors.

Demand for our Marine Products and Services follows the level of offshore and deepwater drilling activity, especially the Gulf of Mexico. Although this drilling is dependent upon prices for oil and gas, it is less likely to follow short-term changes in oil and gas prices, as deepwater projects are more capital intensive and are typically based upon long-term forecasts for oil and gas prices. Historically, drill bit demand and ReedHycalog's earnings and cash flows have closely tracked the domestic and international rig count, which we believe will offset somewhat the extreme cyclicality and mid-to-late cycle returns from our Drilling Products and Services segment.

    Prices for oil and natural gas have been and continue to be volatile, and material declines adversely affect the demand for our products and services. The following table sets forth certain information with respect to oil and natural gas prices and the North American (U.S. and Canadian) and international rig counts:

                                                             THREE MONTHS ENDED
                                           --------------------------------------------------------
                                           JUNE 30, 2002      DECEMBER 31, 2002       JUNE 30, 2003
                                           -------------     ------------------       -------------
WTI Oil(a)
  Average ..............................   $       26.27     $        28.27           $       29.02
  Ending ...............................           26.86              31.20                   30.19
Henry Hub Gas(b)
  Average ..............................   $        3.40     $         4.31           $        5.64
  Ending ...............................            3.21               4.59                    5.35
North American Rig Count(c)
  Average ..............................             953              1,130                   1,231
  Ending ...............................           1,048              1,204                   1,375
International Rig Count(c)
  Average ..............................             725                753                     765
  Ending ...............................             730                753                     769

----------

(a) Price per barrel of West Texas Intermediate (WTI) crude. Source: U.S. Energy Information Administration.

(b) Price per MMBtu. Source: U.S. Energy Information Administration.

(c) Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).


FUTURE MARKET TRENDS AND EXPECTATIONS

    During the first half of 2003, North American rig counts increased, and we expect them to continue to increase throughout the remainder of 2003, but at a more moderate rate. To date these increases have only marginally benefited our operations, as the increased rig count has been mainly attributable to shallow, land-based drilling as opposed to deep-gas and offshore drilling that are important drivers for the majority of our operations. Recently, there has been an increase in deep formation drilling, which we believe will benefit our operations. This increase corresponded with incremental improvements in international drilling activity, seasonal increases in Canadian drilling, and overall stronger U.S. activity, which all benefit our operations. We believe the effects of these items on the third quarter of 2003 will be somewhat offset by continued conservative purchasing by drilling contractors and OCTG distributors due to uncertain outlooks by these customers and by seasonal declines in our European operations, which close for a period during the summer. As a result, we currently expect that third quarter 2003 results of operations will be in the range of $0.06 and $0.08 per share. If these trends continue, we anticipate that the fourth quarter of 2003 should incrementally improve from there, with anticipated earnings in the range of $0.08 and $0.10 per share. Our forward-looking statements and estimates do not take into account any transition expenses associated with the ReedHycalog acquisition.

    In order to meet our expectations for the third quarter of 2003, and the remainder of the year, it will be necessary for us to obtain and complete new drill pipe orders that were not committed to us by customers as of the end of the second quarter. In addition, in order to meet our expectations for the remainder of 2003, our drill stem order rate and backlog as well as our premium connection businesses will need to increase substantially. In order for this to occur, rig counts must continue to increase throughout the remainder of 2003, including increases in rigs drilling offshore and for deep-gas, and our customers' perceptions regarding the sustainability of these rig counts must cause them to increase their purchases of drill pipe and drill stem products.

    In addition, we are conducting company-wide assessments of all of our manufacturing strategies and practices to determine possible improvements which could allow us to improve manufacturing efficiencies, reduce costs, and improve future profitability. We currently manufacture many of our components and finished products at numerous locations around the world. Management is uncertain when these assessments will be completed. Our forward-looking statements and estimates assume that none of the reviews will adversely affect our results of operations in any period.

    All of our forecasts and assumptions are considered forward-looking statements, and are subject to numerous risks and uncertainties, including those highlighted under "Forward-Looking Statements and Exposures".

RESULTS OF OPERATIONS

OTHER CHARGES AFFECTING OUR RESULTS OF OPERATIONS

   2000 Charges

    We recorded certain charges in 2000 totaling $7.9 million that related to accrued liabilities. The accrued liability balances as of June 30, 2003 are summarized below (in thousands):

                                                                                 LIABILITY
                                           TOTAL         CASH                     BALANCE
                                          CHARGES      PAYMENTS   ADJUSTMENTS     6/30/03
                                          -------      --------   -----------    ---------
         Litigation Accrual.............  $ 2,500      $  1,875     $     --      $   625
         Contingent Liability Accrual...    4,650            --        1,400        3,250
         Other Accrued Liabilities......      709           709           --           --
                                          -------      --------     --------      -------
           Total........................  $ 7,859      $  2,584     $  1,400      $ 3,875
                                          =======      ========     ========      =======

    In July 2003, the contingent liability was settled for $3.3 million, therefore a $1.4 million adjustment was made in the second quarter of 2003 to reduce the accrued liability to the actual settlement amount and is recorded in "Other Charges" in the Consolidated Statements of Operations. The litigation accrual of $0.6 million is expected to be settled by the end of the year.

   Second Quarter 2002 Charges

    Results for the second quarter of 2002 include $7.0 million of pre-tax charges, $4.9 million net of tax. These charges include $2.6 million related to fixed asset write-downs and $4.5 million for executive severance payments and related expenses and are summarized in the following chart by segment (in thousands):

                                       DRILLING     TUBULAR
                                       PRODUCTS    TECHNOLOGY
                                          AND         AND
                                       SERVICES     SERVICES    CORPORATE    TOTAL
                                       --------    ----------   ---------   -------
     Fixed Asset Write-Downs(a).....   $  2,360     $   220     $      --   $ 2,580
     Severance(b)...................         --          --         4,465     4,465
                                       --------     -------     ---------   -------
         Total......................   $  2,360     $   220     $   4,465   $ 7,045
                                       ========     =======     =========   =======

----------

(a) The fixed asset write-downs relate to idled assets taken out of service pursuant to our ongoing automation and efficiency initiatives and are classified as held for sale. The amount was determined by use of internal appraisals and evaluations to assess the estimated fair value upon disposition. The equipment, which has a carrying value of $0.2 million, is expected to be disposed of within the next 12 months.

(b) The severance charge relates to an executive employee terminated during June 2002. The amount accrued for severance was based upon the terminated employee's employment contract, which was paid in July 2002.

   Second Quarter 2003 Charges

    Results for the second quarter of 2003 include $7.9 million of pre-tax charges, $5.1 million net of tax. These charges include $6.4 million related to inventory reserves for exited product lines and $1.5 million for stock compensation expense and are summarized in the following chart by segment (in thousands):

                                                     TUBULAR
                                                    TECHNOLOGY
                                                        AND
                                                     SERVICES     OTHER    CORPORATE     TOTAL
                                                    ----------   -------   ---------    -------
 Inventory Reserves for Exited Product Lines(a)...  $      425   $ 6,000   $      --    $ 6,425
 Stock Compensation Expense(b)....................          --        --       1,478      1,478
                                                    ----------   -------   ---------    -------
     Total........................................  $      425   $ 6,000   $   1,478    $ 7,903
                                                    ==========   =======   =========    =======

----------

(a) The inventory reserves for the exited product lines were reported as cost of sales and relates to the write-down of inventories, primarily industrial drilling products, to their estimated net realizable values. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposition. The inventory, which has a carrying value of $3.8 million, is expected to be disposed of within the next 12 months.

(b) In May 2003 two Board of Directors volunteered to step down to reduce the number of common directors between us and our former parent Weatherford International LTD (Weatherford), and vesting of their stock-based compensation was accelerated.


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2002

    The following table summarizes the results of the Company (in thousands):

                                                 THREE MONTHS ENDED JUNE 30,
                                              --------------------------------
                                                 2002                  2003
                                              ----------            ----------
     Revenues:
       Drilling Products and Services ...     $   88,574            $   68,614
       ReedHycalog ......................             --                56,721
       Tubular Technology and Services ..         58,067                48,430
       Marine Products and Services .....         15,085                14,377
       Other ............................          6,875                 1,975
                                              ----------            ----------
            Total Revenues ..............        168,601               190,117
                                              ----------            ----------

     Operating Income (Loss):
       Drilling Products and Services ...         17,871(a)              8,018
       ReedHycalog ......................             --                12,903
       Tubular Technology and Services ..          4,919(b)              2,327(c)
       Marine Products and Services .....           (573)               (1,039)
       Other ............................           (581)               (6,795)(d)
       Corporate ........................         (9,228)(e)            (4,473)(f)
                                              ----------            ----------
            Total Operating Income ......         12,408                10,941
                                              ----------            ----------

     Other Income (Expense):
       Interest Expense .................         (6,083)              (10,866)
       Other, Net .......................           (121)                7,094
                                              ----------            ----------
     Income Before Income Taxes .........          6,204                 7,169
                                              ----------            ----------
     Income Tax Provision ...............         (1,679)               (2,545)
     Minority Interests .................           (646)                 (798)
                                              ----------            ----------
     Net Income .........................     $    3,879            $    3,826
                                              ==========            ==========


----------

(a) Includes other charges of $2.4 million related to fixed asset write-downs.

(b) Includes other charges of $0.2 million related to fixed asset write-downs.

(c) Includes other charges of $0.4 million related to inventory reserves for exited product lines which were classified as cost of sales.

(d) Includes other charges of $6.0 million related to inventory reserves for exited product lines which were classified as cost of sales.

(e) Includes other charges of $4.5 million related to executive severance costs.

(f) Includes other charges of $1.5 million for stock compensation expense and a $1.4 million credit for a previously recorded contingent liability.

CONSOLIDATED RESULTS

    Net income was $3.8 million ($0.03 per share) on revenues of $190.1 million in the second quarter of 2003, compared to net income of $3.9 million ($0.03 per share) on revenues of $168.6 million in the second quarter of 2002. Second quarter of 2003 earnings includes a $4.2 million gain from favorably renegotiating a liability to our former parent; a charge of $4.1 million to reflect the estimated net realizable value of inventory for the exited product lines (primarily industrial drilling products); and transition costs of $1.1 million related to the ReedHycalog acquisition completed in December 2002. Second quarter of 2002 earnings includes charges totaling $4.9 million ($0.03 per share) related to fixed asset write-downs of $1.8 million and severance costs of $3.1 million.

    Consolidated operating income was $10.9 million in the second quarter of 2003, compared to $12.4 million in the second quarter of 2002, including the charges mentioned above.

SEGMENT RESULTS

    DRILLING PRODUCTS AND SERVICES SEGMENT

    Our Drilling Products and Services segment revenues decreased $20.0 million, or 23%, in the second quarter of 2003 as compared to the same period in 2002. Operating income decreased $9.9 million, or 55%, in the second quarter of 2003 as compared to the same period in 2002 (including a $2.4 million charge related to idled fixed assets in the second quarter of 2002) and operating margins of 12% are down from 20% in last year's second quarter. For the three months ended June 30, 2003, drill pipe footage sold decreased 0.2 million feet, from 1.9 million to 1.7 million feet sold when compared to the same period in 2002, and average sales price per foot decreased by 12%. These decreases reflect the continued weak demand in the North American drill pipe market and a decline in product mix from higher margin, large-diameter, premium drilling products to lower margin, small-diameter, non-premium drilling products. Also contributing to the decrease in revenues are decreased sales of tool joints and products other than drill pipe when compared to the same period in 2002.

    REEDHYCALOG(TM)

    ReedHycalog, which was acquired on December 20, 2002, reported revenues of $56.7 million in the second quarter of 2003, which is up $3.5 million when compared to the first quarter of 2003. Operating income in the second quarter of 2003, which includes $0.5 million of transition costs related to the integration of ReedHycalog, was $12.9 million, and operating income margin was 23%. This compares to operating income in the first quarter of 2003 of $9.7 million, which includes $1.5 million of transition costs related to the integration, and operating income margin of 18%. These increases are attributable to market penetration by the new TReX(TM) fixed-cutter drill bit, strengthening U.S. and international drilling activity, favorable absorption of manufacturing costs, which were partially offset by the seasonal decline in Canadian drilling activity.

    TUBULAR TECHNOLOGY AND SERVICES SEGMENT

    Our Tubular Technology and Services segment revenues decreased $9.6 million, or 17%, in the second quarter of 2003 as compared to the same period in 2002. This decrease reflects the impact of exiting the tubing product lines as well as decreased premium threading and tubular processing activities. The second quarter of 2003 also includes incremental revenues related to our purchase of Grey-Mak Pipe, Inc. (Grey-Mak) in September 2002, coupled with increased sales at our couplings business, which closely follows the U.S. rig count. Operating income in the Tubular Technology and Services segment decreased $2.6 million, or 53%, in the second quarter of 2003 (including a $0.4 million charge to reflect the estimated realizable value of inventory of exited tubing product lines) as compared to the same period in 2002 (including a $0.2 million charge related to idled fixed assets). This decrease reflects the unfavorable shift in product mix from premium threading and processing to lower-margin products, partially offset by improved operating results at our couplings business.

    MARINE PRODUCTS AND SERVICES SEGMENT

    Our Marine Products and Services segment revenues decreased $0.7 million, or 5%, in the second quarter of 2003 as compared to the same period in 2002. Operating loss was $1.0 million in the second quarter of 2003 as compared to a loss of $0.6 million in the second quarter of 2002. This decrease in revenue and increase in operating loss is attributable to a temporary decline in project-based sales when compared to the prior year period at XL Systems and Rotator.

    OTHER OPERATIONS

    Our Other operations revenues decreased $4.9 million, or 71%, in the second quarter of 2003 as compared to the same period in 2002 and operating loss increased $6.2 million, which includes a charge of $6.0 million to reflect the estimated realizable value of inventory for the exited product lines.

    This segment included our industrial drill pipe operations and our construction casing and water well operations. We have exited the industrial drill pipe business with the shut-down of the Bryan, Texas manufacturing facility this quarter. Our Drilling Products and Services segment will now be managing this facility, as the plant can provide back-up heat-treating for our drill pipe operations. In March 2003, we exited the construction casing and water well business with the sale of Star Iron Works, Inc. (Star) for $11 million in cash and a note valued at approximately $0.9 million. We recorded a gain of $1.3 million on the sale, $0.8 million after-tax. Going forward, this segment will only include the disposition of our remaining industrial product inventories.

    OTHER ITEMS

    Our interest expense increased $4.8 million in the second quarter of 2003 as compared to the same period in 2002. This increase is due to new debt related to the ReedHycalog acquisition in December 2002. We issued $175 million 9% Senior Notes Due 2009 and entered into a new $240 million Senior Credit Facility (Senior Credit Facility), which includes a $50 million term loan. See "Liquidity and Capital Resources" for further discussion of the Senior Credit Facility.

    Other, Net increased $7.2 million in the second quarter of 2003 as compared to the same period in 2002. This increase primarily relates to a $6.6 million gain from favorably renegotiating a liability to our former parent and favorable foreign exchange fluctuations of $1.4 million, partially offset by transition costs of $1.1 million associated with the ReedHycalog integration.

    Our effective tax rate for the second quarter of 2003 was 35% as compared to 27% for the same period in 2002. This increase in the effective tax rate is due to higher expected foreign earnings in 2003 related to the ReedHycalog acquisition partially offset by the favorable renegotiation of a liability with our former parent.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

    The following table summarizes the results of the Company (in thousands):

                                                    SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                     2002               2003
                                                  ----------         ----------
Revenues:
  Drilling Products and Services ............     $  167,390         $  133,211
  ReedHycalog ...............................             --            109,975
  Tubular Technology and Services ...........        111,260             97,728
  Marine Products and Services ..............         28,000             32,718
  Other .....................................         14,002              6,967
                                                  ----------         ----------
       Total Revenues .......................        320,652            380,599
                                                  ----------         ----------

Operating Income (Loss):
  Drilling Products and Services ............         39,183(a)          16,885
  ReedHycalog ...............................             --             22,618
  Tubular Technology and Services ...........          7,821(b)           5,109(c)
  Marine Products and Services ..............           (877)              (798)
  Other .....................................         (1,549)            (7,109)(d)
  Corporate .................................        (13,697)(e)         (8,763)(f)
                                                  ----------         ----------
       Total Operating Income ...............         30,881             27,942
                                                  ----------         ----------

Other Income (Expense):
  Interest Expense ..........................        (12,258)           (21,874)
  Other, Net ................................           (226)             8,265
                                                  ----------         ----------
Income Before Income Taxes ..................         18,397             14,333
                                                  ----------         ----------
Income Tax Provision ........................         (5,703)            (5,017)
Minority Interests ..........................         (1,255)            (1,456)
                                                  ----------         ----------
Income Before Cumulative Effect of
  Accounting Change .........................         11,439              7,860
Cumulative Effect of Accounting Change ......         (6,412)                --
                                                  ----------         ----------
Net Income ..................................     $    5,027         $    7,860
                                                  ==========         ==========

----------

(a) Includes other charges of $2.4 million related to fixed asset write-downs.

(b) Includes other charges of $0.2 million related to fixed asset write-downs.

(c) Includes other charges of $0.4 million related to inventory reserves for exited product lines which were classified as cost of sales.

(d) Includes other charges of $6.0 million related to inventory reserves for exited product lines which were classified as cost of sales.

(e) Includes other charges of $4.5 million related to executive severance costs.

(f) Includes other charges of $1.5 million for stock compensation expense and a $1.4 million credit for a previously recorded contingent liability.


CONSOLIDATED RESULTS

    Net income was $7.9 million ($0.06 per share) on revenues of $380.6 million for the six months ended June 30, 2003, compared to net income of $5.0 million ($0.04 per share) on revenues of $320.7 million for the same period in 2002. For the six months ended June 30, 2003, earnings includes a $4.2 million gain from favorably renegotiating a liability to our former parent; a charge of $4.1 million to reflect the estimated net realizable value of inventory for the exited product lines (primarily industrial drilling products); and transition costs of $2.8 million related to the ReedHycalog acquisition completed in December 2002. For the six months ended June 30, 2002, earnings includes charges totaling $4.9 million ($0.03 per share) related to fixed asset write-downs of $1.8 million and severance costs of $3.1 million. Also included in net income for the six months ended June 30, 2002 is a cumulative effect of an accounting change of $6.4 million, net of tax, related to a transitional goodwill impairment charge reflecting the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

    Consolidated operating income was $27.9 million for the six months ended June 30, 2003, compared to $30.9 million for the same period in 2002, including the charges mentioned above.

SEGMENT RESULTS

    DRILLING PRODUCTS AND SERVICES SEGMENT

    Our Drilling Products and Services segment revenues decreased $34.2 million, or 20%, for the six months ended June 30, 2003 as compared to the same period in 2002. Operating income decreased $22.3 million, or 57%, for the six months ended June 30, 2003 as compared to the same period in 2002 (including a $2.4 million charge related to idled fixed assets in the second quarter of 2002) and operating margins of 13% are down from 23% for the six months ended June 30, 2002. For the six months ended June 30, 2003, drill pipe footage sold decreased
0.2 million feet, from 3.2 million to 3.0 million feet sold when compared to the same period in 2002, and average sales price per foot decreased by 11%. These decreases reflect the continued weak demand in the North American drill pipe market and a decline in product mix from higher margin, large-diameter, premium drilling products to lower margin, small-diameter, non-premium drilling products. Also contributing to the decrease in revenues are decreased sales of tool joints and products other than drill pipe, offset by incremental revenues for the six months ended June 30, 2003 related to the purchase of JSG in March 2002. The operating income decrease also reflects a decrease in equity earnings related to the purchase of JSG in March 2002, which was previously an equity method investment, and related to our investment in Voest-Alpine due to decreased worldwide oil and gas drilling activity.

    REEDHYCALOG(TM)

    ReedHycalog, which was acquired on December 20, 2002, reported revenues of $110.0 million for the six months ended June 30, 2003. Operating income was $22.6 million, which includes $2.0 million of transition costs related to the integration of ReedHycalog, and the operating income margin was 21%. During the second quarter of 2002, ReedHycalog's results reflected continued market penetration of the new TReX(TM) fixed-cutter bit.

    TUBULAR TECHNOLOGY AND SERVICES SEGMENT

    Our Tubular Technology and Services segment revenues decreased $13.5 million, or 12%, for the six months ended June 30, 2003 as compared to the same period in 2002. This decrease reflects the impact of exiting the tubing product lines as well as decreased premium threading and tubular processing activities. The six months ended June 30, 2003 also includes incremental revenues related to our purchase of Grey-Mak in September 2002. Operating income in the Tubular Technology and Services segment decreased $2.7 million, or 35%, for the six months ended June 30, 2003 (including a $0.4 million charge to reflect the estimated realizable value of inventory of exited tubing product lines) as compared to the same period in 2002 (including a $0.2 million charge related to idled fixed assets). This decrease reflects the unfavorable shift in product mix from premium threading and processing to lower-margin products, partially offset by improved operating results at our couplings business.

    MARINE PRODUCTS AND SERVICES SEGMENT

    Our Marine Products and Services segment revenues increased $4.7 million, or 17%, for the six months ended June 30, 2003 as compared to the same period in 2002. Operating loss was $0.8 million for the six months ended June 30, 2003 as compared to a loss of $0.9 million for the six months ended June 30, 2002. These improved results are due to the purchase of Rotator in the second quarter of 2002 and an 8% increase in sales at XL Systems.

    OTHER OPERATIONS

    Our Other operations revenues decreased $7.0 million, or 50%, for the six months ended June 30, 2003 as compared to the same period in 2002, and operating loss increased $5.6 million, which includes a charge of $6.0 million to reflect the estimated realizable value of inventory for the exited product lines.

    This segment included our industrial drill pipe operations and our construction casing and water well operations. We have exited the industrial drill pipe business with the shut-down of the Bryan, Texas manufacturing facility this quarter. Our Drilling Products and Services segment will now be managing this facility, as the plant can provide back-up heat-treating for our drill pipe operations. In March 2003, we exited the construction casing and water well business with the sale of Star for $11 million in cash and a note valued at approximately $0.9 million. We recorded a gain of $1.3 million on the sale, $0.8 million after-tax. Going forward, this segment will only include the disposition of our remaining industrial product inventories.

    OTHER ITEMS

    Our interest expense increased $9.6 million for the six months ended June 30, 2003 as compared to the same period in 2002. This increase is due to new debt related to the ReedHycalog acquisition in December 2002. We issued $175 million 9% Senior Notes Due 2009 and entered into a new $240 million Senior Credit Facility (Senior Credit Facility), which includes a $50 million term loan. See "Liquidity and Capital Resources" for further discussion of the Senior Credit Facility.

    Other, Net increased $8.5 million for the six months ended June 30, 2003 as compared to the same period in 2002. This increase primarily relates to a $6.6 million gain from favorably renegotiating a liability to our former parent and favorable foreign exchange fluctuation of $2.3 million, partially offset by transition costs of $2.2 million associated with the ReedHycalog integration.

    Our effective tax rate for the six months ended June 30, 2003 was 35% as compared to 31% for the same period in 2002. This increase in the effective tax rate is due to higher expected foreign earnings in 2003 related to the ReedHycalog acquisition partially offset by the favorable renegotiation of a liability with our former parent.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

    At June 30, 2003, we had cash and cash equivalents of $21.8 million and net working capital of $339.8 million as compared to cash and cash equivalents of $21.9 million and net working capital of $340.3 million at December 31, 2002.

    The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                     --------------------
                                                       2002        2003
                                                     --------    --------
Net Cash Provided by Operating Activities........    $ 81,459    $ 51,137
Net Cash Used in Investing Activities............     (20,707)    (19,693)
Net Cash Used in Financing Activities............     (52,242)    (31,485)

OPERATING ACTIVITIES

    Net cash flows provided by operating activities decreased by $30.3 million for the six months ended June 30, 2003 as compared to the same period in 2002. The decrease in operating cash flows is attributable primarily to an increase in inventories. Inventories increased during the six months ended June 30, 2003 at our ReedHycalog and Drilling Products and Services segments in anticipation of increased activity during the latter part of 2003.

INVESTING ACTIVITIES

    Net cash used in investing activities decreased by $1.0 million for the six months ended June 30, 2003 as compared to the same period in 2002. Net cash used in investing activities for the six months ended June 30, 2003 includes net cash used in acquisitions of $8.4 million related to the remaining 35% interest purchase of Rotator, additional consideration paid for Plexus based on a multiple of earnings, and costs associated with the ReedHycalog acquisition, which were more than offset by proceeds received of $11.0 million from the sale of Star in the first quarter of 2003. Net cash used in investing activities for the six months ended June 30, 2002 includes net cash used in acquisitions of $2.3 million which primarily relates to the purchase of an additional 48.5% interest in JSG in the first quarter of 2002.

FINANCING ACTIVITIES

    Net cash used in financing activities decreased $20.8 million for the six months ended June 30, 2003 as compared to the same period in 2002. This decrease reflects lower repayments on our Senior Credit Facility when compared to the same period in 2002.

  Capital Expenditures

    Our capital expenditures for property, plant, and equipment totaled $21.8 million and $19.8 million for the six months ended June 30, 2002 and 2003, respectively. We currently expect to expend approximately $20 million for capital expenditures for property, plant, and equipment during the remainder of 2003 related to our capital improvement program to reduce operating expenditures, and capital expansion projects in Indonesia, China, and The Netherlands.

  New Senior Credit Facility and Other Long-Term Debt

    Our debt balances are primarily comprised of: (1) borrowings under our Senior Credit Facility that we entered into contemporaneously with the closing of the ReedHycalog acquisition and which replaced our prior revolving credit facility, (2) our $200 million 9 5/8% Senior Notes due 2007, and (3) our $175 million 9% Senior Notes due 2009.

    At June 30, 2003, we had outstanding borrowings of $78.9 million under the Senior Credit Facility, of which $32.5 million related to the revolving credit facility borrowings, and $46.4 million related to the term loan. Also, $4.7 million had been used to support outstanding letters of credit. Net committed remaining availability was $92.4 million. At December 31, 2002, we had outstanding borrowings of $107.3 million, of which $50 million related to the term loan, and $4.2 million had been used to support outstanding letters of credit. Net borrowing availability at that time was $91.0 million.

    We estimate our required principal and interest payments for our outstanding debt to be approximately $28.5 million for the remainder of 2003. We currently expect to satisfy all capital expenditures and debt service requirements during 2003 from operating cash flows, existing cash balances, and the revolver portion of our Senior Credit Facility.

    Based on our current projected capital expenditures, required principal and interest payments, operating cash flows, existing cash balances, and estimated availability under the Senior Credit Facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during such period. Acquisitions and expansions will be financed from cash flow from operations, borrowings under our Senior Credit Facility, or through the issuance of additional debt and equity financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount, and form of issue dependent on the prevailing market and general economic conditions.

  Other Commitments

    As part of our investment in Voest-Alpine, we entered into a supply contract with Voest-Alpine under which we agreed to purchase a minimum of 57,000 metric tons of green tubulars during 2003 and 52,000 metric tons per year thereafter through July 2007. Because this agreement requires us to purchase tubulars regardless of our needs, our purchases under this agreement may be made for inventory during periods of low customer demand. These types of purchases would require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to eventually use or sell all of the tubular products we are required to purchase from Voest-Alpine. We currently believe we will meet our contractual commitments for 2003 without incurring unnecessary penalties or material unnecessary inventory positions.

    In connection with our spinoff from Weatherford in April 2000, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed to purchase at least 70% of its requirements for certain products from us. In return, we agreed to sell those products at prices not greater than the price that we sell to similarly situated customers, and, as partial consideration for amounts due to Weatherford at that time, we provided Weatherford a $30 million credit towards 20% of the purchase price of those products. We recently renegotiated this contract with Weatherford, which extended this contract until March 2005 and reduced the outstanding credit balance by $6.6 million.

RECENT ACCOUNTING PRONOUNCEMENTS

    For recent accounting pronouncements, see Note 11 of the unaudited consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS AND EXPOSURES

    In light of the SEC's Regulation FD, we have elected to provide in this report various forward-looking statements and operational details. We have done so to assure full market disclosure of information that we generally make available to our investors and securities analysts. We expect to provide updates to this information on a regular basis in our periodic and current reports filed with the SEC. We have also made our investor conference calls open to all investors and encourage all investors to listen in on these calls. We will publicly announce the call-in information in a press release before such calls. We are providing this information to assist our investors in better understanding our business. These expectations reflect only our current view on these matters as of the date of this report and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met, and our actual results will likely vary (up or down) from those currently projected. These estimates speak only of our expectations as of the date of this report, and we make no undertaking to update this information. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed during the quarter that would impact our expectations.

RISK FACTORS AND EXPOSURES

    Our Company, and the businesses in which it operates, are subject to various risks and uncertainties that could have adverse consequences on our results of operations and financial condition, and that could cause actual results to be materially different from projected results contained in the forward-looking statements in this report and in our other disclosures. Investors should carefully consider these risks and uncertainties when evaluating our Company and the forward-looking statements that we make. These risks and uncertainties include, but are not limited to, the following:

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

   o   environmental laws and regulations; and

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

    Our forward-looking statements assume that rig counts, particularly in North America, will continue to increase throughout the remainder of 2003 and that this will drive significant increases in our drill stem products, tubular technology products, and drill bit operations. A decline, or even a leveling off or stagnation of drilling activity, would cause our actual results to be significantly less than those currently expected.

     OUR EXPECTATIONS FOR OUR RESULTS OF OPERATIONS DURING 2003 ARE DEPENDENT UPON A SIGNIFICANT INCREASE IN OUR DRILL STEM AND PREMIUM CONNECTION BUSINESSES DURING THE REMAINDER OF THE YEAR.

    Entering the third quarter of 2003, our consolidated backlog was $120.4 million. Although this backlog is at a higher level than the past several quarters, in order to meet our expectations for the third quarter of 2003 and the remainder of 2003, it will be necessary for us to obtain and complete new drill pipe orders that were not committed to as of the end of the second quarter. In addition, in order to meet our expectations for the remainder of 2003, our drill stem order rate and backlog as well as our premium connection businesses will need to increase substantially. In order for this to occur, rig counts must continue to increase throughout the remainder of 2003, including increases in rigs drilling offshore and for deep gas, and our customers' perceptions regarding the sustainability of these rig counts must cause them to increase their purchases of drill pipe, drill stem products, and premium connections.

     AN ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES AND OUR RESULTS OF OPERATIONS.

    The U.S. and worldwide economies slowed during 2002, and their future directions are uncertain. If expected economic improvement in the U.S. does not occur or international markets decline unexpectedly, our results of operations and financial condition could be materially adversely affected.

     INCREASES IN THE PRICES OF OUR RAW MATERIALS COULD ADVERSELY AFFECT OUR MARGINS AND RESULTS OF OPERATIONS.

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

    Our projections assume a steady increase in demand for our products and services during the remainder of 2003, in particular our drill stem products in which we are forecasting significant increases during the second half of 2003. In order to meet our projections, we assume we will increase our production during peak demand periods with minimal operational disruption and inefficiency. If this does not happen, our results of operations during ramp-up for high demand periods could be materially adversely affected.

    Our ability to maintain the prices of our products is subject to various risks, including adverse changes in industry conditions, as well as unexpected actions by our competitors. If market conditions or other factors cause us to decrease prices, our results could be materially adversely affected.

     OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC, OR OTHER RISKS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION OR UNEXPECTED COSTS.

    During the first half of 2003, we derived approximately 39% of our total revenues from our facilities outside the U.S. In addition, large parts of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the U.S. We currently do not carry political risk insurance.

    Our manufacturing facilities located outside of the U.S. incur costs in local currencies. In addition, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offset for revenues in Euros and we have not hedged for currency risk associated with these exposures. Thus, our costs and margins and can be materially affected by significant changes to exchange rates, in particular, the Euro-dollar exchange rate. Our expectations for the second half of 2003 assume that there will be no material changes in exchange rates that adversely affect our operations.

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

    Any material currency fluctuations or devaluations; or political events that disrupt oil and gas exploration and production; the movement of funds and assets; or increases in operating costs could materially adversely affect our results of operations and financial condition.

     IF WE ARE UNABLE TO ADEQUATELY RENEW OR REPLACE OUR PROCESSING AGREEMENT WITH U.S. STEEL, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD BE ADVERSELY AFFECTED.

    We have entered into a contract with U.S. Steel to provide processing services for virtually all of its large diameter casing products. This contract expires on December 31, 2003, and it will not be renewed. During the first half of 2003, this contract contributed approximately $3.4 million in revenues. If we are unable to adequately replace this business with comparable revenues and sales margins, our results of operations and financial condition could be adversely affected.

     IN CONNECTION WITH OUR BUSINESS OPERATIONS, WE COULD BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS THAT ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    Our products are complex, and the failure of this equipment to operate properly or to meet specifications may greatly increase our customers' costs of drilling a well. In addition, many of these products are used in hazardous drilling and production applications where an accident or product failure can cause personal injury or loss of life; damage to property, equipment, oil and gas reservoirs, or the environment; regulatory investigations and penalties; and the suspension of the end-user's operations. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract, or other litigation claims for which we may be held responsible and our reputation for providing quality products may suffer.

    Our insurance may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur or be held responsible for. Moreover, in the future, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate or at premiums that are reasonable for us, particularly in the recent environment of significant insurance premium increases. Further, any claims made under our policies will likely cause our premiums to increase. Any future damages deemed to be caused by our products or services that are assessed against us and that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our results of operations and financial condition.

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

    We are also subject to various federal, state, local, and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities. Those laws and regulations may subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities, or a portion of any facility, is required to be temporarily closed as a result of any violation of those laws and regulations. Any such financial liability or business disruption could have a material adverse effect on our financial condition and results of operations.

     ASSIMILATING REEDHYCALOG INTO OUR CORPORATE STRUCTURE MAY STRAIN OUR RESOURCES AND MAY PROVE TO BE DIFFICULT.

    The ReedHycalog acquisition was significantly larger than any of our previous acquisitions. The significant expansion of our business and operations, in terms of both geography and magnitude, resulting from the acquisition of ReedHycalog may strain our administrative, operational, and financial resources. In addition, the ReedHycalog acquisition included the drill bit assets, but did not include much of the corporate infrastructure necessary to operate such a business. The creation of corporate and administrative infrastructure for ReedHycalog and the assimilation of ReedHycalog into our Company is requiring substantial time, effort, attention, and dedication of management resources and may detract our management in unpredictable ways from our traditional business. The transition process could create a number of potential challenges and adverse consequences for us, including the possible unexpected loss of key employees, customers or suppliers, a possible loss of revenues or an increase in operating or other costs. These types of challenges and uncertainties could have a material adverse effect on our business, financial condition, and results of operations. We may not be able to manage the combined operations and assets effectively or realize any of the anticipated benefits of ReedHycalog.

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

     OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED DUE TO AN IMPLEMENTATION OF A NEW ENTERPRISE-WIDE RESOURCE PLANNING (ERP) SYSTEM.

    We currently are implementing a new ERP system that we believe will, in the long-term, significantly enhance our information systems, internal processes, and controls. This implementation is ongoing, includes a significant amount of management's time and dedication, and may distract management in unpredictable ways from our core businesses. Additionally, the ERP system might not result in the anticipated benefits and may actually cause disruptions and inefficiencies in our businesses that could result in increases in our operating and other costs that could adversely affect our results of operations, especially in the early stages of implementation.

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

    As of June 30, 2003, we reported goodwill totaling $399.3 million. SFAS No. 142, "Goodwill and Other Intangible Assets" provides for an annual two-step goodwill impairment test with respect to existing goodwill. We conduct this impairment test in the third quarter of each year. The first step of the test involves a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, the Company is required to complete the second step of the impairment test, which compares the implied value of reporting unit goodwill with the carrying amount of that goodwill. The Company's estimates of fair value are based on various valuation techniques, including discounted cash flow projections and comparable company market value multiples. The estimates of cash flows, based on reasonable and supportable assumptions and projections, require management's judgment. Any changes in key assumptions about the Company's reporting units and their business prospects, or changes in market conditions, could result in a goodwill impairment charge that could materially adversely affect our results of operations.

     MANAGEMENT IS CONDUCTING COMPANY-WIDE ASSESSMENTS OF OUR MANUFACTURING STRATEGIES IN AN EFFORT TO IMPROVE EFFICIENCIES AND FUTURE PROFITABILITY. THE INITIAL IMPACT OF DECISIONS RESULTING FROM THESE ASSESSMENTS COULD MATERIALLY AFFECT OUR RESULTS OF OPERATIONS.

    We currently manufacture many of our components and finished products at numerous locations around the world. We are conducting company-wide assessments of all of our manufacturing strategies and practices to determine possible improvements which could allow us to improve manufacturing efficiencies, reduce costs, and improve future profitability. Management is uncertain when these assessments will be completed. Our forward-looking statements assume that none of the reviews will adversely affect our results of operations in any period.

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

    Forward contracts designated as hedges of foreign currency transactions are marked to the forward rate with the resulting gains and losses recognized in earnings, offsetting losses and gains on the transactions hedged. We enter into foreign exchange contracts only as a hedge against existing economic exposures and not for speculative or trading purposes. The counterparties to our foreign exchange contracts are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is minimal. At June 30, 2003, we had no open forward contracts.

    Our manufacturing facilities located outside of the U.S. incur costs in local currencies, but they tend to sell in U.S. dollars, and in some cases owe U.S. dollar denominated debt. In addition, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offset of revenues in the local currencies or Euros and we have not hedged for currency risk associated with these exposures.

INTEREST RATES

    We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. Excluding the Senior Notes, most of our long-term borrowings are at variable rates, which reflect current market rates, and therefore the fair value of these borrowings approximates book value.

    The fair value of financial instruments which differed from their carrying value at December 31, 2002 and June 30, 2003, were as follows (in millions):

                                                    DECEMBER 31, 2002      JUNE 30, 2003
                                                    ------------------   ------------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     VALUE      VALUE     VALUE      VALUE
                                                    --------   -------   --------   -------
    9 5/8% Senior Notes due 2007 ................   $  199.1   $ 210.7   $  199.2   $ 223.0
    9% Senior Notes due 2009 ....................      175.0     181.6      175.0     194.7

    Currently, we have variable interest rate debts totaling approximately $81.6 million. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from June 2003 levels, our combined interest expense would increase by approximately $0.8 million annually.

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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 7, 2003, the Company held its 2003 Annual Meeting of Stockholders. At the meeting, stockholders voted on new directors, approval of an employee stock purchase plan, and a stockholder proposal relating to board of director diversity. The following is a summary of the votes on each of these items:

        PROPOSAL 1:                                  VOTES FOR    VOTES WITHHELD
                                                    ------------  --------------
        David Butters.............................   105,351,146      628,596
        Eliot M. Fried............................   104,635,787    1,343,955
        Dennis R. Hendrix.........................   105,428,542      551,200
        Harold E. Layman..........................   105,424,794      554,948
        Sheldon B. Lubar..........................   103,298,758    2,680,984
        Michael McShane...........................   105,427,693      552,049
        Robert K. Moses, Jr.......................   103,953,341    2,026,401
        Joseph E. Reid............................   105,419,569      560,173
        David A. Trice............................   105,425,061      554,681

       PROPOSAL 2:                                   VOTES FOR      VOTES AGAINST     ABSTAIN      NON-VOTES
                                                    ------------    -------------    ----------   -----------
       Employee Stock Purchase Plan...............   104,555,025        2,339,770        84,946            --

       PROPOSAL 3:

       Stockholder Proposal of Diversity..........    22,300,573       68,395,284     1,985,211    14,298,773

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  1.  Exhibits:

         31.1 Certification of Michael McShane, President and Chief Executive Officer of the Registrant, dated August 14, 2003, pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Louis A. Raspino, Sr. Vice President and Chief Financial Officer of the Registrant, dated August 14, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Michael McShane, President and Chief Executive Officer of the Registrant, and Louis A. Raspino, Sr. Vice President and Chief Financial Officer of the Registrant, dated August 14, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  2.  Reports filed on Form 8-K during the three months ended June 30, 2003 -

      1. Report on Form 8-K/A, dated January 3, 2003, filed April 4, 2003, under
         Item 7. Financial Statements, Pro Forma Information, and Exhibits, filing updated pro forma information related to the ReedHycalog acquisition as of December 31, 2002.

      2. Report on Form 8-K, dated May 2, 2003, filing the Company's press release related to its first quarter 2003 results of operations.

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GRANT PRIDECO, INC.


                                         By:       /s/ LOUIS A. RASPINO
                                               ---------------------------------
                                                      Louis A. Raspino
                                                 Sr. Vice President and Chief
                                                      Financial Officer

                                         By:         /s/ GREG L. BOANE
                                               ---------------------------------
                                                         Greg L. Boane
                                                    Corporate Controller and
                                                 Principal Accounting Officer

Date: August 14, 2003

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
         31.1   Certification of Michael McShane, President and Chief Executive
                Officer of the Registrant, dated August 14, 2003, pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2   Certification of Louis A. Raspino, Sr. Vice President and Chief
                Financial Officer of the Registrant, dated August 14, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1   Certification of Michael McShane, President and Chief Executive
                Officer of the Registrant, and Louis A. Raspino, Sr. Vice
                President and Chief Financial Officer of the Registrant, dated
                August 14, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.