Form 10-Q
period 2003-09-30
GRANT PRIDECO INC
filed 2003-11-14
CIK 1097313

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

         Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             TITLE OF EACH CLASS            OUTSTANDING AT NOVEMBER 11, 2003
  ---------------------------------------   --------------------------------
  Common Stock, par value $0.01 per share              121,417,523


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GRANT PRIDECO, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)

                                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                                        2002              2003
                                                                                    -------------     -------------
                                                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents ....................................................    $      21,878     $      15,064
  Restricted Cash ..............................................................            8,522             1,872
  Accounts Receivable, Net of Allowance for Uncollectible Accounts of $2,815
    and $2,213 at December 31, 2002 and September 30, 2003, Respectively .......          191,087           216,530
  Inventories ..................................................................          247,936           235,595
  Current Deferred Tax Assets ..................................................           19,964            23,450
  Prepaid Expenses .............................................................           18,467             9,840
  Other Current Assets .........................................................           14,380            11,826
                                                                                    -------------     -------------
                                                                                          522,234           514,177

PROPERTY, PLANT, AND EQUIPMENT, NET ............................................          292,504           281,638

GOODWILL .......................................................................          394,083           392,325
INTANGIBLE ASSETS, NET .........................................................           38,953            38,267
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES .......................           50,302            47,316
DEFERRED TAX ASSETS ............................................................              270             2,330
OTHER ASSETS ...................................................................           17,003            16,435
                                                                                    -------------     -------------
                                                                                    $   1,315,349     $   1,292,488
                                                                                    =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-Term Debt ..................    $      16,657     $      12,511
  Accounts Payable .............................................................           67,475            76,172
  Current Deferred Tax Liabilities .............................................            2,581             2,808
  Customer Advances ............................................................            1,228             2,387
  Accrued Labor and Benefits ...................................................           25,473            26,577
  Federal Income Taxes Payable .................................................            6,943            13,678
  Other Accrued Liabilities ....................................................           61,622            44,271
                                                                                    -------------     -------------
                                                                                          181,979           178,404
                                                                                    -------------     -------------
LONG-TERM DEBT .................................................................          478,846           432,071
DEFERRED TAX LIABILITIES .......................................................           38,897            40,838
OTHER LONG-TERM LIABILITIES ....................................................           14,834            21,674
COMMITMENTS AND CONTINGENCIES ..................................................               --                --
MINORITY INTERESTS .............................................................           11,921            11,154

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 Par Value .............................................               --                --
  Common Stock, $0.01 Par Value ................................................            1,208             1,212
  Capital in Excess of Par Value ...............................................          476,536           481,284
  Treasury Stock, at Cost ......................................................           (4,409)           (6,208)
  Retained Earnings ............................................................          131,833           147,177
  Deferred Compensation Obligation .............................................            7,777             8,905
  Accumulated Other Comprehensive Loss .........................................          (24,073)          (24,023)
                                                                                    -------------     -------------
                                                                                          588,872           608,347
                                                                                    -------------     -------------
                                                                                    $   1,315,349     $   1,292,488
                                                                                    =============     =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               GRANT PRIDECO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                            -----------------------------     -----------------------------
                                                               2002             2003             2002              2003
                                                            ------------     ------------     ------------     ------------
REVENUES ...............................................    $    162,237     $    221,335     $    482,889     $    601,934
                                                            ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
  Cost of Sales ........................................         129,820          146,240          374,257          413,297
  Sales and Marketing ..................................           7,219           30,075           20,329           76,347
  General and Administrative ...........................          14,888           17,556           42,215           50,414
  Research and Engineering .............................           1,013            4,966            2,505           13,029
  Other Charges ........................................              --               --            7,045               78
                                                            ------------     ------------     ------------     ------------
                                                                 152,940          198,837          446,351          553,165
                                                            ------------     ------------     ------------     ------------

EQUITY INCOME (LOSS) IN UNCONSOLIDATED AFFILIATES ......           1,273             (568)           4,913            1,103
                                                            ------------     ------------     ------------     ------------

OPERATING INCOME .......................................          10,570           21,930           41,451           49,872
                                                            ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest Expense .....................................          (5,795)         (10,800)         (18,053)         (32,674)
  Other, Net ...........................................            (462)           1,742             (688)          10,006
                                                            ------------     ------------     ------------     ------------
                                                                  (6,257)          (9,058)         (18,741)         (22,668)
                                                            ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES .............................           4,313           12,872           22,710           27,204
INCOME TAX PROVISION ...................................          (1,337)          (4,505)          (7,040)          (9,521)
                                                            ------------     ------------     ------------     ------------
NET INCOME BEFORE MINORITY INTERESTS ...................           2,976            8,367           15,670           17,683
MINORITY INTERESTS .....................................          (1,031)            (883)          (2,286)          (2,339)
                                                            ------------     ------------     ------------     ------------
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE           1,945            7,484           13,384           15,344
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX .....              --               --           (6,412)              --
                                                            ------------     ------------     ------------     ------------
NET INCOME .............................................    $      1,945     $      7,484     $      6,972     $     15,344
                                                            ============     ============     ============     ============

BASIC NET INCOME PER SHARE:
  Basic Net Income Before Cumulative Effect of
     Accounting Change .................................    $       0.02     $       0.06     $       0.12     $       0.13
  Cumulative Effect of Accounting Change ...............              --               --            (0.06)              --
                                                            ------------     ------------     ------------     ------------
  Net Income ...........................................    $       0.02     $       0.06     $       0.06     $       0.13
                                                            ============     ============     ============     ============
  Basic Weighted Average Shares Outstanding ............         111,620          121,775          110,974          121,597
                                                            ============     ============     ============     ============

DILUTED NET INCOME PER SHARE:
  Diluted Net Income Before Cumulative Effect of
     Accounting Change .................................    $       0.02     $       0.06     $       0.12     $       0.12
  Cumulative Effect of Accounting Change ...............              --               --            (0.06)              --
                                                            ------------     ------------     ------------     ------------
  Net Income ...........................................    $       0.02     $       0.06     $       0.06     $       0.12
                                                            ============     ============     ============     ============
  Diluted Weighted Average Shares Outstanding ..........         112,685          123,308          112,420          123,311
                                                            ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               GRANT PRIDECO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          -------------------------
                                                                             2002           2003
                                                                          ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .........................................................    $    6,972     $   15,344
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
  Cumulative Effect of Accounting Change, Net of Tax .................         6,412             --
  Gain on Sale of Businesses, Net ....................................            --         (3,488)
  Depreciation and Amortization ......................................        22,924         33,562
  Non-Cash Portion of Other Charges ..................................         2,580            (73)
  Deferred Income Tax ................................................           (68)        (2,487)
  Deferred Compensation Expense ......................................         1,891          2,850
  Minority Interests in Consolidated Subsidiaries ....................         2,286          2,339
  Equity Income in Unconsolidated Affiliates, Net of Dividends .......        11,175         12,636
  Change in Operating Assets and Liabilities, Net of Effects of
     Businesses Acquired:
     Accounts Receivable, Net ........................................        34,493        (32,280)
     Inventories .....................................................        30,150         (5,203)
     Other Current Assets ............................................         5,296         19,481
     Other Assets ....................................................           473            791
     Accounts Payable ................................................       (17,946)        11,271
     Customer Advances ...............................................          (635)         1,159
     Other Accrued Liabilities .......................................         7,801         (1,016)
     Other, Net ......................................................        (5,892)         6,216
                                                                          ----------     ----------
          Net Cash Provided by Operating Activities ..................       107,912         61,102
                                                                          ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired ....................        (3,527)        (8,261)
  Proceeds from Sale of Businesses, Net of Cash Disposed .............            --         24,064
  Investments in and Advances to Unconsolidated Affiliates ...........        (2,429)        (3,711)
  Capital Expenditures for Property, Plant, and Equipment ............       (34,459)       (28,386)
  Other, Net .........................................................            --            250
                                                                          ----------     ----------
          Net Cash Used in Investing Activities ......................       (40,415)       (16,044)
                                                                          ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net ............................................       (61,163)       (50,404)
  Purchases of Treasury Stock ........................................        (1,799)        (1,847)
  Proceeds from Stock Option Exercises ...............................         1,164            379
                                                                          ----------     ----------
          Net Cash Used in Financing Activities ......................       (61,798)       (51,872)
                                                                          ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................         5,699         (6,814)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................        10,384         21,878
                                                                          ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................    $   16,083     $   15,064
                                                                          ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               GRANT PRIDECO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

  Basis of Presentation

    The accompanying consolidated financial statements of Grant Prideco, Inc. (the "Company" or "Grant Prideco") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions between Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

    The Annual Report on Form 10-K for the year ended December 31, 2002 includes disclosures related to significant accounting policies including revenue recognition, accounts receivable valuation, inventory valuation, business combinations, impairment of long-lived assets, goodwill and intangible assets, estimates related to contingent liabilities and future claims, and pension liabilities.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include reserves for inventory obsolescence, self-insurance, valuation of goodwill and long-lived assets, product warranty claims, determination of income taxes, contingent liabilities, and purchase accounting allocations. Actual results could differ from those estimates.

    Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2003 classifications and are of a normal recurring nature. These reclassifications have no impact on net income.

2.       STOCK-BASED COMPENSATION

    Pro Forma Stock Option Compensation Expense

    The Company accounts for its stock-based compensation programs using the intrinsic value method of accounting established by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for stock issued to employees" and related interpretations. Under APB No. 25, No compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of common stock on the grant date. Non-employee stock-based compensation is accounted for using the fair value method in accordance with Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation".

    Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the Company's incentive compensation plans, the company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 -------------------------------    -------------------------------
                                                                     2002              2003             2002              2003
                                                                 -------------     -------------    -------------     -------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income As Reported ......................................    $       1,945     $       7,484    $       6,972     $      15,344
   Add:  Stock-based employee compensation expense
     included in reported net income, net of related tax
     effects ................................................              545               415              843             2,421
   Deduct:  Total stock-based employee compensation
     expense determined under the fair value method for
     all awards, net of related tax effects .................           (4,988)           (1,888)         (13,740)          (10,492)
                                                                 -------------     -------------    -------------     -------------
Pro Forma Net Income (Loss) .................................    $      (2,498)    $       6,011    $      (5,925)    $       7,273
                                                                 =============     =============    =============     =============

Earnings (Loss) Per Share:
    Basic As Reported .......................................    $        0.02     $        0.06    $        0.06     $        0.13
                                                                 =============     =============    =============     =============
    Basic Pro Forma .........................................    $       (0.02)    $        0.05    $       (0.05)    $        0.06
                                                                 =============     =============    =============     =============

    Diluted As Reported .....................................    $        0.02     $        0.06    $        0.06     $        0.12
                                                                 =============     =============    =============     =============
    Diluted Pro Forma .......................................    $       (0.02)    $        0.05    $       (0.05)    $        0.06
                                                                 =============     =============    =============     =============

    The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options.

   Employee Stock Purchase Plan

    In May 2003, the Company's Employee Stock Purchase Plan ("ESPP") was approved and the Company reserved 1.3 million shares of Grant Prideco common stock ("Common Stock") for issuance under the ESPP. Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to certain limitations. Each one-year offering period commences on January 1 of each year, except the initial offering period which commenced on July 1, 2003 and will conclude on December 31, 2003. The price at which the Common Stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the Common Stock on the commencement date or the last trading day of each offering period. As of September 30, 2003, the proceeds collected by the Company under the ESPP totaled approximately $0.4 million.

3.   COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       -------------------------     -------------------------
                                                                         2002           2003           2002            2003
                                                                       ----------     ----------     ----------     ----------
                                                                                           (IN THOUSANDS)
Net Income ........................................................    $    1,945     $    7,484     $    6,972     $   15,344

Foreign Currency Translation Adjustments ..........................        (2,000)        (2,775)        (3,611)           366
Realized Currency Translation Adjustment on Rotator Included in Net
   Income, Net of Tax of $170 .....................................            --           (316)            --           (316)
                                                                       ----------     ----------     ----------     ----------
    Net Foreign Currency Translation Adjustment, Net of Tax .......        (2,000)        (3,091)        (3,611)            50

Change in Derivatives, Net of Tax of $4 and ($139), Respectively ..             8             --           (310)            --
Unrealized Loss on Marketable Securities, Net of Tax of $24 .......            --             --             54             --
                                                                       ----------     ----------     ----------     ----------
     Total Comprehensive Income (Loss) ............................    $      (47)    $    4,393     $    3,105     $   15,394
                                                                       ==========     ==========     ==========     ==========

4.       INVENTORIES

    Inventories by category are as follows:

                                           DECEMBER 31,     SEPTEMBER 30,
                                              2002              2003
                                          -------------    -------------
                                                 (IN THOUSANDS)
Raw Materials, Components and Supplies    $     122,371    $     114,344
Work in Process ......................           31,708           33,479
Finished Goods .......................           93,857           87,772
                                          -------------    -------------
  Total ..............................    $     247,936    $     235,595
                                          =============    =============

5.       PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

                                    DECEMBER 31,      SEPTEMBER 30,
                                       2002               2003
                                   -------------     -------------
                                            (IN THOUSANDS)
Land ..........................    $      24,702     $      23,269
Buildings and Improvements ....           88,685            92,175
Machinery and Equipment .......          282,898           296,543
Furniture and Fixtures ........           16,134            19,709
Construction in Progress ......           36,852            34,624
                                   -------------     -------------
                                         449,271           466,320
Less:  Accumulated Depreciation         (156,767)         (184,682)
                                   -------------     -------------
  Total .......................    $     292,504     $     281,638
                                   =============     =============

6.   OTHER CHARGES

   2000 Charges

    The Company recorded certain charges in 2000 totaling $7.9 million that related to accrued liabilities. The accrued liability balance as of September 30, 2003 is summarized below (in thousands):


                                                                                   LIABILITY
                                    TOTAL           CASH                            BALANCE
                                   CHARGES        PAYMENTS       ADJUSTMENTS        9/30/03
                                 ------------    ------------    ------------     ------------
Litigation Accrual ..........    $      2,500    $      1,875    $        (25)    $        650
Contingent Liability Accrual            4,650           3,250           1,400               --
Other Accrued Liabilities ...             709             709              --               --
                                 ------------    ------------    ------------     ------------
  Total .....................    $      7,859    $      5,834    $      1,375     $        650
                                 ============    ============    ============     ============

    In July 2003, the dispute underlying the contingent liability accrual was settled for $3.3 million, therefore a $1.4 million adjustment was made in the second quarter of 2003 to reduce the accrued contingent liability to the actual settlement amount and is recorded in "Other Charges" in the Consolidated Statements of Operations. The litigation accrual of $0.7 million is expected to be settled within the next year.

   2002 Charges

    Results for the second quarter of 2002 include $7.0 million of pre-tax charges, $4.9 million net of tax. These charges include $2.6 million related to fixed asset write-downs and $4.5 million for executive severance payments and related expenses.

    These charges are summarized in the following chart by segment (in thousands):

                                   DRILLING       TUBULAR
                                   PRODUCTS      TECHNOLOGY
                                     AND            AND
                                   SERVICES       SERVICES       CORPORATE        TOTAL
                                  -----------    -----------    -----------    -----------
Fixed Asset Write-Downs(a) ...    $     2,360    $       220    $        --    $     2,580
Severance(b) .................             --             --          4,465          4,465
                                  -----------    -----------    -----------    -----------
    Total ....................    $     2,360    $       220    $     4,465    $     7,045
                                  ===========    ===========    ===========    ===========

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

    Second Quarter 2003 Charges

Results for the second quarter of 2003 include $7.9 million of pre-tax charges, $5.1 million net of tax. These charges include $6.4 million related to inventory reserves for exited product lines and $1.5 million for stock compensation expense and are summarized in the following chart by segment (in thousands):

                                             TUBULAR
                                            TECHNOLOGY
                                               AND
                                             SERVICES         OTHER        CORPORATE       TOTAL
                                            ----------     -----------    -----------    -----------
Inventory Reserves for Exited Product
Lines(a) ...............................    $      425     $     6,000    $        --    $     6,425
Stock Compensation Expense(b) ..........            --              --          1,478          1,478
                                            ----------     -----------    -----------    -----------
    Total ..............................    $      425     $     6,000    $     1,478    $     7,903
                                            ==========     ===========    ===========    ===========

----------

(a) The inventory reserves for the exited product lines were reported as cost of sales and relate to the write-down of inventories, primarily industrial drilling products, to their net estimated realizable values. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposition. The remaining inventory, which has a carrying value of $1.8 million as of September 30, 2003, is expected to be liquidated within the next 12 months.

(b) In May 2003, two members of the Board of Directors volunteered to step down to reduce the number of common directors between Grant Prideco and its former parent, Weatherford International LTD. (Weatherford), and vesting of their stock-based compensation was accelerated and was recorded in "Other Charges" in the Consolidated Statements of Operations.

7.   NET INCOME PER SHARE

    Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. When a loss occurs for the period, the effect of stock options is not included in the diluted computation because to do so would be antidilutive. The computation of diluted earnings per share for the three and nine months ended September 30, 2002 did not include options to purchase 5.9 million and 4.9 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period. The computation of diluted earnings per share for the three and nine months ended September 30, 2003 did not include options to purchase 5.4 million and 5.2 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock.

8.   SENIOR CREDIT FACILITY

    As of September 30, 2003, the Company had borrowed $62.0 million under a $240 million Senior Credit Facility (Senior Credit Facility), comprised of $17.4 million of revolving credit facility borrowings and $44.6 million related to the term loan borrowings. Also, $6.2 million was used to support outstanding letters of credit as of September 30, 2003. Net borrowing availability was $121.7 million as of September 30, 2003. The revolving credit facility borrowings under the Senior Credit Facility are recorded as "Long-Term Debt" in the accompanying Consolidated Balance Sheets, as the Company has the intent and ability under the credit agreements to maintain these obligations for longer than one year.


9.   GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

    The Company completed the transitional goodwill impairment test as of January 1, 2002 and recorded a pre-tax goodwill impairment charge of $9.3 million, $6.4 million net of tax, related to its Industrial reporting unit. This charge had no impact on cash flows and was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations effective January 1, 2002.

The carrying amount of goodwill by reporting unit is as follows:

                                                                        TUBULAR          MARINE
                                         DRILLING                      TECHNOLOGY       PRODUCTS
                                         PRODUCTS                         AND             AND
                                       AND SERVICES     REEDHYCALOG     SERVICES        SERVICES       INDUSTRIAL        TOTAL
                                       -------------   -------------  -------------   -------------   -------------   -------------
                                                                             (IN THOUSANDS)
 Balance at December 31, 2001 .......  $     114,485   $          --  $      92,064   $      14,130   $      10,842   $     231,521
 Acquisitions .......................         14,203         155,983            640           3,996              --         174,822
 Transitional Impairment Charge .....             --              --             --              --          (9,308)         (9,308)
 Translation and Other Adjustments ..         (3,489)             --             --             537              --          (2,952)
                                       -------------   -------------  -------------   -------------   -------------   -------------
 Balance at December 31, 2002 .......  $     125,199   $     155,983  $      92,704   $      18,663   $       1,534   $     394,083
                                       -------------   -------------  -------------   -------------   -------------   -------------
 Acquisitions .......................             --           3,249            (13)          3,060              --           6,296
 Dispositions .......................             --              --             --          (4,793)         (1,534)         (6,327)
 Translation and Other Adjustments ..         (1,427)             --             --            (300)             --          (1,727)
                                       -------------   -------------  -------------   -------------   -------------   -------------
 Balance at September 30, 2003 ......  $     123,772   $     159,232  $      92,691   $      16,630   $          --   $     392,325
                                       =============   =============  =============   =============   =============   =============

    Intangible assets of $39.0 million and $38.3 million, net of accumulated amortization of $3.4 million and $6.3 million, as of December 31, 2002 and September 30, 2003, respectively, are recorded at cost and are amortized on a straight-line basis. The Company's intangible assets primarily consist of patents, covenants not to compete, technology licenses, trademarks, and customer relationships that are amortized over the definitive terms of the related agreement or the Company's estimate of their useful lives if there are no definitive terms. The following table shows the Company's intangible assets by asset category (in thousands):


                                                DECEMBER 31, 2002                                 SEPTEMBER 30, 2003
                                  ------------------------------------------------  ------------------------------------------------
                                     GROSS                               NET           GROSS                              NET
                                  INTANGIBLES       ACCUMULATED      INTANGIBLES     INTANGIBLES      ACCUMULATED     INTANGIBLES
                                    12/31/02        AMORTIZATION       12/31/02        9/30/03        AMORTIZATION       9/30/03
                                  --------------   --------------   --------------  --------------   --------------   --------------
   Patents .....................  $       30,828   $         (563)  $       30,265  $       32,830   $       (2,202)  $       30,628
   Technology Licenses .........           2,434             (385)           2,049           2,696             (507)           2,189
   Customer Relationships ......           3,300               (1)           3,299           3,300             (125)           3,175
   Trademarks ..................           1,610              (33)           1,577           1,610             (326)           1,284
   Covenants Not To Compete ....           4,150           (2,387)           1,763           4,150           (3,159)             991
                                  --------------   --------------   --------------  --------------   --------------   --------------
                                  $       42,322   $       (3,369)  $       38,953  $       44,586   $       (6,319)  $       38,267
                                  ==============   ==============   ==============  ==============   ==============   ==============

    Amortization expense related to intangible assets for the nine months ended September 30, 2002 and 2003 were $0.7 million and $3.0 million, respectively, and is recorded in "General and Administrative" and "Research and Engineering" expenses in the Consolidated Statements of Operations. Amortization expense related to existing intangible assets for the remainder of 2003 is estimated to be $1.0 million and for each of the years 2004 through 2008 is estimated to be approximately $3.6 million, $3.0 million, $3.0 million, $2.5 million, and $2.4 million, respectively.

10.  RESTRICTED CASH

    At September 30, 2003, the Company had $1.9 million of restricted cash. The restricted cash relates to the Company's 60% interest in Tianjin Pipe Company ("TPCO") that is designated for property, plant, and equipment expenditures and is subject to dividend and distribution restrictions.

11.   SEGMENT INFORMATION

   BUSINESS SEGMENTS

    The Company operates through four primary business segments: Drilling Products and Services, ReedHycalog(TM), Tubular Technology and Services, and Marine Products and Services. The Company's Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavy weight drill pipe and accessories. The ReedHycalog segment designs, manufactures, and distributes fixed-cutter and roller-cone drill bits. The Company's Tubular Technology and Services segment designs, manufactures, and sells a line of premium connections and associated premium tubular products and accessories. The Company's Marine Products and Services segment manufactures and sells a variety of products used in subsea construction and installation, which consists primarily of large bore casing and riser products and high specification valves for use in drilling and production activity. In September 2003, the Company sold the Rotator control valve business included in the Marine Products and Services segment. See Note 14 for further discussion of this disposition. In addition to the products and services provided through the Company's four primary business segments, the Company also has an Other segment that, until exiting its product lines during the first half of 2003, manufactured drill pipe and other products used in the industrial markets for fiber optic cable installation, construction, and water well drilling. See Note 14 for further discussions related to the Company's Other operations.

                                             DRILLING                  TUBULAR    MARINE
                                             PRODUCTS                 TECHNOLOGY  PRODUCTS
                                               AND                       AND        AND
THREE MONTHS ENDED:                          SERVICES  REEDHYCALOG     SERVICES   SERVICES    OTHER      CORPORATE        TOTAL
                                            ---------  ------------  -----------  ---------  --------   ------------   ------------
                                                                             (IN THOUSANDS)
 SEPTEMBER 30, 2002
   Revenues from Unaffiliated Customers ..  $  77,362  $         --  $    58,680  $  19,086  $  7,109   $         --   $    162,237
   Operating Income (Loss) ...............     13,999            --        1,441        806       373         (6,049)        10,570

 SEPTEMBER 30, 2003
   Revenues from Unaffiliated Customers ..  $  86,650  $     68,081  $    45,871  $  19,950  $    783   $         --   $    221,335
   Operating Income (Loss) ...............     14,787        13,116          682        562    (1,256)        (5,961)        21,930


                                             DRILLING                  TUBULAR    MARINE
                                             PRODUCTS                 TECHNOLOGY  PRODUCTS
                                               AND                       AND        AND
NINE MONTHS ENDED:                           SERVICES  REEDHYCALOG     SERVICES   SERVICES     OTHER      CORPORATE       TOTAL
                                            ---------  ------------  -----------  ---------   --------   ------------   ---------
                                                                          (IN THOUSANDS)
 SEPTEMBER 30, 2002
   Revenues from Unaffiliated Customers ..  $ 244,752  $         --  $   169,940  $  47,086   $ 21,111   $         --   $ 482,889
   Operating Income (Loss) ...............     53,182            --        9,262        (71)    (1,176)       (19,746)     41,451

 SEPTEMBER 30, 2003
   Revenues from Unaffiliated Customers ..  $ 219,861  $    178,056  $   143,599  $  52,668   $  7,750   $         --   $ 601,934
   Operating Income (Loss) ...............     31,672        35,733        5,792       (236)    (8,365)       (14,724)     49,872


12.   RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No.
46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the FASB issued FASB Staff Position, Interpretation No. 46-6 "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" which provides that FASB Interpretation No. 46 is effective for an entity's first reporting period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The Interpretation applies immediately to variable interest entities created after January 1, 2003, or in which we obtain an interest after that date. The Company is currently evaluating the potential effect, if any, this interpretation will have on its consolidated results of operations and its financial condition, with respect to entities acquired before February 1, 2003.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within its scope be classified as an asset or liability. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 in the third quarter of 2003 and there was no impact on the Company's consolidated results of operations or financial condition.

13.   ACQUISITIONS

    On December 20, 2002, the Company purchased the ReedHycalog drill bits business from Schlumberger Technology Corporation and its affiliates (Schlumberger) for approximately $350 million, consisting of $255 million in cash (subject to adjustment), approximately $90 million in Grant Prideco common stock, and approximately $5 million of assumed non-current liabilities. At September 30, 2003, goodwill recognized in the acquisition of ReedHycalog was $159.2 million. The results of ReedHycalog have been included in the financial statements from the date of acquisition. ReedHycalog is a leading designer, manufacturer, and distributor of fixed-cutter and roller-cone drill bits to the global oil and gas industry.

    The purchase price for ReedHycalog has been allocated to the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation is based upon the Company's current estimates of respective fair values. Some allocations are based on studies and independent valuations. The Company expects to finalize the determination of the fair value of all of the ReedHycalog assets and liabilities in 2003. Deferred tax liabilities will also be finalized after the final allocation of the purchase price and the final tax basis of the assets and liabilities has been determined.

    The following unaudited pro forma summary presents information as if ReedHycalog had been acquired at the beginning of the period presented. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the allocated purchase price of the property, plant, and equipment acquired and of intangible assets; reduction of employee benefit expenses related to benefit plans not to be continued by Grant Prideco; increased interest expense on acquisition debt; and elimination of interest income that is not expected to have a continuing impact. The pro forma amounts do not reflect any benefits from synergies that might be achieved from the combined operations.

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 2002   SEPTEMBER 30, 2002
                                                                         ------------------   ------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues .............................................................   $          207,221   $          632,112
Net Income Before Cumulative Effect of Accounting Change .............               11,027               31,651
Net Income ...........................................................               11,027               25,239
Basic Earnings Per Share Before Cumulative Effect of Accounting
Change ...............................................................                 0.09                 0.26
Diluted Earnings Per Share Before Cumulative Effect of
Accounting Change ....................................................                 0.09                 0.26
Basic Earnings Per Share .............................................                 0.09                 0.21
Diluted Earnings Per Share ...........................................                 0.09                 0.21

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

    On March 26, 2002, the Company also entered into a joint venture with TPCO for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture supplying JSG with all of its tubular requirements. The Company currently owns a 60% interest in the joint venture with TPCO and plans to invest approximately $5 million for machinery and equipment representing the Company's contribution to the joint venture. As of September 30, 2003, the Company had invested approximately $2.7 million into this joint venture.

    On May 7, 2002, the Company acquired 65% of Rotator AS (Rotator), a Norwegian company that manufactures control valves and systems for the offshore oil and gas industry. On January 28, 2003, the Company purchased the remaining 35% interest in Rotator. Total consideration for the purchase of Rotator was 0.3 million shares of Grant Prideco common stock with a value of approximately $5.1 million and $6.1 million in cash. Goodwill recognized in the acquisition of Rotator was $5.1 million, all of which related to the 2003 step-acquisition. Rotator's results of operations and financial condition are included in the Company's Marine Products and Services segment. In September 2003, the Company sold Rotator. See Note 14 for further discussion.

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

    The acquisitions discussed above were accounted for using the purchase method of accounting. The results of operations of all acquisitions are included in the Consolidated Statements of Operations from their respective dates of acquisition. The purchase prices were allocated to the net assets acquired based upon their estimated fair market values at the dates of acquisitions. The acquisitions mentioned above, with the exception of the ReedHycalog acquisition, are not material to the Company individually or in the aggregate for each applicable year, therefore pro forma information is not presented. See Note 15 for supplemental cash flow information concerning acquisitions.

14.  DISPOSITIONS

      On September 2, 2003, the Company sold Rotator for $13.5 million in cash, subject to a working capital adjustment by the end of 2003. The gain recognized on the sale was $2.2 million, $1.4 million net of tax, and is recorded in the Consolidated Statements of Operations as "Other, Net". Revenues related to Rotator included in the Marine Products and Services segment's results for the three and nine months ended September 30, 2002 and 2003 were $4.9 million and $8.6 million, and $2.2 million and $8.7 million, respectively. Operating income related to Rotator for the three and nine months ended September 30, 2002 and 2003 were $0.4 million and $0.9 million, and $0.3 million and $0.9 million, respectively.

    On March 25, 2003, the Company sold Star Iron Works, Inc. (Star), a manufacturer of drilling tools for the water well, construction, and utility boring industries, for $11.0 million in cash and a note valued at approximately $0.9 million. The gain recognized on the sale of Star was $1.3 million, $0.8 million net of tax, and is recorded in the Consolidated Statements of Operations as "Other, Net". Revenues related to Star included in the Other segment's results for the three and nine months ended September 30, 2002 and 2003 were $5.0 million and $15.3 million, and $0 and $3.6 million, respectively. Operating income related to Star for the three and nine months ended September 30, 2002 and 2003 were $0.4 million and $1.2 million, and $0 and $0.1 million, respectively.

    During the second quarter of 2003, the Company announced the shut-down of its Bryan, Texas facility, where the majority of its industrial drilling products and oil and gas tubing operations have occurred. Future operations, if any, will be conducted at the Company's Navasota, Texas location. In connection with the decision to shut-down the Bryan, Texas facility, the Company recorded a $6.4 million charge to reduce the carrying value of inventories, primarily industrial drilling products, to their estimated net realizable values. For further discussion on the charge, see Note 6.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

    The following table summarizes investing activities relating to acquisitions (in thousands):

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 ------------------------
                                                    2002          2003
                                                 ----------    ----------
Fair Value of Assets, Net of Cash Acquired ...   $   28,065    $    1,965
Goodwill .....................................       14,710         6,296
Fair Value of Liabilities Assumed ............      (18,336)           --
Grant Prideco Common Stock Issued ............      (20,912)           --
                                                 ----------    ----------
   Cash Consideration, Net of Cash Acquired ..   $    3,527    $    8,261
                                                 ==========    ==========

    For additional information on 2003 goodwill changes and acquisition activity, see Notes 9 and 13.

16.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    The Company's 50.01% owned joint venture, Voest-Alpine, is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. Summarized financial information for Voest-Alpine is as follows (in thousands):

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                             -----------------------   -----------------------
                                2002         2003         2002          2003
                             ----------   ----------   ----------   ----------
Net Sales ................   $   54,939   $   61,257   $  169,343   $  176,799
                             ----------   ----------   ----------   ----------
Gross Profit .............        7,666        4,162       26,286       19,413
                             ----------   ----------   ----------   ----------
Net Income ...............   $    2,736   $    1,111   $   12,852   $    7,232
                             ==========   ==========   ==========   ==========
Company's Equity Income ..   $    2,441   $      518   $    7,107   $    4,324
                             ==========   ==========   ==========   ==========
Dividends Received .......   $       --   $       --   $   16,088   $   13,649
                             ==========   ==========   ==========   ==========

    The Company's equity in earnings differs from its proportionate share of net income (loss) due to the elimination of intercompany profit on Voest-Alpine sales to the Company.

17.  PREFERRED SUPPLIER CREDIT AGREEMENT

    In April 2000, Weatherford spun off Grant Prideco to its stockholders as an independent, publicly traded company (the "Distribution"). In connection with the initial capitalization of the Company, and in consideration of amounts due from the Company to Weatherford at the time of the Distribution, the Company entered into a preferred supplier agreement with Weatherford. Pursuant to this agreement Weatherford agreed for at least a three-year period from the Distribution date to purchase a minimum of 70% of its requirements of certain products from the Company; and the Company agreed to a $30 million credit, subject to a limitation of the application of the credit to no more than 20% of any purchase. In April 2003, the agreement was extended for two additional years and the unused preferred supplier credit balance was reduced by $6.6 million and was treated as a reduction in the accrued liability as a credit to other income. Such adjustment is reflected in "Other, Net" in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2003. At September 30, 2003, the remaining credit balance was $8.8 million, of which $1 million is classified as "Other Accrued Liabilities", with the remaining balance classified as "Other Long-Term Liabilities" in the accompanying Consolidated Balance Sheets.

18.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

    The following unaudited condensed consolidating balance sheet as of September 30, 2003, condensed consolidating statements of operations for the three and nine months ended September 30, 2002 and 2003 and condensed consolidating statements of cash flows for the nine months ended September 30, 2002 and 2003 are provided for the Company's domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company's obligations to pay principal and interest under the 9% and 9 5/8% Senior Notes are guaranteed on a joint and several basis by all of the Company's domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.


                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                                 NON-
                                                   PARENT       GUARANTORS     GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                ------------   ------------   ------------    ------------    ------------
                                                            ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents .................   $         --   $      4,090   $     10,974    $         --    $     15,064
  Restricted Cash ...........................             --            119          1,753              --           1,872
  Accounts Receivable, Net ..................             --         91,940        124,590              --         216,530
  Inventories ...............................             --        142,714         92,881              --         235,595
  Current Deferred Tax Assets ...............             --         22,383          1,067              --          23,450
  Other Current Assets ......................             --         12,203          9,463              --          21,666
                                                ------------   ------------   ------------    ------------    ------------
                                                          --        273,449        240,728              --         514,177
                                                ------------   ------------   ------------    ------------    ------------
PROPERTY, PLANT, AND EQUIPMENT, NET .........             --        187,160         94,478              --         281,638
GOODWILL ....................................             --        216,685        175,640              --         392,325
INVESTMENTS IN AND ADVANCES TO
  SUBSIDIARIES ..............................        947,027             --         (7,802)       (939,225)             --
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
  AFFILIATES ................................         47,316             --             --              --          47,316
OTHER ASSETS ................................          8,078         31,924         17,030              --          57,032
                                                ------------   ------------   ------------    ------------    ------------
                                                $  1,002,421   $    709,218   $    520,074    $   (939,225)   $  1,292,488
                                                ============   ============   ============    ============    ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current
     Portion of Long-Term Debt ..............   $         --   $     10,431   $      2,080    $         --    $     12,511
  Accounts Payable ..........................             --         48,537         27,635              --          76,172
  Current Deferred Tax Liabilities ..........             --             --          2,808              --           2,808
  Customer Advances .........................             --            693          1,694              --           2,387
  Other Accrued Liabilities .................         12,011         32,176         40,339              --          84,526
                                                ------------   ------------   ------------    ------------    ------------
                                                      12,011         91,837         74,556              --         178,404
                                                ------------   ------------   ------------    ------------    ------------
LONG-TERM DEBT ..............................        374,261         55,551          2,259              --         432,071
DEFERRED TAX LIABILITIES ....................             --         20,039         20,799              --          40,838
OTHER LONG-TERM LIABILITIES .................          7,802          8,602          5,270              --          21,674
COMMITMENTS AND CONTINGENCIES ...............             --             --             --              --              --
MINORITY INTERESTS ..........................             --             --         11,154              --          11,154
STOCKHOLDERS' EQUITY ........................        608,347        533,189        406,036        (939,225)        608,347
                                                ------------   ------------   ------------    ------------    ------------
                                                $  1,002,421   $    709,218   $    520,074    $   (939,225)   $  1,292,488
                                                ============   ============   ============    ============    ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                                                        NON-
                                                     PARENT         GUARANTORS       GUARANTORS      ELIMINATIONS        TOTAL
                                                  ------------     ------------     ------------     ------------     ------------
REVENUES .....................................    $         --     $    105,645     $     56,592     $         --     $    162,237
                                                  ------------     ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
  Cost of Sales ..............................              --           88,471           41,349               --          129,820
  Selling, General, and Administrative .......              --           17,630            5,490               --           23,120
                                                  ------------     ------------     ------------     ------------     ------------
                                                            --          106,101           46,839               --          152,940
                                                  ------------     ------------     ------------     ------------     ------------

EQUITY INCOME IN UNCONSOLIDATED AFFILIATES ...           1,273               --               --               --            1,273
                                                  ------------     ------------     ------------     ------------     ------------

OPERATING INCOME (LOSS) ......................           1,273             (456)           9,753               --           10,570
                                                  ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest Expense ...........................          (5,066)            (470)            (259)              --           (5,795)
  Equity in Subsidiaries, Net of Taxes .......           4,694               --               --           (4,694)              --
  Other, Net .................................              --              304             (766)              --             (462)
                                                  ------------     ------------     ------------     ------------     ------------
                                                          (372)            (166)          (1,025)          (4,694)          (6,257)
                                                  ------------     ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES ............             901             (622)           8,728           (4,694)           4,313
INCOME TAX (PROVISION) BENEFIT ...............           1,044              337           (2,718)              --           (1,337)
                                                  ------------     ------------     ------------     ------------     ------------
NET INCOME (LOSS) BEFORE MINORITY INTERESTS ..           1,945             (285)           6,010           (4,694)           2,976
MINORITY INTERESTS ...........................              --               --           (1,031)              --           (1,031)
                                                  ------------     ------------     ------------     ------------     ------------
NET INCOME (LOSS) ............................    $      1,945     $       (285)    $      4,979     $     (4,694)    $      1,945
                                                  ============     ============     ============     ============     ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                                     NON-
                                                  PARENT         GUARANTORS       GUARANTORS      ELIMINATIONS        TOTAL
                                               ------------     ------------     ------------     ------------     ------------
REVENUES ..................................    $         --     $    125,035     $     96,300     $         --     $    221,335
                                               ------------     ------------     ------------     ------------     ------------
COSTS AND EXPENSES:
  Cost of Sales ...........................              --           93,541           52,699               --          146,240
  Selling, General, and Administrative ....              --           30,422           22,175               --           52,597
                                               ------------     ------------     ------------     ------------     ------------
                                                         --          123,963           74,874               --          198,837
                                               ------------     ------------     ------------     ------------     ------------

EQUITY LOSS IN UNCONSOLIDATED AFFILIATES ..            (568)              --               --               --             (568)
                                               ------------     ------------     ------------     ------------     ------------

OPERATING INCOME (LOSS) ...................            (568)           1,072           21,426               --           21,930
                                               ------------     ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE):
  Interest Expense ........................          (9,188)          (1,499)            (113)              --          (10,800)
  Equity in Subsidiaries, Net of Taxes ....          12,407               --               --          (12,407)              --
  Other, Net ..............................           2,183            2,186           (2,627)              --            1,742
                                               ------------     ------------     ------------     ------------     ------------
                                                      5,402              687           (2,740)         (12,407)          (9,058)
                                               ------------     ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES .........           4,834            1,759           18,686          (12,407)          12,872
INCOME TAX (PROVISION) BENEFIT ............           2,650             (591)          (6,564)              --           (4,505)
                                               ------------     ------------     ------------     ------------     ------------
NET INCOME (LOSS) BEFORE MINORITY
  INTERESTS ...............................           7,484            1,168           12,122          (12,407)           8,367
MINORITY INTERESTS ........................              --               --             (883)              --             (883)
                                               ------------     ------------     ------------     ------------     ------------
NET INCOME (LOSS) .........................    $      7,484     $      1,168     $     11,239     $    (12,407)    $      7,484
                                               ============     ============     ============     ============     ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                                                         NON-
                                                      PARENT         GUARANTORS       GUARANTORS      ELIMINATIONS        TOTAL
                                                   ------------     ------------     ------------     ------------     ------------
REVENUES ......................................    $         --     $    365,320     $    117,569     $         --     $    482,889
                                                   ------------     ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
  Cost of Sales ...............................              --          295,672           78,585               --          374,257
  Selling, General, and Administrative ........              --           51,631           13,418               --           65,049
  Other Charges ...............................              --            5,745            1,300               --            7,045
                                                   ------------     ------------     ------------     ------------     ------------
                                                             --          353,048           93,303               --          446,351
                                                   ------------     ------------     ------------     ------------     ------------

EQUITY INCOME IN UNCONSOLIDATED AFFILIATES ....           4,913               --               --               --            4,913
                                                   ------------     ------------     ------------     ------------     ------------

OPERATING INCOME ..............................           4,913           12,272           24,266               --           41,451
                                                   ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest Expense ............................         (15,272)          (2,268)            (513)              --          (18,053)
  Equity in Subsidiaries, Net of Taxes ........          20,532               --               --          (20,532)              --
  Other, Net ..................................              --              540           (1,228)              --             (688)
                                                   ------------     ------------     ------------     ------------     ------------
                                                          5,260           (1,728)          (1,741)         (20,532)         (18,741)
                                                   ------------     ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES .............          10,173           10,544           22,525          (20,532)          22,710
INCOME TAX (PROVISION) BENEFIT ................           3,211            2,315          (12,566)              --           (7,040)
                                                   ------------     ------------     ------------     ------------     ------------
NET INCOME (LOSS) BEFORE MINORITY INTERESTS ...          13,384           12,859            9,959          (20,532)          15,670
MINORITY INTERESTS ............................              --               --           (2,286)              --           (2,286)
                                                   ------------     ------------     ------------     ------------     ------------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ...........................          13,384           12,859            7,673          (20,532)          13,384
CUMULATIVE EFFECT OF ACCOUNTING CHANGE ........              --           (6,412)              --               --           (6,412)
                                                   ------------     ------------     ------------     ------------     ------------
NET INCOME (LOSS) .............................    $     13,384     $      6,447     $      7,673     $    (20,532)    $      6,972
                                                   ============     ============     ============     ============     ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                                        NON-
                                                     PARENT         GUARANTORS       GUARANTORS      ELIMINATIONS        TOTAL
                                                  ------------     ------------     ------------     ------------     ------------
REVENUES .....................................    $         --     $    356,497     $    245,437     $         --     $    601,934
                                                  ------------     ------------     ------------     ------------     ------------
COSTS AND EXPENSES:
  Cost of Sales ..............................              --          284,190          129,107               --          413,297
  Selling, General, and Administrative .......              --           81,712           58,078               --          139,790
  Other Charges ..............................              --               78               --               --               78
                                                  ------------     ------------     ------------     ------------     ------------
                                                            --          365,980          187,185               --          553,165
                                                  ------------     ------------     ------------     ------------     ------------

EQUITY INCOME IN UNCONSOLIDATED AFFILIATES ...           1,103               --               --               --            1,103
                                                  ------------     ------------     ------------     ------------     ------------

OPERATING INCOME (LOSS) ......................           1,103           (9,483)          58,252               --           49,872
                                                  ------------     ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE):
  Interest Expense ...........................         (27,455)          (4,698)            (521)              --          (32,674)
  Equity in Subsidiaries, Net of Taxes .......          30,206               --               --          (30,206)              --
  Other, Net .................................           3,488           12,542           (6,024)              --           10,006
                                                  ------------     ------------     ------------     ------------     ------------
                                                         6,239            7,844           (6,545)         (30,206)         (22,668)
                                                  ------------     ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES ............           7,342           (1,639)          51,707          (30,206)          27,204
INCOME TAX (PROVISION) BENEFIT ...............           8,002             (217)         (17,306)              --           (9,521)
                                                  ------------     ------------     ------------     ------------     ------------
NET INCOME (LOSS) BEFORE MINORITY
  INTERESTS ..................................          15,344           (1,856)          34,401          (30,206)          17,683
MINORITY INTERESTS ...........................              --               --           (2,339)              --           (2,339)
                                                  ------------     ------------     ------------     ------------     ------------
NET INCOME (LOSS) ............................    $     15,344     $     (1,856)    $     32,062     $    (30,206)    $     15,344
                                                  ============     ============     ============     ============     ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                                                              NON-
                                                              PARENT        GUARANTORS     GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                            ------------   ------------   ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Cash Provided by Operating Activities ...........  $     13,955   $     87,069   $      6,888   $         --  $    107,912
                                                            ------------   ------------   ------------   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired ........        (4,835)         1,308             --             --        (3,527)
  Investments in and Advances to Unconsolidated Affiliates        (2,429)            --             --             --        (2,429)
  Capital Expenditures for Property, Plant & Equipment ...            --        (25,719)        (8,740)            --       (34,459)
                                                            ------------   ------------   ------------   ------------  ------------
     Net Cash Used in Investing Activities ...............        (7,264)       (24,411)        (8,740)            --       (40,415)
                                                            ------------   ------------   ------------   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net ................................        (6,056)       (60,968)         5,861             --       (61,163)
  Proceeds from Stock Option Exercises ...................         1,164             --             --             --         1,164
  Purchases of Treasury Stock ............................        (1,799)            --             --             --        (1,799)
                                                            ------------   ------------   ------------   ------------  ------------
     Net Cash (Used in) Provided by Financing Activities .        (6,691)       (60,968)         5,861             --       (61,798)
                                                            ------------   ------------   ------------   ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................            --          1,690          4,009             --         5,699
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........            --          1,905          8,479             --        10,384
                                                            ------------   ------------   ------------   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ...........  $         --   $      3,595   $     12,488   $         --  $     16,083
                                                            ============   ============   ============   ============  ============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                                           NON-
                                                              PARENT      GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                             ---------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Cash (Used in) Provided by Operating Activities ..  $ (17,034)  $     68,320   $      9,816   $         --   $     61,102
                                                             ---------   ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired .........     (1,851)        (1,250)        (5,160)            --         (8,261)
  Proceeds from Sale of Businesses, Net of Cash Disposed ..     24,064             --             --             --         24,064
  Investments in and Advances to Unconsolidated Affiliates      (3,711)            --             --             --         (3,711)
  Capital Expenditures for Property, Plant & Equipment ....         --        (19,697)        (8,689)            --        (28,386)
  Other, Net ..............................................         --             74            176             --            250
                                                             ---------   ------------   ------------   ------------   ------------
     Net Cash Provided by (Used in) Investing Activities ..     18,502        (20,873)       (13,673)            --        (16,044)
                                                             ---------   ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net .................................         --        (46,047)        (4,357)            --        (50,404)
  Purchases of Treasury Stock .............................     (1,847)            --             --             --         (1,847)
  Proceeds from Stock Option Exercises ....................        379             --             --             --            379
                                                             ---------   ------------   ------------   ------------   ------------
     Net Cash Used in Financing Activities ................     (1,468)       (46,047)        (4,357)            --        (51,872)
                                                             ---------   ------------   ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......         --          1,400         (8,214)            --         (6,814)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............         --          2,690         19,188             --         21,878
                                                             ---------   ------------   ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ............  $      --   $      4,090   $     10,974   $         --   $     15,064
                                                             =========   ============   ============   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is intended to assist you in understanding our financial condition as of December 31, 2002 and September 30, 2003, and our results of operations for each of the three and nine months ended September 30, 2002 and 2003. This discussion should be read with our financial statements and their notes included elsewhere in this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

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

GENERAL

    We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; a leading provider of high-performance engineered connections and premium tubular products and services. We historically have operated through three primary business segments: (1) Drilling Products and Services, (2) Tubular Technology and Services and (3) Marine Products and Services. On December 20, 2002, we acquired the ReedHycalog drill bits business from Schlumberger Technology Corporation and its affiliates, which we are operating as our fourth primary business segment.

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

EXITED PRODUCT LINES

    During the first quarter of 2003, we made a strategic decision to exit the manufacture and sale of industrial drilling products and oil and gas tubing. Pursuant to this decision, we sold our Star Iron Works, Inc. (Star) subsidiary, shut-down operations at our Bryan, Texas facility, and we are in the process of liquidating our remaining inventory. These Bryan, Texas operations generated approximately $37 million of revenues and $5 million of operating losses during fiscal 2002. Also as a result of this decision, we recognized a $1.3 million pre-tax, $0.8 million after tax, gain on the sale of our Star operation during the first quarter of 2003 and recorded inventory reserves of $6.4 million in cost of sales for the exited product lines, which related to the write-down of inventories, primarily industrial drilling products, to their estimated net realizable values. During the third quarter of 2003, we sold our Rotator control value business for $13.5 million in cash, subject to a working capital adjustment by the end of 2003. We recognized a $2.2 million pre-tax, $1.4 million after tax, gain on this sale.

MARKET TRENDS AND OUTLOOK

     Our business is materially dependent on the level of oil and gas drilling activity worldwide, which, in turn, depends on the level of capital spending by major, independent, and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. Most of our business segments follow both domestic and international rig count levels, however, their revenues, cash flows, and profitability follow the rig counts at different stages within the market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the rig counts by approximately six to nine months. Results from our Tubular Technology and Services segment should closely follow changes in North American rigs drilling for deep-gas, especially in the Gulf of Mexico and those rigs operated by major oil companies. Short-term demand in this segment can also be affected by inventories held by OCTG distributors. Demand for our Marine Products and Services follows the level of offshore and deepwater drilling activity, especially the Gulf of Mexico. Although deepwater drilling is dependent upon prices for oil and gas, it is less likely to follow short-term changes in oil and gas prices, as deepwater projects are more capital intensive and are typically based upon long-term forecasts for oil and gas prices. Historically, drill bit demand and ReedHycalog's earnings and cash flows have closely tracked the domestic and international rig counts, which we believe will somewhat offset the extreme cyclicality and mid-to-late cycle returns from our Drilling Products and Services segment.

    Prices for oil and natural gas have been and continue to be volatile, and material declines adversely affect the demand for our products and services. The following table sets forth certain information with respect to oil and natural gas prices and the North American (U.S. and Canadian) and international rig counts:

                                                  THREE MONTHS ENDED
                              ------------------------------------------------------------
                              SEPTEMBER 30, 2002   DECEMBER 31, 2002    SEPTEMBER 30, 2003
                              ------------------   ------------------   ------------------
WTI Oil(a)
  Average .................   $            28.30   $            28.27   $            30.21
  Ending ..................                30.45                31.20                29.20
Henry Hub Gas(b)
  Average .................   $             3.21   $             4.31   $             4.88
  Ending ..................                 4.07                 4.59                 4.68
North American Rig Count(c)
  Average .................                1,103                1,130                1,471
  Ending ..................                1,110                1,204                1,441
International Rig Count(c)
  Average .................                  718                  753                  782
  Ending ..................                  727                  753                  792

----------

    (a) Price per barrel of West Texas Intermediate (WTI) crude. Source: U.S. Energy Information Administration.

    (b) Price per MMBtu. Source: U.S. Energy Information Administration.

    (c) Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).


FUTURE MARKET TRENDS AND EXPECTATIONS

    During the first nine months of 2003, North American rig counts increased, and we expect them to continue to increase throughout the remainder of 2003, but at a more moderate rate. To date these increases have only marginally benefited our operations, as the increased rig count has been mainly attributable to shallow, land-based drilling as opposed to deep-gas and offshore drilling that are important drivers for the majority of our operations. Recently, there has been an increase in deep formation drilling, which we believe will benefit our operations. This increase corresponded with incremental improvements in international drilling activity, seasonal increases in Canadian drilling, and overall stronger U.S. activity, which all benefit our operations. We believe the continued effects of these items on the fourth quarter of 2003 will be somewhat offset by continued conservative purchasing by drilling contractors and OCTG distributors due to uncertain outlooks by these customers and by their seasonal desire to hold reduced inventories at year-end to minimize ad-valorem taxes. As a result, we currently expect that fourth quarter 2003 results of operations will be in the range of $0.06 to $0.08 per share. Our forward-looking statements and estimates do not take into account any transition expenses associated with the ReedHycalog acquisition, which we currently expect to be less than $1.0 million, after-tax, during the fourth quarter of 2003. Also, in order to meet our expectations for the fourth quarter of 2003, it will be necessary for us to obtain and complete new drill pipe orders that were not committed to us by customers as of the end of the third quarter.

    In addition, we are conducting company-wide assessments of all of our manufacturing strategies and practices to determine possible improvements which could allow us to improve manufacturing efficiencies, reduce costs, and improve future profitability. We currently manufacture many of our components and finished products at numerous locations around the world. Management estimates these assessments will be completed in early 2004. Our forward-looking statements and estimates assume that none of the reviews will adversely affect our results of operations in any period.

    All of our forecasts and assumptions are considered forward-looking statements, and are subject to numerous risks and uncertainties, including those highlighted under "Forward-Looking Statements and Exposures".

RESULTS OF OPERATIONS

OTHER CHARGES AFFECTING OUR RESULTS OF OPERATIONS

   2000 Charges

    We recorded certain charges in 2000 totaling $7.9 million that related to accrued liabilities. The accrued liability balance as of September 30, 2003 is summarized below (in thousands):

                                                                              LIABILITY
                                  TOTAL          CASH                          BALANCE
                                 CHARGES       PAYMENTS      ADJUSTMENTS       9/30/03
                               ------------   ------------   ------------    ------------
Litigation Accrual .........   $      2,500   $      1,875   $        (25)   $        650
Contingent Liability Accrual          4,650          3,250          1,400              --
Other Accrued Liabilities ..            709            709             --              --
                               ------------   ------------   ------------    ------------
  Total ....................   $      7,859   $      5,834   $      1,375    $        650
                               ============   ============   ============    ============

    In July 2003, the dispute underlying the contingent liability accrual was settled for $3.3 million, therefore a $1.4 million adjustment was made in the second quarter of 2003 to reduce the accrued contingent liability to the actual settlement amount and is recorded in "Other Charges" in the Consolidated Statements of Operations. The litigation accrual of $0.7 million, which is in our Marine Products and Services segment, is expected to be settled within the next year.

   2002 Charges

    Results for the second quarter of 2002 include $7.0 million of pre-tax charges, $4.9 million net of tax. These charges include $2.6 million related to fixed asset write-downs and $4.5 million for executive severance payments and related expenses and are summarized in the following chart by segment (in thousands):

                                   DRILLING       TUBULAR
                                   PRODUCTS      TECHNOLOGY
                                     AND            AND
                                   SERVICES       SERVICES      CORPORATE        TOTAL
                                 ------------   ------------   ------------   ------------
Fixed Asset Write-Downs(a) ...   $      2,360   $        220   $         --   $      2,580
Severance(b) .................             --             --          4,465          4,465
                                 ------------   ------------   ------------   ------------
    Total ....................   $      2,360   $        220   $      4,465   $      7,045
                                 ============   ============   ============   ============

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

Second Quarter 2003 Charges

    Results for the second quarter of 2003 include $7.9 million of pre-tax charges, $5.1 million net of tax. These charges include $6.4 million related to inventory reserves for exited product lines and $1.5 million for stock compensation expense and are summarized in the following chart by segment (in thousands):

                                              TUBULAR
                                             TECHNOLOGY
                                                AND
                                              SERVICES         OTHER          CORPORATE        TOTAL
                                             ----------     ------------    ------------    ------------
Inventory Reserves for Exited Product
Lines(a) .................................   $      425     $      6,000    $         --    $      6,425
Stock Compensation Expense(b) ............           --               --           1,478           1,478
                                             ----------     ------------    ------------    ------------
    Total ................................   $      425     $      6,000    $      1,478    $      7,903
                                             ==========     ============    ============    ============

--------

(a) The inventory reserves for the exited product lines were reported as cost of sales and relate to the write-down of inventories, primarily industrial drilling products, to their estimated net realizable values. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposition. The inventory, which has a carrying value of $1.8 million as of September 30, 2003, is expected to be liquidated within the next 12 months.

(b) In May 2003, two members of the Board of Directors volunteered to step down to reduce the number of common directors between us and our former parent, Weatherford International LTD. (Weatherford), and vesting of their stock-based compensation was accelerated and was recorded in "Other Charges" in the Consolidated Statements of Operations.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

    The following table summarizes the results of the Company (in thousands):

                                      THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------
                                            2002            2003
                                      -------------      -------------
Revenues:
  Drilling Products and Services      $      77,362      $      86,650
  ReedHycalog ...................                --             68,081
  Tubular Technology and Services            58,680             45,871
  Marine Products and Services ..            19,086             19,950
  Other .........................             7,109                783
                                      -------------      -------------
       Total Revenues ...........           162,237            221,335
                                      -------------      -------------

Operating Income (Loss):
  Drilling Products and Services             13,999             14,787
  ReedHycalog ...................                --             13,116(a)
  Tubular Technology and Services             1,441                682
  Marine Products and Services ..               806                562
  Other .........................               373             (1,256)
  Corporate .....................            (6,049)            (5,961)
                                      -------------      -------------
       Total Operating Income ...            10,570             21,930
                                      -------------      -------------

Other Income (Expense):
  Interest Expense ..............            (5,795)           (10,800)
  Other, Net ....................              (462)             1,742(a)(b)
                                      -------------      -------------
Income Before Income Taxes ......             4,313             12,872
                                      -------------      -------------
Income Tax Provision ............            (1,337)            (4,505)
Minority Interests ..............            (1,031)              (883)
                                      -------------      -------------
Net Income ......................     $       1,945      $       7,484
                                      =============      =============

----------

    (a) Includes transition costs of $1.5 million, $1.0 million in Operating Income (Loss) and $0.5 million in Other Income (Expense) related to the ReedHycalog acquisition in December 2002.

    (b) Includes a gain of $2.2 million related to the sale of the Rotator control valve business in September 2003.

CONSOLIDATED RESULTS

    Net income was $7.5 million ($0.06 per share) on revenues of $221.3 million in the third quarter of 2003, compared to net income of $1.9 million ($0.02 per share) on revenues of $162.2 million in the third quarter of 2002. Third quarter of 2003 earnings includes a $1.4 million gain from the sale of the Rotator control valve business in the Marine Products and Services segment and transition costs of $0.9 million related to the ReedHycalog acquisition completed in December 2002.

    Consolidated operating income was $21.9 million in the third quarter of 2003, compared to $10.6 million in the third quarter of 2002, which includes transition costs of $1.0 million in 2003 related to ReedHycalog.

SEGMENT RESULTS

    DRILLING PRODUCTS AND SERVICES SEGMENT

    Our Drilling Products and Services segment revenues increased $9.2 million, or 12%, in the third quarter of 2003 as compared to the same period in 2002. Operating income increased $0.8 million, or 6%, in the third quarter of 2003 as compared to the same period in 2002 and operating margins of 17% are down slightly from 18% in last year's third quarter. The increases in revenues and operating income are primarily due to increased drill pipe footage sold of 0.4 million feet, from 1.6 million feet sold to 2.0 million feet sold. Also, drill collar sales increased $3.7 million in the third quarter of 2003 when compared to the same period in 2002. Operating income margins are slightly down due to a 3% decrease in average sales price per foot, coupled with a decrease in equity earnings related to our investment in Voest-Alpine due to lower sales volumes and pricing of their OCTG products.

    REEDHYCALOG(TM)

    ReedHycalog, which was acquired on December 20, 2002, reported revenues of $68.1 million in the third quarter of 2003, which is up $11.4 million when compared to the second quarter of 2003. Operating income in the third quarter of 2003, which includes $1.0 million of transition costs related to the integration of ReedHycalog, was $13.1 million, and operating income margin was 19%. This compares to operating income in the second quarter of 2003 of $12.9 million, which includes $0.5 million of transition costs, and operating income margin of 23%. The increase in revenues is driven by a 13% increase in worldwide drilling activity; continued successful market penetration of the new TReX(TM) fixed-cutter drill bit technology introduced earlier this year; and seasonal increases in Canada. The decrease in operating income margins is due primarily to increased sales and marketing expenses associated with new marketing programs; higher than normal distribution expenses to reposition inventory acquired in the acquisition in December 2002 into different markets; and higher incentive compensation expense due to stronger than anticipated performance at ReedHycalog during 2003.

    TUBULAR TECHNOLOGY AND SERVICES SEGMENT

    Our Tubular Technology and Services segment revenues decreased $12.8 million, or 22%, in the third quarter of 2003 as compared to the same period in 2002. Operating income decreased $0.8 million, or 53%, in the third quarter of 2003 as compared to the same period in 2002. These decreases reflect the impact of exiting the tubing product lines, starting in the first quarter of 2003, as well as decreased premium threading and tubular processing activities. The third quarter of 2003 includes incremental revenues related to Grey-Mak Pipe, Inc. (Grey-Mak), which we acquired in September 2002.

    MARINE PRODUCTS AND SERVICES SEGMENT

    Our Marine Products and Services segment revenues increased $0.9 million, or 5%, in the third quarter of 2003 as compared to the same period in 2002. Operating income was $0.6 million in the third quarter of 2003 as compared to $0.8 million in the third quarter of 2002. The increase in revenues represents increased contract pipe sales at XL Systems, partially offset by decreased revenues at the Rotator control value business that was sold September 2, 2003. The decrease in operating income is due to a shift in product mix towards lower margin products, coupled with the sale of Rotator in the third quarter of 2003.

    OTHER OPERATIONS

    Our Other operations revenues decreased $6.3 million, or 89%, in the third quarter of 2003 as compared to the same period in 2002. Operating income decreased $1.6 million, from operating income of $0.4 million in the third quarter of 2002 to an operating loss of $1.3 million in the same period of 2003.

    This segment included our industrial drill pipe operations and our construction casing and water well operations. We have exited the industrial drill pipe business with the shut-down of the Bryan, Texas manufacturing facility in the second quarter of 2003. In March 2003, we exited the construction casing and water well business with the sale of Star Iron Works, Inc. (Star). This segment now only includes the remaining industrial product inventories, which are being liquidated.

    OTHER ITEMS

    Our interest expense increased $5.0 million in the third quarter of 2003 as compared to the same period in 2002. This increase is due to new debt related to the ReedHycalog acquisition in December 2002. We issued $175 million 9% Senior Notes Due 2009 and entered into a new $240 million Senior Credit Facility (Senior Credit Facility), which includes a $50 million term loan. See "Liquidity and Capital Resources" for further discussion of the Senior Credit Facility.

    Other, Net increased $2.2 million in the third quarter of 2003 as compared to the same period in 2002. This increase relates to a $2.2 million gain from the sale of our Rotator control value business, coupled with favorable foreign exchange fluctuations. These increases were partially offset by transition costs in the third quarter of 2003 of $0.5 million associated with the ReedHycalog integration.

    Our effective tax rate for the third quarter of 2003 was 35% as compared to 31% for the same period in 2002. This increase in the effective tax rate is due to higher expected foreign earnings in 2003 related to the ReedHycalog acquisition, partially offset by the favorable renegotiation of a liability with our former parent.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

    The following table summarizes the results of the Company (in thousands):

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------
                                               2002                 2003
                                           ------------         ------------
Revenues:
  Drilling Products and Services .....     $    244,752         $    219,861
  ReedHycalog ........................               --              178,056
  Tubular Technology and Services ....          169,940              143,599
  Marine Products and Services .......           47,086               52,668
  Other ..............................           21,111                7,750
                                           ------------         ------------
       Total Revenues ................          482,889              601,934
                                           ------------         ------------

Operating Income (Loss):
  Drilling Products and Services .....           53,182(a)            31,672
  ReedHycalog ........................               --               35,733(b)
  Tubular Technology and Services ....            9,262(a)             5,792(c)
  Marine Products and Services .......              (71)                (236)
  Other ..............................           (1,176)              (8,365)(c)
  Corporate ..........................          (19,746)(d)          (14,724)(e)
                                           ------------         ------------
       Total Operating Income ........           41,451               49,872
                                           ------------         ------------

Other Income (Expense):
  Interest Expense ...................          (18,053)             (32,674)
  Other, Net .........................             (688)              10,006(b)(f)(g)
                                           ------------         ------------
Income Before Income Taxes ...........           22,710               27,204
                                           ------------         ------------
Income Tax Provision .................           (7,040)              (9,521)
Minority Interests ...................           (2,286)              (2,339)
                                           ------------         ------------
Income Before Cumulative Effect of
  Accounting Change ..................           13,384               15,344
Cumulative Effect of Accounting Change           (6,412)                  --
                                           ------------         ------------
Net Income ...........................     $      6,972         $     15,344
                                           ============         ============

----------

(a) Includes other charges of $2.6 million, $2.4 million in Drilling Products and Services and $0.2 million in Tubular Technology and Services, related to fixed asset write-downs.

(b) Includes transition costs of $5.8 million, $3.0 million in Operating Income
    (Loss) and $2.7 million in Other Income (Expense), related to the ReedHycalog acquisition in December 2002.

(c) Includes other charges of $6.4 million, $0.4 million in Tubular Technology and Services and $6.0 million in Other, related to inventory reserves for exited product lines which were classified as cost of sales.

(d) Includes other charges of $4.5 million related to executive severance costs.

(e) Includes other charges of $1.5 million for stock compensation expense and a $1.4 million credit for a previously recorded contingent liability.

(f) Includes a gain on sale of businesses of $3.5 million.

(g) Includes a gain of $6.6 million from favorably renegotiating a liability with the Company's former parent.

CONSOLIDATED RESULTS

    Net income was $15.3 million ($0.12 per share) on revenues of $601.9 million for the nine months ended September 30, 2003, compared to net income of $7.0 million ($0.06 per share) on revenues of $482.9 million for the same period in 2002. For the nine months ended September 30, 2003, earnings include a $4.2 million gain from favorably renegotiating a liability to our former parent; a charge of $4.1 million to reflect the estimated net realizable value of inventory for exited product lines (primarily industrial drilling products); a gain on sale of businesses of $2.2 million; and transition costs of $3.7 million related to the ReedHycalog acquisition completed in December 2002. For the nine months ended September 30, 2002, earnings include charges totaling $4.9 million ($0.03 per share) related to fixed asset write-downs of $1.8 million and severance costs of $3.1 million. Also included in net income for the nine months ended September 30, 2002 is a cumulative effect of an accounting change of $6.4 million, net of tax, related to a transitional goodwill impairment charge reflecting the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

    Consolidated operating income was $49.9 million for the nine months ended September 30, 2003, compared to $41.5 million for the same period in 2002, including certain items mentioned above.

SEGMENT RESULTS

    DRILLING PRODUCTS AND SERVICES SEGMENT

    Our Drilling Products and Services segment revenues decreased $24.9 million, or 10%, for the nine months ended September 30, 2003 as compared to the same period in 2002. Operating income decreased $21.5 million, or 40%, for the nine months ended September 30, 2003 as compared to the same period in 2002 (including a $2.4 million charge related to idled fixed assets in the second quarter of 2002) and operating margins of 14% for the nine months ended September 30, 2003 are down from 22% for the same period in 2002. For the nine months ended September 30, 2003, drill pipe footage sold increased 0.2 million feet, from 4.8 million feet sold to 5.0 million feet sold when compared to the same period in 2002, and average sales price per foot decreased by 10%. These decreases reflect the weak demand in the North American drill pipe market and a decline in product mix from higher margin, large-diameter, premium drilling products to lower margin, small-diameter, non-premium drilling products. Also contributing to the decrease in revenues are decreased sales of tool joints in 2003. These decreases are partially offset by incremental revenues for the nine months ended September 30, 2003 related to the purchase of JSG in March 2002. The operating income decrease also reflects a decrease in equity earnings related to the purchase of JSG in March 2002, which was previously an equity method investment, and our investment in Voest-Alpine due to lower sales volumes and pricing of their OCTG products in 2003.

    REEDHYCALOG(TM)

    ReedHycalog, which was acquired on December 20, 2002, reported revenues of $178.1 million for the nine months ended September 30, 2003. Operating income was $35.7 million, which includes $3.0 million of transition costs related to the integration of ReedHycalog, and the operating income margin was 20%. ReedHycalog's results reflect successful market penetration of the new TReX(TM) fixed-cutter bit.

    TUBULAR TECHNOLOGY AND SERVICES SEGMENT

    Our Tubular Technology and Services segment revenues decreased $26.3 million, or 16%, for the nine months ended September 30, 2003 as compared to the same period in 2002. Operating income decreased $3.5 million, or 37%, for the nine months ended September 30, 2003 (including a $0.4 million charge in the second quarter of 2003 to reflect the estimated realizable value of inventory of exited tubing product lines) as compared to the same period in 2002 (including a $0.2 million charge in the second quarter of 2002 related to idled fixed assets). These decreases reflect the impact of exiting the tubing product lines, starting in the first quarter of 2003, as well as decreased premium threading and tubular processing activities. The nine months ended September 30, 2003 also includes incremental revenues related Grey-Mak, which we acquired in September 2002.

    MARINE PRODUCTS AND SERVICES SEGMENT

    Our Marine Products and Services segment revenues increased $5.6 million, or 12%, for the nine months ended September 30, 2003 as compared to the same period in 2002. Operating loss was $0.2 million for the nine months ended September 30, 2003 as compared to a loss of $0.1 million for the nine months ended September 30, 2002. The increase in revenues is due to a 14% increase in sales at XL Systems. The slight increase in operating loss is due to a shift in product mix towards smaller-diameter, lower margin products at XL Systems.

    OTHER OPERATIONS

    Our Other operations revenues decreased $13.4 million, or 63%, for the nine months ended September 30, 2003 as compared to the same period in 2002, and operating loss increased $7.2 million, which includes a charge of $6.0 million in 2003 to reflect the estimated realizable value of inventory for the exited product lines.

    This segment included our industrial drill pipe operations and our construction casing and water well operations. We have exited the industrial drill pipe business with the shut-down of the Bryan, Texas manufacturing facility in the second quarter of 2003. Our Drilling Products and Services segment will now be managing this facility, as the plant can provide back-up heat-treating for our drill pipe operations. In March 2003, we exited the construction casing and water well business with the sale of Star. This segment now only includes the remaining industrial product inventories, which are being liquidated.

    CORPORATE

    Our corporate overhead decreased $5.0 million, or 25%, for the nine months ended September 30, 2003 as compared to the same period in 2002. This decrease primarily relates to an executive severance charge of $4.5 million in 2002.

    OTHER ITEMS

    Our interest expense increased $14.6 million for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase is due to new debt related to the ReedHycalog acquisition in December 2002. We issued $175 million 9% Senior Notes Due 2009 and entered into a new Senior Credit Facility, which includes a $50 million term loan. See "Liquidity and Capital Resources" for further discussion of the Senior Credit Facility.

    Other, Net increased $10.7 million for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase relates to a $6.6 million gain from favorably renegotiating a liability to our former parent, a gain on the sale of businesses of $3.5 million, coupled with favorable foreign exchange fluctuation. These increases were partially offset by transition costs for the nine months ended September 30, 2003 of $2.7 million associated with the ReedHycalog integration.

    Our effective tax rate for the nine months ended September 30, 2003 was 35% as compared to 31% for the same period in 2002. This increase in the effective tax rate is due to higher expected foreign earnings in 2003 related to the ReedHycalog acquisition, partially offset by the favorable renegotiation of a liability with our former parent.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

    At September 30, 2003, we had cash and cash equivalents of $15.1 million and net working capital of $335.8 million as compared to cash and cash equivalents of $21.9 million and net working capital of $340.3 million at December 31, 2002.

    The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER  30,
                                                  ------------------------------
                                                      2002              2003
                                                  ------------      ------------
Net Cash Provided by Operating Activities ...     $    107,912      $     61,102
Net Cash Used in Investing Activities .......          (40,415)          (16,044)
Net Cash Used in Financing Activities .......          (61,798)          (51,872)

OPERATING ACTIVITIES

    Net cash flows provided by operating activities decreased by $46.8 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease in operating cash flows is attributable primarily to an increase in accounts receivable, due to increased activity during the third quarter of 2003, and increased inventories in anticipation of increased activity during the latter part of 2003 and into 2004.

INVESTING ACTIVITIES

    Net cash used in investing activities decreased by $24.4 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease primarily relates to proceeds from the sale of businesses of $24.1 million during the nine months ended September 30, 2003. In March 2003, we sold Star for $11 million in cash and a note receivable valued at $0.9 million, and in September 2003 we sold our Rotator control valve business for net cash proceeds of $13.1 million.

FINANCING ACTIVITIES

    Net cash used in financing activities decreased $9.9 million for the nine months ended September 30, 2003 as compared to the same period in 2002. This decrease reflects lower repayments on our debt when compared to the same period in 2002.

  Capital Expenditures

    Our capital expenditures for property, plant, and equipment totaled $34.5 million and $28.4 million for the nine months ended September 30, 2002 and 2003, respectively. We currently expect to expend approximately $10 million for capital expenditures for property, plant, and equipment during the remainder of 2003 related to our capital improvement program to reduce operating expenditures, and our capital expansion projects in Indonesia, China, and The Netherlands.

  New Senior Credit Facility and Other Long-Term Debt

    Our debt balances are primarily comprised of: (1) borrowings under our Senior Credit Facility that we entered into contemporaneously with the closing of the ReedHycalog acquisition and which replaced our prior revolving credit facility, (2) our $200 million 9 5/8% Senior Notes due 2007, and (3) our $175 million 9% Senior Notes due 2009.

    At September 30, 2003, we had outstanding borrowings of $62.0 million under the Senior Credit Facility, of which $17.4 million related to the revolving credit facility borrowings, and $44.6 million related to the term loan. Also, $6.2 million had been used to support outstanding letters of credit. Net committed remaining availability was $121.7 million. At December 31, 2002, we had outstanding borrowings of $107.3 million, of which $50 million related to the term loan, and $4.2 million had been used to support outstanding letters of credit.

    We estimate our required principal and interest payments for our outstanding debt to be approximately $21.6 million for the remainder of 2003. We currently expect to satisfy all capital expenditures and debt service requirements during 2003 from operating cash flows, existing cash balances, and the revolver portion of our Senior Credit Facility.

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

    In connection with our spinoff from Weatherford in April 2000, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed for at least a three-year period from April 2000 to purchase at least 70% of its requirements for certain products from us. In return, we agreed to sell those products at prices not greater than the price that we sell to similarly situated customers, and, as partial consideration for amounts due to Weatherford at that time, we provided Weatherford a $30 million credit towards 20% of the purchase price of those products. In the second quarter of 2003, we renegotiated this contract with Weatherford, which extended this contract until March 2005 and reduced the unused preferred supplier credit balance by $6.6 million. At September 30, 2003, the remaining credit balance was $8.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

    For recent accounting pronouncements, see Note 12 of the unaudited consolidated financial statements included herein.

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

     A DECLINE OR STAGNATION IN DOMESTIC AND WORLDWIDE OIL AND GAS DRILLING ACTIVITY WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    Our business is materially dependent on the level of oil and gas drilling activity in North America and worldwide, which in turn depends on the level of capital spending by major, independent, and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. Oil and gas prices have been subject to significant fluctuation in recent years in response to changes in the supply and demand for oil and gas, market uncertainty, world events, governmental actions, and a variety of additional factors that are beyond our control, including:

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

    o   environmental laws and regulations; and

    o   tax policies.

    Decreased demand for our products results not only from periods of lower drilling activity, but also from the resulting build up of customer inventory of drill pipe associated with idle rigs, which can be used on active rigs in lieu of new purchases. The time period during which drill pipe inventory is used is a function of the number of rigs actively drilling and the expected future level of drilling activity. A decrease in the number of rigs actively drilling results in a large amount of unused drill pipe on idle rigs and a decrease in demand for new drill pipe. In general, customers begin placing orders for new drill pipe when expected rig utilization over the next two quarters approaches the number of rigs for which customers have available drill pipe. In addition, demand for premium connection products can be affected by distributor inventory levels.

    Our forward-looking statements assume that rig counts, particularly in North America, will remain stable throughout the remainder of 2003 and will increase somewhat during 2004, in particular offshore where premium tubulars are more likely to be utilized, and that these increases will drive increases in demand for our drill stem products, tubular technology products, and drill bit operations. A decline, or even a leveling off or stagnation of drilling activity, in particular in the Gulf of Mexico, would cause our actual results to be significantly less than those currently expected.

    AN ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES AND OUR RESULTS OF OPERATIONS.

    The U.S. and worldwide economies have been very volatile, and their future directions are uncertain. If North American or international economies decline unexpectedly, our results of operations and financial condition could be materially adversely affected.

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

    The markets for our products and services are characterized by continual developments. Substantial improvements in the scope and quality of product function and performance can occur over a short period of time. In order to remain competitive, we must be able to develop commercially competitive products in a timely manner in response to changes in technology. Our ability to develop new products and maintain competitive advantages depends on our ability to design and commercially market products that meet the needs of our customers, including delivery schedules, and product specifications.

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

    Demand for our products and services can be very cyclical, causing us to rapidly increase and decrease manufacturing capacity to meet demand changes. Our ability to make such changes without material disruption is subject to great uncertainty, including availability of equipment and skilled labor.

    Our ability to maintain the prices of our products is subject to various risks, including adverse changes in industry conditions, as well as unexpected actions by our competitors. If market conditions or other factors cause us to decrease prices, our results could be materially adversely affected.

     OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC, OR OTHER RISKS, OR COULD INCUR UNEXPECTED COSTS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    During the first nine months of 2003, we derived approximately 41% of our total revenues from our facilities outside the U.S. In addition, large parts of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the U.S. We currently do not carry political risk insurance.

    Our manufacturing facilities located outside of the U.S. incur costs in local currencies. In addition, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offset for revenues in Euros and we have not hedged for currency risk associated with these exposures. Thus, our costs and margins can be materially affected by significant changes to exchange rates, in particular, the Euro-dollar exchange rate. Our expectations for the remainder of 2003 assume that there will be no material changes in exchange rates that adversely affect our operations.

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

     OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED DUE TO UNEXPECTED LITIGATION OR WARRANTY ISSUES ARISING FROM OUR PRODUCTS AND OPERATIONS.

    Although we carry insurance that we consider customary for our industry, litigation and claims for which we are not insured can occur, including employee claims, intellectual property claims, breach of contract claims, and warranty claims. Our forward-looking statements assume that such uninsured claims or issues will not occur. As outlined under our critical accounting policies in our Annual Report on Form 10-K, we account for warranty reserves on a specific identification basis. As a result, a significant unexpected warranty issue during a particular quarter or year could cause a material reduction in our results of operations in the quarter or year that the reserve for such warranty is made.

     MATERIAL CHANGES IN KEY ASSUMPTIONS ABOUT THE COMPANY'S REPORTING UNITS AND THEIR BUSINESS PROSPECTS, OR CHANGES IN MARKET CONDITIONS, COULD RESULT IN A GOODWILL IMPAIRMENT CHARGE.

    As of September 30, 2003, we reported goodwill totaling $392.3 million. SFAS No. 142, "Goodwill and Other Intangible Assets" provides for an annual two-step goodwill impairment test with respect to existing goodwill. We conduct this impairment test as of October 1st of each year. The first step of the test involves a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, the Company is required to complete the second step of the impairment test, which compares the implied value of reporting unit goodwill with the carrying amount of that goodwill. The Company's estimates of fair value are based on various valuation techniques, including discounted cash flow projections and comparable company market value multiples. The estimates of cash flows, based on reasonable and supportable assumptions and projections, require management's judgment. Any changes in key assumptions about the Company's reporting units and their business prospects, or changes in market conditions, could result in a goodwill impairment charge that could materially adversely affect our results of operations.

     MANAGEMENT IS CONDUCTING COMPANY-WIDE ASSESSMENTS OF OUR MANUFACTURING STRATEGIES FOR DRILL PIPE AND RELATED PRODUCTS IN AN EFFORT TO IMPROVE EFFICIENCIES AND FUTURE PROFITABILITY. THE INITIAL IMPACT OF DECISIONS RESULTING FROM THESE ASSESSMENTS COULD MATERIALLY AFFECT OUR RESULTS OF OPERATIONS.

    We currently manufacture many of our components and finished products for drill pipe related products at numerous locations around the world. We are conducting company-wide assessments of all of our related manufacturing strategies and practices to determine possible improvements which could allow us to improve manufacturing efficiencies, reduce costs, and improve future profitability. Management expects preliminary assessments will be completed in early 2004. Our forward-looking statements assume that none of the results of the reviews will adversely affect our results of operations in any period.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

FINANCIAL INSTRUMENTS

    We are currently exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks relate to fluctuations in foreign currency exchange rates and changes in interest rates.

FOREIGN CURRENCY RISK

    The functional currency for a majority of our international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. We sometimes hedge our exposure to changes in foreign exchange rates principally with forward contracts. At September 30, 2003, we had no open forward contracts.

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

    The fair value of financial instruments which differed from their carrying value at December 31, 2002 and September 30, 2003, were as follows (in millions):

                                            DECEMBER 31, 2002             SEPTEMBER 30, 2003
                                        -------------------------     -------------------------
                                         CARRYING        FAIR          CARRYING        FAIR
                                          VALUE          VALUE          VALUE          VALUE
                                        ----------     ----------     ----------     ----------
   9 5/8% Senior Notes due 2007 ...     $    199.1     $    210.7     $    199.3     $    226.7
   9% Senior Notes due 2009 .......          175.0          181.6          175.0          194.5

    Currently, we have variable interest rate debts totaling approximately $63.4 million. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rates were to increase by 1% from September 2003 levels, our combined interest expense would increase by approximately $0.6 million annually.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    The Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended September 30, 2003. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2003 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

  There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    1.  Exhibits:

        EXHIBIT
        NUMBER           DESCRIPTION
        -------          -----------
         31.1 Certification of Michael McShane, President and Chief Executive Officer of the Registrant, dated November 14, 2003, pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Louis A. Raspino, Sr. Vice President and Chief Financial Officer of the Registrant, dated November 14, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Michael McShane, President and Chief Executive Officer of the Registrant, and Louis A. Raspino, Sr. Vice President and Chief Financial Officer of the Registrant, dated November 14, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    2. Reports filed on Form 8-K during the three months ended September 30, 2003 -

        1. Report on Form 8-K, dated August 6, 2003, filing the Company's press release related to its second quarter 2003 results of operations.

        2. Report on Form 8-K, dated September 3, 2003, filing the Company's presentation to investors at the Lehman Brothers CEO Energy Conference.

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    GRANT PRIDECO, INC.


                    By:               /s/ LOUIS A. RASPINO
                        -------------------------------------------------------
                                        Louis A. Raspino
                          Sr. Vice President and Chief Financial Officer


                    By:                 /s/ GREG L. BOANE
                        -------------------------------------------------------
                                          Greg L. Boane
                        Corporate Controller and Principal Accounting Officer


Date: November 14, 2003

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
         31.1   Certification of Michael McShane, President and Chief Executive
                Officer of the Registrant, dated November 14, 2003, pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2   Certification of Louis A. Raspino, Sr. Vice President and Chief
                Financial Officer of the Registrant, dated November 14, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1   Certification of Michael McShane, President and Chief Executive
                Officer of the Registrant, and Louis A. Raspino, Sr. Vice
                President and Chief Financial Officer of the Registrant, dated
                November 14, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.