Form 10-K
period 2003-12-31
GRANT PRIDECO INC
filed 2004-03-15
CIK 1097313

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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
           (State or Other Jurisdiction           (I.R.S. Employer
         of Incorporation or Organization)        Identification No.)
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     Aggregate market value of Common Stock held by nonaffiliates as of June 30, 2003: $1,408,228,676

     Number of shares of Common Stock outstanding as of March 2, 2004:
121,717,532

                       DOCUMENTS INCORPORATED BY REFERENCE

    Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

(1) Proxy Statement for 2004 Annual Meeting of Stockholders - Part III

================================================================================

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
                                          PART I

Item 1.   Business...................................................................      4
           General...................................................................      4
           Drilling Products and Services Segment....................................      4
           Drill Bits Segment........................................................      6
           Tubular Technology and Services Segment...................................      7
           Marine Products and Services Segment......................................      9
           Other Segment.............................................................      9
           Other Business Data.......................................................     10
Item 2.   Properties.................................................................     12
Item 3.   Legal Proceedings..........................................................     12
Item 4.   Submission of Matters to a Vote of Security Holders........................     12


                                          PART II

Item 5.   Market For Registrant's Common Equity, Related Stockholder Matters, and
           Issuer Purchases of Equity Securities.....................................     13
Item 6.   Selected Financial Data....................................................     14
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................................     14
           General...................................................................     15
           Market Trends and Outlook.................................................     15
           Future Market Trends and Expectations.....................................     15
           Results of Operations.....................................................     16
           Liquidity and Capital Resources...........................................     20
           Tax Matters...............................................................     23
           Related-Party Transactions................................................     23
           Off-Balance Sheet Financing...............................................     24
           Recent Accounting Pronouncements..........................................     24
           Critical Accounting Policies and Estimates................................     25
           Forward-Looking Statements and Exposures..................................     26
          Item 7A. Quantitative and Qualitative  Disclosures About Market Risk.......     32
Item 8.   Financial Statements and Supplementary Data................................     34
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................................     74
Item 9A.  Controls and Procedures....................................................     74

                                         PART III

Item 10.  Directors and Executive Officers of the Registrant.........................     74
Item 11.  Executive Compensation.....................................................     74
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters...............................................     74
Item 13.  Certain Relationships and Related Transactions.............................     74
Item 14.  Principle Accounting Fees and Services.....................................     74


                                          PART IV

Item 15.  Exhibits,  Financial Statement Schedules, and Reports on Form 8-K..........     75
           Signatures................................................................     77

                                    FORM 10-K

                                     PART I

ITEM 1. BUSINESS

GENERAL

    We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. We operate primarily through four business segments: (1) Drilling Products and Services,
(2) Drill Bits, (3) Tubular Technology and Services, and (4) Marine Products and Services. Our Drill Bits segment is comprised entirely of ReedHycalog(TM), which we purchased from Schlumberger Technology Corporation (Schlumberger) on December 20, 2002.

    Our business is materially dependent on the level of oil and gas drilling activity worldwide, which, in turn, depends on the level of capital spending by major, independent, and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. All of our business segments generally track the level of domestic and international drilling activity; however, their revenues, cash flows, and profitability follow the rig counts at different stages within the market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count until customers no longer have sufficient inventory to sustain current and near-term expected future activity. Drill bit demand and our Drill Bits segment's earnings and cash flows have closely tracked the worldwide rig count. Results from our Tubular Technology and Services segment generally follows changes in North American offshore and natural gas rig counts, but short-term demand is also affected by inventories held by oil country tubular goods (OCTG) distributors. Demand for our marine products and services generally follow the level of offshore and deepwater drilling activity in North America and international locations.

    Additional information regarding our revenues and foreign investments by geographic region can be found in the footnotes to our consolidated financial statements starting on page 40 of this Annual Report on Form 10-K.

    Grant Prideco was incorporated in Delaware on June 22, 1990. Our corporate headquarters is located at 1330 Post Oak Boulevard, Suite 2700, Houston, Texas 77056.

DRILLING PRODUCTS AND SERVICES SEGMENT

    Our Drilling Products and Services segment manufactures and sells a variety of drill stem products used for the drilling of oil and gas wells. The principal products sold by this segment are: (1) drill pipe products, including tool joints, (2) drill collars and heavy weight drill pipe, and (3) drill stem accessories.

    Our drill stem products wear out through a combination of friction and metal fatigue and generally are utilized by our customers for a three to five year period assuming regular use. Demand for our drill stem products is impacted primarily by changes in drilling activity and worldwide rig activity. However, since drill stem products are not consumables and represent more of a capital investment by our customers, demand for these products also is significantly impacted by the level of inventory held by our customers and their perceptions as to future activity and their near-term need for new drill stem products. As a result, even in periods of rising or strong drilling activity, our customers may elect to defer purchases until their own inventory reaches levels at which additional purchases are necessary to sustain their existing drilling activities.

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

    With the increased complexity of drilling activity, demand for our proprietary line of eXtreme(TM) drilling and other premium drilling products has increased. This value-added product line is specifically designed for extreme drilling conditions such as extended reach, directional, horizontal, deep gas, offshore, and ultra-deepwater drilling, as well as high-temperature, high-pressure, and corrosive well conditions. Operators and drilling contractors have embraced this product line as a way to improve their efficiency and assure performance when drilling under extreme conditions. We believe that our eXtreme product line offers some of the highest-performance drilling products ever brought to market and provides our customers with engineered solutions for some of their most challenging drilling applications. In addition to our eXtreme product line, our premium drill pipe products also include our Hi-Torque(R) connections, proprietary sour-service grades, and other proprietary products.

    Our drill stem products are sold to a variety of customers, including oil and gas drilling contractors, rental tool companies, and major, independent, and state-owned oil and gas companies. Our customers' purchasing decisions are generally based on operational requirements, quality, price, and delivery. The principal competitors for our drill stem products include Drilco Group (a subsidiary of Smith International Inc.), Texas Steel Conversion, OMSCO Industries (a subsidiary of ShawCor Ltd.), IDPA, and various smaller local manufacturers in the U.S. and in foreign countries. We typically compete on quality, technology, price, and delivery and we believe we are the technological leader in our industry.

    The following is a description of our principal drill stem products:

DRILL PIPE PRODUCTS

    Drill pipe is the principal tool, other than the rig, required for the drilling of an oil or gas well. Its primary purpose is to connect the above-surface drilling rig to the drill bit. A drilling rig will typically have an inventory of 10,000 to 25,000 feet of drill pipe depending on the size and service requirements of the rig. Joints of drill pipe are connected to each other with a welded-on tool joint to form what is commonly referred to as the drill string or drill stem.

    When a drilling rig is operating, motors mounted on the rig rotate the drill pipe and drill bit. In addition to connecting the drilling rig to the drill bit, drill pipe provides a mechanism to steer the drill bit and serves as a conduit for drilling fluids and cuttings. Drill pipe is a capital good that can be used for the drilling of multiple wells. Once a well is completed, the drill pipe may be used again in drilling another well until the drill pipe becomes damaged or wears out. We estimate that the average life of a string of drill pipe is three to five years, depending on usage, and that an average rig will consume between 125 to 175 joints (3,875 to 5,425 feet) per year under normal conditions.

    In recent years, the depth and complexity of the wells our customers drill, as well as the specifications and requirements of the drill pipe they purchase, have substantially increased. We estimate that over 95% of the drill pipe we sell outside of China is required to meet specifications exceeding minimum American Petroleum Institute (API) standards. We offer a broad line of premium drilling products designed for the offshore, international, and domestic drilling markets. Our premium drilling products include our proprietary lines of XT(R) connections and our patented 5 7/8-inch drill pipe that delivers hydraulic performance superior to standard 5 1/2-inch drill pipe, and weight benefits superior to standard 6 5/8-inch drill pipe.

DRILL COLLARS

    Drill collars are used in the drilling process to place weight on the drill bit for better control and penetration. Drill collars are located directly above the drill bit and are manufactured from a solid steel bar to provide necessary weight.

HEAVY WEIGHT DRILL PIPE AND OTHER DRILL STEM PRODUCTS

    Heavy weight drill pipe is a thick-walled seamless tubular product that is less rigid than a drill collar. Heavy weight drill pipe provides a gradual transition zone between the heavier drill collar and the lighter drill pipe.

    We also provide kellys, subs, pup joints (short and odd-sized tubular products), and other drill stem accessories. These products all perform special functions within the drill string as part of the drilling process.

INTELLISERV JOINT VENTURE

    We own 50% of this joint venture partially sponsored by the U.S. Department of Energy to commercialize intelligent drill pipe that permits real-time transfer of data through the drill string. This modified drill pipe is embedded with a telemetry system that permits two-way data transmission along the drill string at rates of up to two million bits per second, which is exponentially greater than the data transmission rates for measurement in the drilling and logging systems utilized today. We currently are in the prototype testing and refinement stage and have not yet introduced a product commercially. Due to the unproven nature of the technology and that it is still in its development state, we can provide no assurances that it will be successful or be able to be marketed and sold on a commercial basis.

OPERATIONS

    Our drill stem products are manufactured in the U.S., China, Italy, Mexico, Singapore, Austria, and Indonesia. These products are sold and serviced through over 16 sales and service facilities located around the world. During the fourth quarter of 2003, we completed an evaluation of our existing manufacturing capacities and locations. Following this manufacturing rationalization study, we determined that we had excess capacity and duplicate operations in certain locations that could be eliminated without affecting our ability to quickly and efficiently react to market increases. As a result, we shut down our Bryan, Texas facility, significantly downsized our Canadian operations, and rationalized certain operations in our Veracruz, Mexico and Navasota, Texas locations. We expect this rationalization to reduce operating costs by $11 million to $12 million annually. Additional charges of approximately $1.9 million are expected in the first quarter of 2004 related to severance, lease termination, and other exit costs.

    We believe we are the only fully vertically integrated drill pipe manufacturer in the world, controlling each facet of the drill pipe manufacturing process. We manufacture the green tube (drill pipe tube that has not been heat-treated or processed), the tool joint, and complete the finishing and welding operations. We believe this unique manufacturing strategy provides us with significant competitive advantages over other drill pipe manufacturers, including those located outside the U.S. that may have labor and other cost advantages over our U.S.-based manufacturing operations. By controlling each facet of the drill pipe manufacturing process, we are able to tailor our processes and techniques to meet our customers' demanding product specifications, particularly with respect to green drill pipe tubes with body wall thickness, wall uniformity, and other features that exceed minimum API standards and are not readily available from third-party mills. During 2003, we completed the final stages of a capital improvement program aimed at automating certain manufacturing processes that we believe will reduce our costs and allow us to respond more quickly to changes in demand.

DRILL BITS SEGMENT

    Our Drill Bits segment's products and services are comprised of the operations of ReedHycalog, which was acquired from Schlumberger in late December 2002. This segment is a leading global designer, manufacturer, and distributor of drill bits and related technology to the oil and gas industry. This segment also services its customer base through a technical sales and marketing network in virtually every significant oil and gas-producing region in the world. Drill bits are generally sold directly to drilling rig operators and to drilling contractors on turnkey and footage contracts. Competition is based on technical performance, price, and service.

    Drilling through subsurface strata to locate oil and gas requires a drill bit to be run on drill pipe or conveyed through coiled tubing and rotated by surface rig equipment or downhole motors and turbines. Selecting the optimal bit for a particular application represents one of the many challenges faced by oil and gas companies and drilling contractors in planning a well. Similar to the drill stem market, the primary market driver is worldwide drilling activity or, more specifically, total footage drilled. In addition, demand is a function of well depth and complexity with demand for fixed-cutter bits tied more strongly to offshore, directional, or horizontal drilling.

    Drill bits constitute a very small percentage of total well costs, but are a critical component of well-construction economics. The time required to drill a well is directly related to a drill bit's rate of penetration and footage drilled prior to becoming dull and requiring replacement. On a cost-per-foot basis, selecting the appropriate drill bit significantly reduces drilling costs by decreasing drilling time and the number of trips required in and out of a well. Typically, roller-cone bits are most appropriate for shallow land rig operations, while higher performance roller-cone or fixed-cutter bits with better rates of penetration and longer lives offer the most economic choice for offshore and deep wells where rig rates and trip costs are high. However, there is a trend towards increased use of fixed-cutter bits in operations that traditionally have utilized roller-cone bits.

    We provide a complete series of drill bits incorporating advanced materials technology and a range of performance-enhancing features. This broad product offering provides customers with maximum flexibility in selecting drill bits. In addition, we provide drill bit selection and well planning services through our field sales organization and bit optimization engineers.

    Our principal competitors for the sale of drill bits are Hughes Christensen (a division of Baker Hughes Inc.), Security DBS (a division of Halliburton Company) and Smith Bits (a division of Smith International Inc.), as well as numerous smaller competitors throughout the world.

    The drill bit market consists of two product types: fixed-cutter bits and roller-cone bits. We manufacture and sell both product types on a global basis.

FIXED-CUTTER BITS

    ReedHycalog first manufactured fixed-cutter natural diamond bits in 1953 and synthetic polycrystalline diamond compact (PDC) bits in 1974.

    The predominant fixed-cutter bit used in the oil and gas industry is the PDC bit. PDC bits have no moving parts and are therefore intrinsically more reliable than roller-cone bits, but they are generally more sensitive to geological changes. PDC bits drill with a shearing action to remove rock by dragging the diamond elements through the formation as the drill bit body rotates. PDC bits allow faster rates of drilling penetration and can drill complete well sections without the need for bit replacement. As a result, they are used in high cost drilling locations (such as offshore or in remote locations) where their technical advantages reduce drilling time sufficiently to justify the higher cost product.

    We provide fixed-cutter bit types and technology under various brand names including TReX(TM), SteeringWheel(TM), DuraDiamond(TM), and many others. One of the most significant recent innovations is the TReX cutter technology, which significantly increases abrasion resistance (wear life) without sacrificing impact resistance (toughness). This technology produces material that maintains a sharp, low-wearing cutting edge that is producing results that exceed conventional standards for PDC bit performance.

ROLLER-CONE BITS

    ReedHycalog has manufactured roller-cone bits since 1916 and produces roller-cone bits for a wide variety of oil and gas drilling applications. Roller-cone bits consist of three rotating cones that have cutting teeth, which penetrate the formation through a crushing action as the cones rotate in conjunction with the rotation of the drill pipe. This cutting mechanism, while less efficient than fixed-cutter bits, is more versatile in harder formations, or where the geology is changing. We manufacture roller-cone drill bits with milled teeth and with tungsten carbide insert teeth, which have a longer life in harder formations.

    We market our roller-cone products and technology globally under various brand names including TuffDuty(TM), Titan(TM), and Mudpick(TM).

OPERATIONS

    We manufacture fixed-cutter bits in Stonehouse (U.K.) and in Houston, Texas and roller-cone bits in Singapore and a separate facility in Houston, Texas. All facilities are ISO 9001 and 14001 certified.

    We market our drill bits through a global sales and marketing network with our employees strategically positioned around the world. Sales people are located in North and South America, Europe, CIS, Africa, Middle East and Asia. The sales force is technologically sophisticated and has developed strong regional expertise.

TUBULAR TECHNOLOGY AND SERVICES SEGMENT

    Our Tubular Technology and Services segment provides a full range of premium threaded connections for casing, production tubing, and other accessory equipment. This segment also manufactures and sells premium casing for use with our connections as well as third-party connections. During 2003, we made a strategic decision to exit the manufacture and sale of premium tubing. As a result, this segment only markets and sells its premium connection designs for use on third-party tubing.

    The demand for our tubular technology and services is heavily dependent upon North American natural gas drilling activity, and it is more particularly dependent upon rigs drilling for deep gas in the Gulf of Mexico. On a short-term basis, demand for these products is affected by the level of inventory held by distributors of OCTG. Distributors often reduce purchases until their inventory positions are brought in line with then-prevailing market conditions.

    Over the long-term, a key factor positively impacting demand for our tubular technology and services is the U.S. dependence on natural gas as a fuel. Gas wells generally encounter higher reservoir pressure and corrosive environments, which both typically increase proportionally with increased depths. Therefore, gas wells can require larger diameter tubulars with thicker walls, higher strength steel grades, and special metallurgy that is resistant to corrosive elements. For these wells, premium connections, as opposed to standardized API connections, are typically used to ensure the integrity of the tubulars throughout the life of the well. Also, depletion rates for natural gas wells in the U.S. have significantly increased during the past decade, which indicates that more wells will need to be drilled to keep production levels constant. This increased demand in North America for natural gas should increase the number of natural gas wells being drilled and completed, thus increasing demand for our tubular technology and services.

    The following is a description of our principal premium connections and tubular products and services:

ATLAS BRADFORD(R) THREADING AND SERVICE

    We market our premium engineered connections primarily through our Atlas Bradford product line, which has been recognized as one of the industry's leading connections for more than 40 years. We offer this product line primarily in the U.S. and Canada due to a licensing arrangement that we previously entered into in which the international rights to our Atlas Bradford connection line were licensed to a third party. We also manufacture and sell connections for drilling with casing and expandable operations on a worldwide basis and recently introduced our ATS-E(TM), a semi-premium connection, for sale on a worldwide basis.

    Our customers use premium connections when they need a connection that maintains a gas-tight seal while subjected to extreme tension, pressure, and compression forces or while drilling near environmentally sensitive areas. The failure of a premium connection can be a catastrophic event, leading to the loss of a well or a blowout.

    We actively promote our premium connections to oil and gas operators, the ultimate end-users of the products, while selling the premium connections through a network of major distributors in the U.S. and Canada. Additionally, we provide tubular (casing, liner, and tubing) string design recommendations, a full range test and demonstration facility, plus field service personnel to assist in the running of the products. Our principal competitors for premium connections are Hydril Company, IDPA, the Tenaris Group, Sumitomo, Kawasaki Steel, Lone Star Steel, Citra Tubindo, Hunting Interlock, Inc., Benoit, Inc., and numerous other competitors domestically and internationally.

TUBE-ALLOY(TM) ACCESSORIES

    Tubular accessories are manufactured and sold through our Tube-Alloy product line and include flow control equipment, such as vacuum-insulated tubing, pup joints, and landing nipples. Our vacuum-insulated tubing represents an advanced flow-control solution used to minimize paraffin deposits, gas hydrate formation, and annular pressure buildup in deepwater production environments. Through our Tube-Alloy product line, we thread third-party tubular products with our Atlas Bradford connections as well as with third-party connections licensed to us. Our competitors for these products and services include Hunting Interlock, Inc., Benoit, Inc., Oil Tools International, international steel mills, and numerous other regional competitors in the U.S. and worldwide.

TCA(TM)

    Premium casing products are offered through our TCA product line. These product offerings are designed to address that segment of the oilfield tubular casing market that requires special product characteristics and performance not generally offered by the tubular steel mills. Our TCA product line also provides tubular processing services for major tubular steel mills.

    We manufacture and sell premium casing, which includes high-performance, proprietary, and custom-designed OCTG from 5 to 17 inches in diameter as well as API casing. Our premium casing is designed for critical applications. To capitalize on the high value spot market, we maintain common and high-alloy green tube inventories to provide quick delivery of custom-finished casing and coupling stock. To meet exact customer specifications and delivery requirements, we offer our specialized Premium Pipe Pak(TM) product line. Premium Pipe Pak is an innovative bundling of proprietary casing, premium engineered connections, and inspection services offered in conjunction with an independent third-party inspection company. This product line allows the customer the option of having threaded and inspected critical-service casing shipped "rig-ready" directly to the customer's well site, which reduces costs and delivery times.

TEXAS ARAI(TM) COUPLINGS

    We manufacture and sell couplings through our Texas Arai product line. Couplings are used to connect joints of premium and API casing and tubing. Texas Arai is one of the world's largest providers of couplings for oilfield applications. Texas Arai's couplings are provided to mills, distributors of tubular products, and end-users. Our competitors for couplings include Wheeling (a subsidiary of Lone Star Steel), Lincoln, Amtec, and domestic and international steel mills.

OPERATIONS

    Our Tubular Technology and Services segment operations are located in Texas, Louisiana, Oklahoma, Wyoming, and Canada. We also offer accessory threading services in Venezuela. In connection with our TCA operations in Muskogee, Oklahoma, we have entered into a long-term supply agreement with U.S. Steel Corporation that we expect will supply the majority of our steel needs at this location for the next several years.

MARINE PRODUCTS AND SERVICES SEGMENT

    Our Marine Products and Services segment consists of our proprietary XL Systems marine connections for large bore tubulars, including drive pipe, jet strings, conductor casing, and top tension production risers.

    The demand for our marine products and services is heavily dependent on the level of offshore and deepwater drilling activity in the U.S. Gulf of Mexico and other international locations. While this activity is dependent upon oil and gas prices, deepwater projects are generally longer-term and more capital intensive in nature and less likely to be influenced by short-term changes in oil and gas prices.

    Our XL System's product line offers the customer an integrated package of large bore tubular products and services for offshore wells. This product line includes our proprietary line of wedge thread marine connections on large bore tubulars and related engineering and design services. We provide this product line for drive pipe, jet strings, and conductor casing. We also offer weld-on connections and service personnel in connection with the installation of these products. Recently, we completed development of our new Viper(TM) weld-on connector that we believe will permit us to penetrate traditional markets that do not require the enhanced performance of our proprietary wedge thread design.

    Risers generally come in sizes ranging from 9 5/8-inches to 13 3/8-inches and represent that section of the offshore production system from the wellhead and mudline up to the offshore production platform, which is typically either a floating platform, tension leg platform or SPAR. We currently offer top tension production risers and have begun to bundle our riser products with other third-party technology to offer a complete line of riser products. Our risers are sold with our various marine riser connectors. The tubular and coupling components of our riser products are often manufactured for our Marine Products and Services segment by our Atlas Bradford, TCA, and Texas Arai product lines.

    Our XL Systems product line competes with DrilQuip, Vetco, Oil States, Franks, and various other competitors domestically and internationally.

OPERATIONS

    Our marine products and services are manufactured primarily at our locations in Beaumont, Texas and Vlissingen, The Netherlands. In addition, during the latter part of 2003, we moved our Asia Pacific facility from Singapore to a new manufacturing location in Batam Island, Indonesia, which we expect will permit us to more effectively service the Asian Pacific market.

OTHER SEGMENT

    Our Other segment contains our operations with respect to two joint ventures.

    We are currently involved in a joint venture to develop POS-GRIP(TM) wellheads for subsea applications. During the first quarter of 2004, we sold back to our joint venture partner our right to POS-GRIP technology for jack-up exploration applications and have granted our partner an option to purchase our rights to POS-GRIP for subsea applications. We recently entered into a supply contract with British Petroleum for the supply of up to 15 wellheads in connection with this joint venture and we expect proceeds and profitability from this contract to fund this operation during 2004 and 2005.

    We also own 50% of a joint venture to develop and commercialize composite rotors and staters for pumps and drilling motors. We expect to complete our evaluation of this technology during 2004.

OTHER BUSINESS DATA

RESEARCH AND ENGINEERING

    We maintain an active research and engineering program. The program improves existing products and processes, develops new products and processes, and improves engineering standards and practices that serve the changing needs of our customers. Our expenditures for research and engineering activities totaled $2.5 million, $3.2 million, and $17.7 million in 2001, 2002, and 2003, respectively. These costs do not include amounts expended by our Intelliserv or composite pumps and motors joint ventures. The increase from 2002 to 2003 related primarily to the ReedHycalog acquisition, which has an extensive research and engineering program.

    Patents

    Many of our business lines rely on patents and proprietary technologies. We currently have numerous patents issued or pending. Many of our patents provide us with competitive advantages in our markets. Although we consider our patents and our patent protection to be important for our existing business and for the development of new technologies and businesses, we do not believe that the loss of one or more of our patents would have a material adverse effect on our business as a whole.

BACKLOG

    As of December 31, 2003, we had a product backlog of $120.6 million, representing 14% of our total revenues for the year ended December 31, 2003. This backlog was comprised of $81.3 million from Drilling Products and Services, $22.6 million from Tubular Technology and Services, and $16.7 million from Marine Products and Services. We had a product backlog as of December 31, 2001 and 2002, of $144.8 million, and $87.2 million, respectively. These year-end backlogs represented 20% and 14% of our total revenues for those years, respectively. The increase in product backlog from 2002 to 2003 reflects the strengthening North American market conditions. Due to the nature of the drill bits business, the ReedHycalog acquisition did not have any significant change in our backlog levels.

INSURANCE

    We believe that we maintain insurance coverage that is adequate for the risks involved. However, there is always a risk that our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage, and it is possible that an adverse claim could arise that exceeds our coverage. Further, insurance rates are subject to wide fluctuations, and changes in coverage could result in increases in our cost or higher deductibles and retentions.

    We do not maintain political risk insurance (generally designed to cover expropriation and nationalization exposures), but do maintain all-risk property insurance that covers losses from insurrection, civil commotion, and uprising. This insurance does not cover losses resulting from a declared state of war and provides a limited range of coverage from terrorist attacks.

FEDERAL REGULATION AND ENVIRONMENTAL MATTERS

    Our operations are subject to federal, state, local, and foreign laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have over the years become more stringent, and compliance with such laws increases our overall cost of operations. In addition to affecting our ongoing operations, applicable environmental laws can require us to remediate contamination at our properties, at properties formerly owned or operated by us, and at facilities to which we sent waste materials for treatment or disposal and impose liability for related damages of natural resources. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on our business, it is always possible that an environmental claim could arise with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used that could have a material adverse effect.

    Our expenditures to comply with environmental laws and regulations were not material in 2003, and are not expected to be material in 2004. We also believe that we are in material compliance with applicable environmental requirements and our costs for compliance with environmental laws and regulations are generally within the same range as those of our competitors. However, we can offer no assurance that our costs to comply with environmental laws will not be material in the future. Prior to our acquisition,

ReedHycalog was conducting remediation of groundwater at certain of its facilities. Based on currently available information, the indemnification provided by Schlumberger in the acquisition agreement and contractual indemnities from other third parties, we do not believe that these matters will result in material expenditures by us. However, there can be no guarantee that the indemnities will be available to cover all costs or that material expenditures will not be incurred.

    Our operations are also affected by trade laws affecting the import of OCTG, drill pipe, and other products into the U.S. Although the majority of our manufacturing operations, including the capital investment, employees, and costs and expenses associated therewith, are located in the U.S., we have key manufacturing facilities located outside the U.S., including our drill bit operations in the U.K. and Singapore, our Voest-Alpine subsidiary located in Austria, our drill pipe manufacturing facility located in Canada, and our tool joint manufacturing operations in Mexico and Italy, that support our domestic operations. Our premium tubular business also is affected by the level of foreign imports of tubular products into the U.S.

    Imports of products from our foreign locations that are utilized by our domestic manufacturing operations can be the subject of investigations, including antidumping and countervailing duty orders, into whether such products are unfairly priced at low levels (i.e., dumping) and causing material damage to the domestic industry, as well as investigations under Section 201 of the trade laws into whether such imports have seriously damaged the domestic industry. Although we believe we are the clear price leader for drill pipe and other drill stem products and do not utilize imports from our foreign facilities to "dump" our products, our products have been, and may in the future be, the subject of such investigations.

EMPLOYEES

    As of February 29, 2004, we had 4,102 employees. Certain of our operations are subject to union contracts. These contracts, however, cover about 14% of our total employees. We believe our relationship with our employees is good.

AVAILABLE INFORMATION

    We file annual, quarterly, and other reports and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy information statements, and other information regarding issuers that file electronically with the SEC, including us.

    We also make available free of charge on or through our Internet site (http://www.grantprideco.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to
Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.  PROPERTIES

    The following table describes the principal manufacturing, other facilities and offices we currently own or lease:

                                           FACILITY
                                             SIZE
            LOCATION               TENURE  (SQ. FT.)                          UTILIZATION
--------------------------------   ------  ----------    ----------------------------------------------------------
DRILLING PRODUCTS AND SERVICES
Navasota, Texas.................   Owned     347,000     Manufacture of drill stem products
Veracruz, Mexico................   Leased    303,400     Manufacture of tool joints
Kindberg, Austria...............   Owned    1,614,600    Manufacture of green drill pipe and finished casing
Baimi Town, Jiangyan, Jiangsu
  China.........................   Leased     49,428     Manufacture of drill pipe
Turin, Italy....................   Owned      60,400     Manufacture of tool joints
New Iberia, Louisiana...........   Owned      18,300     Premium threading of downhole and specialty equipment
Jurong, Singapore...............   Leased     33,600     Manufacture of drill collars, accessories, and threading
                                                          services
Edmonton, Alberta, Canada.......   Owned     203,900     Manufacture of drill stem products, premium threaded
                                                          casing, liners, and tubing
                                   Owned      26,480     Administration
Batam Island, Indonesia.........   Owned      25,960     Manufacture of drill pipe

DRILL BITS
Houston, Texas..................   Owned     287,760     Roller-cone bit manufacture
                                   Owned      50,256     Fixed-cutter bit manufacture
Stonehouse, U.K.................   Owned      71,000     Fixed-cutter bit manufacture
Jurong, Singapore...............   Leased    109,663     Roller-cone bit manufacture

TUBULAR TECHNOLOGY AND SERVICES
Muskogee, Oklahoma..............   Leased    195,900     Manufacture of TCA premium casing
Houston, Texas..................   Leased    162,108     Manufacture of Atlas Bradford connectors
                                   Owned     114,200     Manufacture of API and premium threaded couplings
                                   Owned      54,500     Premium threading services and manufacture of tubular
                                                          accessories
Houma, Louisiana................   Owned     101,150     Manufacture and threading of downhole accessories
Broussard, Louisiana............   Owned      55,920     Premium threading of downhole and specialty equipment
Casper, Wyoming.................   Owned      28,181     Premium threading of casing and tubing

MARINE PRODUCTS AND SERVICES
Beaumont, Texas.................   Owned      12,300     Premium threading services and manufacture of conductors
Vlissingen, The Netherlands.....   Leased     65,800     Premium threading services and manufacture of conductors
Batam Island, Indonesia.........   Owned      14,400     Premium threading services and manufacture of conductors

CORPORATE
Houston, Texas..................   Leased     30,253     Corporate headquarters
The Woodlands, Texas............   Leased     75,000     Sales and administrative offices

ITEM 3.  LEGAL PROCEEDINGS

    In the ordinary course of business, we are the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. See "Business--Other Business Data--Insurance." Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is possible, however, that an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for that matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock has a par value of $0.01 per share and is listed and traded on the New York Stock Exchange (NYSE) under the symbol "GRP." The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NYSE:

                                  HIGH      LOW
                                --------  -------
           2002
             First quarter....  $  14.20  $  8.30
             Second quarter...     16.94    12.95
             Third quarter....     14.25     8.28
             Fourth quarter...     12.33     8.14

           2003
             First quarter....  $  12.81  $  9.77
             Second quarter...     14.87    10.75
             Third quarter....     12.26    10.00
             Fourth quarter...     13.68    10.00

    We have not paid cash dividends on our common stock since becoming a public company. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility and indenture governing our 9 5/8% Senior Notes Due 2007 and our 9% Senior Notes Due 2009 contain restrictions on our ability to pay dividends. Refer to Part II -- Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information.

    At March 2, 2004, we had 3,120 record holders of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth certain of our historical financial data. Until we were spun off on April 14, 2000, we were a wholly-owned subsidiary of Weatherford International, LTD. (Weatherford). This information has been prepared as if we had been a stand-alone company for the periods presented. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The following information may not be indicative of our future operating results.

                                                                            YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------
                                                      1999          2000             2001         2002            2003
                                                   ----------    ----------       ----------   ----------      ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
  Revenues .....................................   $  286,370    $  498,481       $  740,127   $  639,748      $  838,456
  Operating Income (Loss) ......................      (32,595)      (10,231)          64,200       45,986          46,136
  Net Income (Loss) Before Cumulative
    Effect of Accounting Change ................      (33,511)      (14,696)          28,090       13,046           5,190
  Net Income (Loss) ............................      (33,511)      (16,485)(a)       28,090        6,634(b)        5,190

EARNINGS (LOSS) PER SHARE (C):
(Pro forma prior to effective date of
  spinoff)
Before Cumulative Effect of Accounting
  Change:
   Basic .......................................        (0.33)        (0.13)            0.26         0.12            0.04
   Diluted .....................................        (0.33)        (0.13)            0.25         0.12            0.04
Net Income (Loss):
   Basic .......................................        (0.33)        (0.15)            0.26         0.06            0.04
   Diluted .....................................        (0.33)        (0.15)            0.25         0.06            0.04

BALANCE SHEET DATA (AT END OF
  PERIOD):
  Total Assets .................................   $  734,575    $  892,564       $  915,598   $1,315,349      $1,262,061
  Long-Term Debt ...............................       24,276       219,104          205,024      478,846         426,853
  Subordinated Note to Weatherford .............      100,000            --               --           --              --
  Stockholders' Equity .........................      453,856       431,503          468,967      588,872         606,114


----------
(a) Includes a cumulative effect of accounting change related to SEC Staff Accounting Bulletin (SAB) No. 101 of $1.8 million, net of tax.

(b) Includes a cumulative effect of accounting change related to Financial Accounting Standards Board (SFAS) No. 142, "Goodwill and Other Intangible Assets" of $6.4 million, net of tax.

(c) We have calculated our pro forma earnings per share using our pro forma basic and diluted weighted average shares outstanding for the 1999 period presented. In calculating our pro forma basic weighted average shares, we have adjusted Weatherford's historical basic weighted average shares outstanding for the applicable period to reflect the number of shares that would have been outstanding at the time assuming a distribution of one share of our common stock for each share of Weatherford common stock. Our pro forma diluted weighted average shares reflect an estimate of the potential dilutive effect of common stock equivalents. This estimate is calculated based on Weatherford's dilutive effect of stock options and restricted stock. The effect of stock options and restricted stock is not included in the diluted weighted average shares computation for periods in which a loss occurs because to do so would have been anti-dilutive.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion is intended to assist you in understanding our financial position as of December 31, 2002 and 2003, and our results of operations for each of the years in the three-year period ended December 31, 2003. This discussion should be read with our consolidated financial statements and their notes included elsewhere in this Annual Report on Form 10-K.

    The discussion of our results of operations and financial condition contains statements relating to our future results, including certain projections and trends, which constitute forward-looking statements. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in these forward-looking statements and other disclosures. These risks and uncertainties are more fully described under "Forward-Looking Statements and Exposures" below. As used herein, unless otherwise required by the context, the term "Grant Prideco" refers to Grant Prideco, Inc. and the terms "we," "our," and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as "group," "organization," "we," "us," "our" and "its," or references to specific entities, are not intended to be a precise description of corporate relationships.

GENERAL

    We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. We operate primarily through four business segments: (1) Drilling Products and Services,
(2) Drill Bits, (3) Tubular Technology and Services, and (4) Marine Products and Services. Our Drill Bits segment is comprised entirely of ReedHycalog, which we purchased from Schlumberger on December 20, 2002.

MARKET TRENDS AND OUTLOOK

    Our business is materially dependent on the level of oil and gas drilling activity worldwide, which, in turn, depends on the level of capital spending by major, independent, and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. All of our business segments generally track the level of domestic and international drilling activity, however their revenues, cash flows, and profitability follow the rig count at different stages within the market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count until customers no longer have sufficient inventory to sustain current and near-term expected future activity. Drill bit demand and our Drill Bits segment's earnings and cash flows have closely tracked the worldwide rig count. Results from our Tubular Technology and Services segment generally follows changes in North American offshore, deep drilling, natural gas rig counts, but short-term demand is also affected by inventories held by OCTG distributors. Demand for our marine products and services generally follows the level of offshore and deepwater drilling activity which, although dependent upon prices for oil and gas, is less likely to follow short-term changes in oil and gas prices as these projects are more capital intensive and are typically based upon long-term forecasts for oil and gas prices.

    During the three-year period ended December 31, 2003, the revenues, profitability, and cash flows from each of our business segments have been significantly impacted by changes in oil and gas prices and rig counts, which were highly volatile during this period. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

                                            YEAR ENDED DECEMBER 31,
                                        ------------------------------
                                          2001       2002       2003
                                        --------   --------   --------
   WTI Oil(a)
     Average..........................  $  25.96   $  26.17   $  31.06
     Ending...........................     20.42      31.20      32.52
   Henry Hub Gas(b)
     Average..........................  $   3.96   $   3.37   $   5.49
     Ending...........................      2.75       4.59       5.80
   North American Rig Count(c)
     Average..........................     1,497      1,097      1,404
     Ending...........................     1,165      1,204      1,531
   International Rig Count(c)
     Average..........................       745        732        771
     Ending...........................       752        753        803

----------

         (a) Price per barrel of West Texas Intermediate (WTI) crude as of the dates presented above. Source: U.S. Energy Information Administration.

         (b) Price per MMBtu as of the dates presented above. Source: U.S. Energy Information Administration.

         (c)      Source: Baker Hughes Rig Count (excludes onshore China and
                  Russia).

FUTURE MARKET TRENDS AND EXPECTATIONS

    Looking forward, we anticipate that our 2004 results will be based on the level of drilling activity and our customers' views regarding the sustainability of that activity. These perceptions, in turn, will depend on their views regarding the sustainability of oil and natural gas prices. Commodity prices have been particularly strong during the first few months of 2004, and this has resulted in some increased drilling activity. We expect this higher activity to result in strong revenues from our Drill Bits segment; however, these higher activity levels have not translated into the level of increased demand historically experienced by our Drilling Products and Services and our Tubular Technology and Services segments due to drill pipe inventory levels held by our customers and OCTG inventories held by our distributors. As a result, any ultimate increase in activity for these segments, as well as the timing of such recovery, is difficult to predict. In addition, our Tubular Technology and Services segment is particularly influenced by the Gulf of Mexico rig count, which has remained flat.

    Our future results also could be affected by recent changes in steel prices, which have significantly increased since the end of 2003, caused primarily by significant increases in the prices paid by our suppliers for scrap and coke utilized in their operations. As a result, our costs for tubulars utilized to manufacture tool joints, drill collars, and heavy weight drill pipe have increased. In addition, rising steel costs could offset some of the projected benefits from our vertical integration in China. Our partner in our Austrian joint venture also is seeking to renegotiate its supply contract for billets to our Voest-Alpine affiliate. Although we intend to increase the prices that we charge to our customers to pass along any cost increases borne by us as a result of these recent changes in steel prices, there is no assurance that we will be able to successfully accomplish this in all regions in which we operate. To the extent we are unable to do so, our results of operations would be adversely affected.

    When planning our operations for 2004, we relied on various assumptions including little improvement in drilling activity or drill pipe demand. As a result, we have forecasted that we would again sell less drill pipe than consumed by our customer base in 2004 as they continue to draw down their inventories of these items. We have also forecasted productivity improvements resulting from our manufacturing rationalization project being executed in early 2004 and cost reductions from vertical integration in China. These improvements will be partially offset by increased expenses from inflation and the strengthening Euro. Our assumptions and estimates regarding future earnings are considered forward-looking statements and are subject to the risks and uncertainties inherent in such statements, including those summarized under "Forward-Looking Statements and Exposures" beginning on page 26 of this report. Using these assumptions, we expect to earn between $0.30 and $0.34 per share during 2004 (before any severance charges associated with our manufacturing rationalization or other unusual, unknown, or special items).

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

    The following table summarizes the results of the Company (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                   -------------------------
                                                     2002            2003
                                                   ---------       ---------
      Revenues:
        Drilling Products and Services .........   $ 317,280       $ 308,297
        Drill Bits .............................       5,270         258,975
        Tubular Technology and Services ........     216,842         190,200
        Marine Products and Services ...........      71,974          71,045
        Other ..................................      28,382           9,939
                                                   ---------       ---------
             Total Revenues ....................     639,748         838,456

      Operating Income (Loss):
        Drilling Products and Services .........      58,029(a)       18,776(c)
        Drill Bits .............................         796          58,443(d)
        Tubular Technology and Services ........       7,893(a)        7,176(e)
        Marine Products and Services ...........       3,922           1,297
        Other ..................................      (1,124)        (16,754)(e)(f)
        Corporate ..............................     (23,530)(b)     (22,802)(g)
                                                   ---------       ---------
             Total Operating Income ............      45,986          46,136

----------
(a) Includes other charges of $2.6 million, $2.4 million in Drilling Products and Services and $0.2 million in Tubular Technology and Services, related to fixed asset write-downs for idle assets that were taken out of service pursuant to our ongoing automation and efficiency initiatives and were classified as held for sale. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(b) Includes other charges of $4.5 million related to an executive employee terminated in June 2002.

(c) Includes other charges of $24.9 million related to fixed asset write-downs for our manufacturing rationalization program designed to take out of service redundant or idle assets before their estimated useful lives pursuant to our initiative to streamline manufacturing capacity and improve operating efficiencies. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(d)      2003 includes transition costs of $3.9 million in Operating Income
         (Loss) related to the ReedHycalog acquisition in December 2002.

(e) Includes other charges of $6.4 million, $0.4 million in Tubular Technology and Services and $6.0 million in Other, classified as cost of sales related to the write-down of inventories, primarily industrial products, to their estimated net realizable values. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposition.

(f) Includes other charges of $6.4 million related to the write-down of two technology joint ventures. Included in this amount is a goodwill impairment of $2.5 million, an intangible asset write-off of $1.3 million, and an equity-method investment impairment of $2.6 million.

(g) Includes other charges of $1.5 million for stock compensation expense. In May 2003, two members of the Board of Directors volunteered to step down to reduce the number of common directors between us and our former parent Weatherford, and vesting of their stock-based compensation was accelerated. Also included is a $1.4 million credit reflecting the actual 2003 settlement of a liability accrued as a charge in 2000.

    Net income was $5.2 million ($0.04 per share) on revenues of $838.5 million for 2003, compared to net income of $6.6 million ($0.06 per share) on revenues of $639.7 million for the same period in 2002. The results for 2002 and 2003 include other charges along with transition costs of $4.4 million in 2003 related to the ReedHycalog acquisition and other ReedHycalog acquisition expense of $2.0 million in 2002. Also included in 2002 net income is a cumulative effect of an accounting change of $6.4 million, net of tax, related to a transitional goodwill impairment charge reflecting the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

    Consolidated operating income was $46.1 million in 2003, compared to $46.0 million in 2002, including other charges mentioned above.

    Other operating expense (sales and marketing, general and administrative, and research and engineering) as a percentage of revenue increased from 13% in 2002 to 23% in 2003. This increase relates primarily to our Drill Bits segment, which has a significant worldwide sales and marketing infrastructure and an extensive research and engineering program.

DRILLING PRODUCTS AND SERVICES

    Our Drilling Products and Services segment revenues decreased $9.0 million, or 3%, in 2003 as compared to 2002 and operating income decreased $39.3 million, or 68%, for the same period. Included in 2003 operating income were fixed asset write-downs of $24.9 million related to our decision to consolidate our drill stem manufacturing operations based upon a rationalization study that was completed during the fourth quarter of 2003. Included in 2002 operating income were fixed asset write-downs of $2.4 million related to efficiency and automation initiatives primarily at our operations located in Mexico. Operating margin of 6% in 2003 was down from 18% in 2002 including charges. During 2003, drill pipe footage sold increased 0.7 million feet, from 6.4 million feet sold to 7.1 million feet sold when compared to 2002, and average sales price per foot decreased by 10%. The decrease in price reflects a shift in product mix from higher margin, large-diameter, drilling products to lower margin, small-diameter, drilling products. Also contributing to the decrease in revenues are decreased sales of tool joints and heavy weight drill pipe in 2003. These decreases are partially offset by incremental revenues for 2003 related to the majority purchase of Jiangsu Shuguang Grant Prideco Tubular Limited (JSG) in March 2002.

DRILL BITS

    On December 20, 2002, we acquired ReedHycalog, which comprises our Drill Bits segment. Our Drill Bits segment reported revenues of $259.0 million in 2003 as compared to $5.3 million in 2002. Operating income was $58.4 million in 2003, which includes $3.9 million of transition costs related to the integration of ReedHycalog, and the operating income margin was 23% as compared to operating income of $0.8 million and operating margin of 15% in 2002. ReedHycalog's results have strengthened throughout the year reflecting worldwide sales increases and successful market penetration of our new TReX fixed-cutter bit.

TUBULAR TECHNOLOGY AND SERVICES

    Our Tubular Technology and Services segment revenues decreased $26.6 million, or 12%, in 2003 as compared to 2002 and operating income decreased $0.7 million, or 9%, for the same period. Included in 2003 operating income was a $0.4 million inventory reserve charge to reflect the estimated realizable value of inventory of exited tubing product lines. Included in 2002 operating income was a charge of $0.2 million related to idled fixed assets. These revenue and operating income decreases reflect the impact of exiting the tubing product lines, starting in the first quarter of 2003, as well as decreased premium threading and tubular processing activities. The 2003 results also include incremental revenues and operating income related to our Grey-Mak business that was acquired in September 2002.

MARINE PRODUCTS AND SERVICES

    Our Marine Products and Services segment revenues decreased $0.9 million in 2003 as compared to 2002 and operating income decreased $2.6 million, or 67% for the same period. Operating margin of 2% in 2003 was down from 5% in 2002. These decreases were due primarily to the sales of our Rotator subsidiary in September 2003 and our Petrodrive product line in December 2003, which were partially offset by increased sales by our XL Systems product line. Operating income decreased at a greater percentage than revenues as a result of increased research and development expenses and a shift in product mix toward lower margin business.

OTHER OPERATIONS

    Our Other segment included our industrial drill pipe operations and our construction casing and water well operations. We exited the industrial drill pipe business in the second quarter of 2003 and the construction casing and water well business with the sale of our Star Iron Works subsidiary in the first quarter of 2003.

    In 2003, we moved our joint ventures relating to POS-GRIP technology from our Marine Products and Services segment to our Other segment. Prior periods have been restated to reflect this change. During the first quarter of 2004, we sold to our partner our rights to POS-GRIP technology for jack-up exploration applications and have granted our partner an option to purchase our rights to POS-GRIP technology for subsea applications.

    Our Other segments revenues decreased $18.4 million, or 65%, in 2003 as compared to 2002, and operating loss increased $15.7 million for the same period. Included in the 2003 operating loss are charges totaling $12.4 million, which consisted of an inventory reserve charge of $6.0 million to reflect the estimated realizable value of inventory for the exited industrial drill pipe product lines and asset impairments of $6.4 million related to two technology joint ventures.

CORPORATE

    Corporate general and administrative expenses for 2003 were $22.8 million compared to $23.5 million in 2002. Included in 2002 corporate expenses was a charge of $4.5 million related to severance. Excluding this charge, corporate expenses increased due primarily to higher incentive and business development costs in 2003. As a percentage of revenues, corporate expenses remained relatively flat as a percentage of revenues in 2002 and 2003.

OTHER ITEMS

    Our interest expense was $43.9 million in 2003 compared to $27.1 million in 2002. This increase was due to new debt related to the ReedHycalog acquisition in December 2002. We issued $175 million 9% Senior Notes Due 2009 and entered into a new Senior Credit Facility, which includes a $50 million term loan. See "Liquidity and Capital Resources" for further discussion of the Senior Credit Facility.

    Other, Net increased $12.1 million in 2003 as compared to 2002. This increase relates to a $6.6 million gain from favorably renegotiating a liability to our former parent, a gain on the sale of businesses of $3.5 million, along with favorable foreign exchange fluctuation in 2003. These increases were partially offset by transition costs in 2003 of $2.9 million associated with the ReedHycalog integration.

    Our equity income (loss) decreased to an equity loss of $0.5 million in 2003 from equity income of $5.3 million in 2002. This decrease was primarily related to a decrease in equity income contributed by Voest-Alpine of $4.4 million due to decreased activity. The remaining decrease relates to our equity-method investments in G-PEX and Intelliserv that have increased costs related to the continued development of their products in 2003, coupled with equity income in 2002 related to JSG before our majority interest purchase in March 2002.

    Our effective tax rate in 2003 was 35% as compared to 31% in 2002. This expected increase in the effective tax rate was due to higher foreign earnings in 2003 related to the ReedHycalog acquisition, partially offset by the favorable renegotiation of a liability with our former parent.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

    The following table summarizes the results of the Company (in thousands):

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        2001                   2002
                                                     ----------             ----------
Revenues:
  Drilling Products and Services .................   $  382,579             $  317,280
  Drill Bits .....................................           --                  5,270
  Tubular Technology and Services ................      272,283                216,842
  Marine Products and Services ...................       43,906                 71,974
  Other ..........................................       41,359                 28,382
                                                     ----------             ----------
       Total Revenues ............................      740,127                639,748

Operating Income (Loss):
  Drilling Products and Services .................       57,398(a)(b)(c)        58,029(d)
  Drill Bits .....................................           --                    796
  Tubular Technology and Services ................       43,986(a)               7,893(d)
  Marine Products and Services ...................       (1,238)(a)(c)           3,922
  Other ..........................................       (6,775)(a)(c)          (1,124)
  Corporate ......................................      (29,171)(c)            (23,530)(e)
                                                     ----------             ----------
       Total Operating Income ....................       64,200                 45,986

----------

(a) Includes other charges of $11.1 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales. Of these charges, $4.7 million related to Drilling Products and Services, $0.5 million related to Tubular Technology and Services, $2.0 million related to Marine Products and Services, and $3.9 million related to our Other segment.

(b) Includes other charges of $19.2 million to write-off assets. In connection with our operational review conducted in 2001, we reassessed the viability of restructuring our relationship with OCTL in India and determined that a continued relationship was no longer viable. As a result of this determination, we wrote-off the remaining $17.7 million of unpaid receivables and advances owed to us by OCTL. Also includes fixed asset write-downs of $1.5 million related to our decision to discontinue the manufacturing of industrial flanges.

(c) Includes other charges of $14.5 million related to severance of executive, manufacturing, and marketing employees terminated in connection with the restructuring plan that was implemented in the first quarter of 2001. The total number of employees severed was 24, and the amount accrued for severance was based upon the positions eliminated and our severance policy. Of these charges, $14.2 million related to Corporate, $0.2 million related to Marine Products and Services, and less than $0.1 million related to both Drilling Products and Services and our Other segment.

(d) Includes other charges of $2.6 million, $2.4 million in Drilling Products and Services and $0.2 million in Tubular Technology and Services, related to fixed asset write-downs for idle assets that were taken out of service pursuant to our ongoing automation and efficiency initiatives and were classified as held for sale. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(e) Includes other charges of $4.5 million related to an executive employee terminated in June 2002.

    Net income for the year ended December 31, 2002, after cumulative effect of accounting change of $6.4 million, net of tax, was $6.6 million ($0.06 per share) on revenues of $639.7 million, compared to $28.1 million ($0.25 per share) on revenues of $740.1 million for the same period in 2001. During both 2001 and 2002, our results of operations and earnings were affected by the various other charges along with ReedHycalog acquisition expenses of $2.0 million in 2002. In addition, we adopted the new goodwill accounting standard, which ceased the amortization of goodwill, as of January 1, 2002. Goodwill amortization for the year ended December 31, 2001 was $6.4 million and is included in general and administrative expenses.

DRILLING PRODUCTS AND SERVICES

    Our Drilling Products and Services segment revenues decreased $65.3 million, or 17%, in 2002 as compared to 2001 and operating income increased $0.6 million, or 1%, in the same period. Included in 2002 operating income were charges of $2.4 million related to our efficiency and automation initiatives primarily at our operations located in Mexico. Included in 2001 operating income were $24.0 million of inventory write-offs and capitalized manufacturing variances and goodwill amortization of $3.2 million. The decrease in revenues was due primarily to a 27% decline in the average North American rig count, and the resulting overall weak demand for our drill stem products. However, the decrease in demand was partially offset by an increase in average pricing for drill pipe in 2002 due to a sales mix improvement toward international and offshore markets, which tend to purchase our higher-priced, more technologically advanced products, coupled with an overall price increase implemented in 2001.

DRILL BITS

    Since we acquired ReedHycalog on December 20, 2002, its contributions were minimal since we reflect only 10 days of activity during 2002.

TUBULAR TECHNOLOGY AND SERVICES

    Our Tubular Technology and Services segment revenues decreased $55.4 million, or 20%, in 2002 as compared to 2001 and operating income decreased $36.1 million, or 82%, for the same period. Included in 2002 operating income were fixed asset write-downs of $0.2 million related to assets held for sale. Included in 2001 operating income were $0.5 million of inventory write-offs and capitalized manufacturing variances. Revenues and operating income were negatively affected by a 19% decline in the U.S. natural gas rig count when compared to the same period last year and OCTG distributors purchasing at low levels in light of the weak and uncertain market conditions. The decrease in operating income also reflects unabsorbed manufacturing costs incurred to maintain capacity for an expected industry upturn.

MARINE PRODUCTS AND SERVICES

    Our Marine Products and Services segment revenues increased $28.1 million, or 63%, in 2002 as compared to 2001 and reported operating income of $3.9 million in 2002 as compared to an operating loss of $1.2 million in 2001. Included in the 2001 operating loss were charges of $2.2 million related to inventory write-offs, capitalized manufacturing variances, and severance, and goodwill amortization of $0.4 million. In the first quarter of 2001, we began to strengthen our XL Systems products and services sales force, consolidated certain offshore selling activities, and began to build a broader product line. Additionally, in the fourth quarter of 2001, we added a new management team. These actions, coupled with the acquisition of our Rotator subsidiary in the second quarter of 2002, resulted in increased revenues for this segment despite the 26% decrease in the U.S. offshore rig count. This segment's sales and marketing and general and administrative expenses increased as a percentage of revenues from 18% in 2001 to 20% in 2002. This increase was due to increased operating expenses associated with our Rotator acquisition coupled with costs incurred to develop infrastructure for future growth of this segment.

OTHER

    Our Other segment revenues decreased $13.0 million, or 31%, in 2002 as compared to 2001 and its operating loss decreased $5.7 million, from an operating loss of $6.8 million in 2001 to an operating loss of $1.1 million in 2002. Included in the 2001 operating loss are charges of $4.0 million related to inventory write-offs, capitalized manufacturing variances, and severance and goodwill amortization of $0.3 million. The decrease in revenues was from our industrial drill pipe operations due to decreased activity levels related to depressed fiber optic installation and construction markets. The decrease in operating loss, excluding charges, was due to efficiencies obtained from organizational restructurings that took place in the first quarter of 2001.

CORPORATE

    Our Corporate general and administrative expenses were flat as a percentage of revenues at 4% of revenues in 2001 and 2002.

OTHER ITEMS

    Our interest expense of $27.1 million in 2002 was flat when compared to 2001.

    Our equity income decreased $3.4 million in 2002 when compared to 2001. This decrease primarily relates to a decrease in equity income contributed by our investment in Voest-Alpine coupled with an increase in equity losses related to development of our Intelliserv joint venture.

    Our effective tax rate in 2002 was 31% as compared to 35% in 2001. This decrease in the effective tax rate for 2002 is due primarily to the effects of ceasing goodwill amortization effective January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Our liquidity depends upon our cash flow from operations, the level of availability under our senior credit facility and our ability to raise capital from third parties. During 2003, we reduced our borrowings under our credit facilities and increased our borrowing capacity. As a result of these improvements, along with our financing completed in connection with the ReedHycalog acquisition in December 2002, we believe we have significantly improved our liquidity position and that we are well positioned to not only take full advantage of upturns in the market for our products and services, but to maintain our businesses and take advantage of opportunities even in the event of any downturns.

    At December 31, 2003, we had cash and cash equivalents of $19.2 million, working capital of $344.6 million, and unused borrowing availability of $122.3 million under our revolving credit facility, compared to cash and cash equivalents of $21.9 million, working capital of $340.3 million and unused borrowing availability under our revolving credit facility of $91.0 million at December 31, 2002.

    The following table summarizes our cash flows provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the periods presented:

                                                                    YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   2001       2002        2003
                                                                 --------   ---------   --------
                                                                         (IN THOUSANDS)
    Net Cash Provided by Operating Activities...............     $ 40,516   $ 121,589   $ 80,170
    Net Cash (Used in) Investing Activities.................      (42,134)   (313,836)   (23,804)
    Net Cash Provided by (Used in) Financing Activities.....        3,713     203,137    (59,644)

OPERATING ACTIVITIES

    Our net cash flow provided by operating activities decreased by $41.4 million in 2003 as compared to 2002. Cash flow before changes in operating assets and liabilities increased by $33.4 million, which was offset by a use of cash of $74.8 million related to net increases in operating assets and liabilities (primarily accounts receivable and inventory). These changes reflect the increased oil and gas drilling activity in 2003 when compared to 2002.

    Our net cash flow provided by operating activities increased by $81.1 million in 2002 as compared to 2001. Cash flow before changes in operating assets and liabilities decreased by $43.0 million in 2002 due to declines in oil and gas drilling activity. However, this decrease was offset by a source of cash of $124.1 million related to reductions in operating assets and liabilities (primarily accounts receivable and inventory), reflecting our working capital management program implemented in late 2001.

INVESTING ACTIVITIES

    Net cash used in investing activities decreased by $290.0 million in 2003 as compared to 2002 due primarily to decreased business acquisitions during 2003, coupled with proceeds from the sale of businesses of $30.4 million and a decrease in capital expenditures for property, plant, and equipment of $4.4 million.

    Net cash used in investing activities increased by $271.7 million in 2002 as compared to 2001 due primarily to increased business acquisitions during 2002 coupled with increased capital expenditures for property, plant, and equipment. In December 2002, we finalized our acquisition of ReedHycalog, which used approximately $255 million in cash to fund the purchase price.

    Capital expenditures for property, plant, and equipment totaled $45.8 million and $41.4 million for the years ended December 31, 2002 and 2003, respectively. We currently expect to expend approximately $40.0 million for capital expenditures for property, plant, and equipment during 2004. This includes capital expenditures related to our capital improvement program to reduce production costs and improve efficiencies and the existing equipment base.

FINANCING ACTIVITIES

    Our net cash provided by financing activities decreased by $262.8 million in 2003 as compared to 2002. In 2002, we received net proceeds of $170.4 million from the issuance of $175 million 9% Senior Notes Due 2009, coupled with net borrowings of $33.9 million. In 2003, net repayments on total debt were $57.8 million.

    Our net cash provided by financing activities increased by $199.4 million in 2002 as compared to 2001. In 2002, we received net proceeds of $170.4 million from the issuance of $175 million 9% Senior Notes Due 2009, coupled with net borrowings of $33.9 million.

SENIOR CREDIT FACILITY AND OTHER LONG-TERM DEBT

    Our debt balances are primarily comprised of: (1) borrowings under our senior credit facility, (2) our 9 5/8% Senior Notes due 2007, and (3) our 9% Senior Notes due 2009. We estimate our required principal and interest payments for our outstanding debt to be approximately $48.0 million for 2004.

   Senior Credit Facility

    In connection with the ReedHycalog acquisition in December 2002, we entered into a new four-year $240 million senior secured credit facility (Senior Credit Facility) with a syndicate of U.S. and foreign banks maturing on December 18, 2006. The Senior Credit Facility is comprised of a $50 million term loan consisting of a $47 million U.S. term loan and a $3 million Canadian term loan, and a $190 million revolving credit facility, which includes up to $20 million for letter of credits, consisting of a $183 million U.S. revolving facility and a $7 million Canadian revolving facility.

    The credit facilities are guaranteed by Grant Prideco and all domestic subsidiaries and are secured by substantially all of our U.S. assets, including U.S. inventories, equipment, receivables, owned real property, and stock of certain foreign subsidiaries. The Canadian credit facilities are guaranteed by Grant Prideco and all U.S. subsidiaries and are secured by substantially all of our U.S. assets and certain of our Canadian inventories, equipment, receivables, and owned real property and 65% of the stock of certain foreign subsidiaries.

    Availability under the revolving credit facility, which was $122.3 million as of December 31, 2003, is based on the collateral value of the inventories and receivables securing the credit facility. The current outstanding principal balance of the term loans was $42.9 million at December 31, 2003. Amounts outstanding under the credit facilities accrue interest at a variable rate based on either the U.S. prime rate (plus 0.75% to 2.00% depending on our leverage ratio and the type of loan, whether revolving or term) or LIBOR (plus 1.75% to 3.00% depending on our leverage ratio and the type of loan, whether revolving or term) for the U.S. denominated advances or a variable rate based on the Canadian prime rate (plus 0.75% to 2.00% depending on our leverage ratio and the type of loan, whether revolving or term) or the applicable rate for Canadian bankers acceptances, for Canadian denominated advances. Interest on outstanding borrowings is payable monthly or, with respect to LIBOR borrowings, either quarterly or at the end of the applicable LIBOR period. The U.S. revolving credit facility also provides us with availability for stand-by letters of credit. We are required to comply with various affirmative and negative covenants which will limit our ability to incur new debt, make certain investments and acquisitions, sell assets, grant liens, and take other actions. We are subject to financial covenants that require us to limit our capital expenditures and, under certain circumstances, require us to maintain a certain minimum fixed charge coverage ratio.

   9% Senior Notes Due 2009

    In December 2002, we issued $175.0 million principal amount of 9% Senior Notes Due 2009. Net proceeds from the issuance of approximately $170.0 million were used, along with certain other funds, to fund the cash portion of the ReedHycalog acquisition. Interest is payable June 15 and December 15 of each year. After December 15, 2006, we may redeem all or part of the 9% Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The 9% Senior Notes are guaranteed by all of our domestic subsidiaries. The indenture governing the 9% Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens, and other related items.

   9 5/8% Senior Notes Due 2007

    In December 2000, we issued $200.0 million principal amount of 9 5/8% Senior Notes Due 2007. The 9 5/8% Senior Notes were issued at a discount to yield an effective interest rate of 9 3/4%. Net proceeds from the issuance of $193.3 million were utilized to repay a $100.0 million subordinated note to Weatherford International, Inc. and to repay outstanding borrowings under our then-existing revolving credit facility of approximately $80.3 million. Interest is payable June 1 and December 1 of each year. We may redeem all or part of the 9 5/8% Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The 9 5/8% Senior Notes are guaranteed by all of our domestic subsidiaries. The indenture governing the 9 5/8% Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens, and other related items.

    In the event there is a payment default under the Senior Credit Facility, the 9% and 9 5/8% Senior Notes could come due. As of December 31, 2003, we were in compliance with the various covenants under the Senior Credit Facility and the 9% and 9 5/8% Senior Notes agreements.

LIQUIDITY OUTLOOK

    We estimate our required principal and interest payments for our outstanding debt to be approximately $48.0 million for 2004 and capital expenditures for 2004 to be approximately $40.0 million in the aggregate. We currently expect to satisfy all required capital expenditures and debt service requirements during 2004 from operating cash flows, existing cash balances, and the revolver of our Senior Credit Facility. As of December 31, 2003, we had borrowed $57.2 million under the Senior Credit Facility, of which $14.3 million related to the revolving credit facility borrowings, and $42.9 million related to the term loan. Also, $5.9 million had been used to support outstanding letters of credit. Net borrowing availability was $122.3 million.

    Based on our current projected capital expenditures and required principal and interest payments, our operating cash flows, existing cash balances, and estimated availability under the Senior Credit Facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity in the event of a prolonged market downturn to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during any such period. Acquisitions and expansions will be financed from cash flow from operations, borrowings under our Senior Credit Facility, or through a combination of the issuance of additional equity and debt financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount, and form of issue dependent on the prevailing market and general economic conditions.

    The following table summarizes our contractual obligations and commercial commitments at December 31, 2003 (in thousands):


                                                                                          AFTER 6
     CONTRACTUAL OBLIGATIONS              TOTAL      1 YEAR    2 - 4 YEARS  5 - 6 YEARS    YEARS
     -----------------------             --------   --------   -----------  -----------   --------
Long-Term Debt .......................   $435,197   $  8,416   $   249,988  $   175,234   $  1,559
Capital Lease Obligations ............      1,441      1,369            72           --         --
Operating Leases .....................     53,008     15,510        22,716        6,823      7,959
Purchase Commitments -
  Open-Ended .........................      3,749      3,000           749           --         --
  Closed-Ended .......................        711        711            --           --         --
                                         --------   --------   -----------  -----------   --------
Total Contractual Obligations ........   $494,106   $ 29,006   $   273,525  $   182,057   $  9,518
                                         ========   ========   ===========  ===========   ========

                                                                                          AFTER 6
                                          TOTAL      1 YEAR    2 - 4 YEARS  5 - 6 YEARS    YEARS
                                         --------   --------   -----------  -----------   --------
COMMERCIAL COMMITMENTS
Standby Letters of Credit ............   $  7,120   $  4,957   $     2,163  $        --   $     --
                                         ========   ========   ===========  ===========   ========

TAX MATTERS

    As a result of our spinoff from Weatherford, subsequent to April 14, 2000 we are no longer able to combine the results of our operations with those of Weatherford in reporting income for United States federal income tax purposes and for income tax purposes in states and foreign countries in which we do business. Under the terms of a tax allocation agreement with Weatherford, we will not have the future benefit of any prior tax losses or benefits incurred as part of a consolidated return with Weatherford. Moreover, we will be liable to Weatherford for any corporate-level taxes incurred by Weatherford as a result of the spinoff, except to the extent the taxes arise solely as a result of a change of control of Weatherford. We believe these matters will not have a material adverse effect on our earnings.

RELATED-PARTY TRANSACTIONS

    Until April 14, 2000, we were a wholly-owned subsidiary of Weatherford. We were spun off from Weatherford on April 14, 2000, through a distribution by Weatherford to its stockholders of all of our Common Stock. Weatherford no longer owns any interest in our Company. Prior to our 2003 Annual Meeting held in May 2003, we had seven Directors, five of which also served on the Board of Weatherford. Following the 2003 Annual Meeting, we now have nine Directors, of which only three serve on Weatherford's Board.

    In connection with the spinoff, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed to purchase at least 70% of its requirements of drill stem products from us, subject to certain exceptions. In return, we agreed to sell those products at prices not greater than that at which we sell to similarly situated customers, and we provided Weatherford a $30.0 million credit towards the purchase of those products. During 2003, we extended the term of this contract by two years and reduced the unused preferred supplier credit balance by $6.6 million. At December 31, 2003, the remaining credit balance was $7.9 million. Weatherford purchased approximately $14.3 million of drill stem products from us during 2003. Weatherford also purchased API tubing and accessory threading services from us aggregating $8.1 million during 2003.

    Our Drill Bits segment sells drill bits worldwide to oil and gas operators, including Newfield Exploration Company (Newfield). In addition, a division of our Tubular Technology and Services segment also sells accessories directly to Newfield. Two of our directors, Mr. Trice and Mr. Hendrix, are directors of Newfield and Mr. Trice is Newfield's President and Chief Executive Officer. During 2003, Newfield purchased approximately $1.0 million of products from us.

    During 2003, we renewed a supply contract with Voest-Alpine under which we agreed to purchase a minimum of 57,000 metric tons of green tubulars during 2003 and 52,000 metric tons per year thereafter through July 2007. This Euro denominated contract fixes the price of steel green tubes within a range, and it limits total price increases to 5% over the life of the contract. Because this agreement requires us to purchase tubulars or pay a penalty regardless of our needs, purchases under this agreement may be made for inventory or we may be forced to pay a penalty during periods of low customer demand. The maximum penalties due under the contract would be 43.60 Euros for every metric ton that a two-year average of purchases fell below the annual purchase minimum. Any purchases made in excess of demand would require us to use our working capital and expose us to risks of excess inventory during a downturn. Although these purchases could require a substantial expenditure, we expect that we will be able to eventually use or sell all of the tubular products we are required to purchase from Voest-Alpine. We currently believe we will meet our contractual commitments for 2004 without incurring unnecessary penalties or material unnecessary inventory positions. We also believe that there are numerous other supply sources available to us at reasonably competitive prices in the event that Voest-Alpine is not able to supply all of our requirements.

OFF-BALANCE SHEET FINANCING

    We do not have any off-balance sheet hedging, financing arrangements or contracts except for those associated with our investments in three companies that are not consolidated in our financial statements: Voest-Alpine, G-PEX, and Intelliserv. These investments are accounted for under the equity-method of accounting. The assets and liabilities of Voest-Alpine are summarized in Note 7 to our audited consolidated financial statements. The two other joint ventures relate to technologies we are currently developing. These two companies do not have any debt, other than trade payables relating primarily to research and development expenses.

    Additionally, Voest-Alpine has entered into forward contracts to cover its currency risk related to accounts receivables and accounts payables and has also entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds.

RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46) was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities, which are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The Interpretation is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which we obtained an interest after that date. In December 2003, the FASB issued a revision to FIN No. 46, (FIN No. 46R), to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of this revised interpretation. Otherwise, application of FIN No. 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. We are currently analyzing the potential impact, if any, this interpretation will have on our consolidated results of operations and its financial condition, with respect to entities acquired before February 1, 2003.

    In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within its scope be classified as an asset or liability. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the our existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. We adopted SFAS No. 150 in the third quarter of 2003 and there was no impact on our consolidated results of operations or financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our significant accounting policies are fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments and assumptions.

Revenue Recognition

    We recognize revenue in accordance with our sales agreements, which is on the date of customer acceptance, where the manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectability is reasonably assured, and we have met all of our delivery obligations. With respect to our Drill Bits segment, for consignment and performance sales, revenue is recognized when the customer runs the drill bit. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale. We also recognize revenue for services as they are performed. Allowances for bad debts are provided based on specific account collection issues. If actual future bad debts differ from what has been identified, additional allowances may be required.

Inventories

    Inventory costs are stated at the lower of cost or market using the first-in, first-out method. We value our inventories primarily using standard costs, which approximate actual costs, that include raw materials, direct labor, and manufacturing overhead allocations. We also perform obsolescence reviews on slow-moving drill stem and tubular related inventories and establish reserves based on current assessments about future demands, market conditions, and related management initiatives. Our inventory obsolescence policy with respect to drill bits is to reserve 50% of the cost of inventories held longer than one year and 100% of the cost of inventories held longer than two years. If market conditions are different than those projected by management, additional inventory reserves may be required.

Business Combinations

    The cost of business acquisitions is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition using third-party appraisals and management estimates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. In addition, estimated liabilities to exit activities of an acquired operation or an existing operation, including the exiting of contractual obligations and the termination of employees, are subject to change as management continues its assessment of operations and finalizes its integration plans.

Long-Lived Assets

    A review for impairment of long-lived assets is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets (group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to expected future net cash flows without interest costs to be generated by the asset group. If such asset group is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds fair value based on expected future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs. In 2003, we recorded fixed asset write-downs of $24.9 million related to our Drilling Products and Services manufacturing rationalization. While we believe no other impairment existed at December 31, 2003 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

Goodwill and Intangible Assets

    Goodwill and intangible assets that have indefinite useful lives are subject to annual impairment tests. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over the years expected to be benefited, ranging from 1.5 to 20 years. In 2003, we recorded a goodwill impairment of $2.5 million and an intangible asset write-down of $1.3 million related to a technology joint venture included in our Other segment. While we believe no other impairment existed at December 31, 2003 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

Valuation Allowance for Deferred Tax Assets

    We record a valuation allowance to reduce our deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future. This requires us to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions.

Contingent Liabilities

    We have contingent liabilities and future claims for which we have made estimates of the amount of the actual costs of these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision to cover an expected loss based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities primarily include litigation, warranty claims, and contract claims. While management believes the recorded liabilities are adequate, inherent limitations in the estimation process may cause future actual losses to exceed expected losses.

Pension Plans

    The plan obligations and related assets of defined benefit pension plans are presented in Note 14 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations as of the period end. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

FORWARD-LOOKING STATEMENTS AND EXPOSURES

    In light of the SEC's Regulation FD, we have elected to provide in this report various forward-looking statements and operational details. We have done so to assure full market disclosure of information that we generally make available to our investors and securities analysts. We expect to provide updates to this information on a regular basis in our periodic and current reports filed with the SEC. We have also made our investor conference calls open to all investors and encourage all investors to listen in on these calls. We will publicly announce the call-in information in a press release before such calls. We are providing this information to assist our stockholders in better understanding our business. These expectations reflect only our current view on these matters as of the date of this report and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met and our actual results will likely vary (up or down) from those currently projected. These estimates speak only of our expectations as of the date of this report and we make no undertaking to update this information. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed that would impact our expectations.

    In making our forward-looking statements, we have made numerous assumptions regarding our operations. Although we believe, as of the date this report is filed, that these assumptions are reasonable, there can be no assurance that they will be correct in the future. Our assumptions include the following:

        o The average North American rig count (U.S. and Canada) for 2004 will be 1,441.

        o   The average international rig count for 2004 will be 792.

        o Commodity gas prices will not fall in a manner that would affect demand for our products or potential purchasing decisions or customer perceptions.

        o Drill stem demand will increase only modestly during 2004, and U.S land-based operators will not increase purchases in meaningful quantities.

        o   We expect modest drill bit pricing improvements.

        o We expect our effective tax rate to be approximately 37% during 2004.

        o There will be no changes in domestic or worldwide political events that would have an adverse consequence upon the domestic or worldwide economies and the demand for our products and services. In particular, we assume that Organization of Petroleum Exporting Countries (OPEC) and other oil exporting countries and organizations will take reasonable actions to insure that worldwide oil prices remain relatively stable and not fall for any prolonged period of time that would adversely affect demand for our products, and that United States current and potential military actions in Afghanistan, Iraq, or elsewhere will not disrupt any of our operations or demand for our products.

        o Any loss of drill bit sales from Schlumberger, ReedHycalog's former owner, will be offset by other international and domestic market share gains.

        o We will expend approximately $40 million on capital expenditures during 2004.

        o We will reduce our consolidated debt by approximately $60 million during 2004.

        o We will not experience any material unusual losses, expenses, or charges associated with litigation, warranty claims, environmental matters, or property losses.

        o Our utility costs, labor costs, and other expenses will not increase substantially from their current levels.

        o Our manufacturing operations will not experience any material disruptions in supply or efficiencies.

        o We will not incur any material currency remeasurement or transactional losses or other foreign currency losses.

        o There will not be any material acquisitions or divestments during the year. Although we have made this assumption for modeling purposes, we do expect that some acquisitions and divestments will be made during the year that will affect our projections and assumptions.

        o There will be no material adverse affect on our operations as a result of U.S. trade laws during 2004. Our operations and costs will not be adversely affected by any other actions under the trade laws relating to products imported by us from our foreign locations.

        o In connection with the Drilling Products manufacturing rationalization program and the charge recorded in 2003 of $24.9 million related to fixed-asset write-downs, we expect this rationalization to reduce operating costs by approximately $11 million to $12 million annually. Additional charges of approximately $1.9 million related to this program are expected in the first quarter of 2004 due to severance, lease termination, and other exit costs and these costs are not included in our earnings per share estimates.

        o We expect to reduce costs of our Chinese operations by $3.6 million as a result of our joint venture to manufacture upset-to-grade tubulars becoming operational.

        o We expect to earn approximately $5.2 million in revenues from new product introductions by our Tubular Technology Services and Marine Products and Services segments.

RISK FACTORS AND EXPOSURES

    The businesses in which we operate are subject to various risks and uncertainties that could have adverse consequences on our results of operations and financial condition and that could cause actual results to be materially different from projected results contained in the forward-looking statements in this report and in our other disclosures. Investors should carefully consider these risks and uncertainties when evaluating our company and the forward-looking statements that we make. These risks and uncertainties include, but are not limited to, the following:

     A DECLINE IN DOMESTIC AND WORLDWIDE OIL AND GAS DRILLING ACTIVITY WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

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

   o   national government political requirements and the policies of the OPEC;

   o   the price and availability of alternative fuels;

   o   environmental regulation; and

   o   tax policies.

    Decreased demand for our products results not only from periods of lower drilling activity, but also from the resulting build up of customer inventory of drill pipe associated with idle rigs, which can be used on active rigs in lieu of new purchases. The time period during which drill pipe inventory is used is a function of the number of rigs actively drilling and the expected level of drilling activity. A decrease in the number of rigs actively drilling results in a large amount of unused drill pipe on idle rigs and a decrease in demand for new drill pipe.

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

    Steel prices have increased significantly since the end of 2003, caused primarily by significant increases in the prices paid by our suppliers for scrap and coke utilized in their operations. Although we have a long-term supply contract with our Voest-Alpine affiliate relating to our supply of green tubes utilized in our drill pipe operations, we do not have such supply contracts in place for our suppliers of bars and billets utilized to manufacture our tool joints, drill collars and heavy weight drill pipe. Our partner in our Austrian joint venture also is seeking to renegotiate its supply contract for billets to our Voest-Alpine affiliate. Our forward-looking statements assume that we will be able to pass on to our customers any cost increases we may experience as a result of the current shortages being experienced in the worldwide steel markets. If we are unable to, our results of operations could be materially adversely affected.

    With respect to our Chinese operations, we purchase green tubes from our supplier on a cost-plus basis. As such, any increase in our raw material costs that we cannot pass on to our customers could have an adverse impact on our operations. In addition, certain of the benefits forecasted from our joint venture to manufacture upset-to-grade tubulars in China are based upon price differentials between our Chinese supplier and our Voest-Alpine affiliate, which may not materialize if steel prices continue to rise.

    In addition, rising steel costs also have the potential to delay increases in demand for our drill stem components and premium casing products. As drill stem products are not consumables, our customers could elect to defer purchases until such time as they determine that steel prices have stabilized or returned to more normalized conditions. Our forward-looking statements do not assume that there will be any reduced demand for our drill stem products or premium casing as a result of increased prices caused by the current shortages being experienced in the worldwide steel markets. Reduced demand could adversely affect our results of operations.

     DUE TO INTENSE COMPETITION IN OUR INDUSTRY, OUR REVENUES MAY DECLINE IF WE DO NOT DEVELOP, PRODUCE, AND COMMERCIALIZE NEW COMPETITIVE TECHNOLOGIES AND PRODUCTS OR IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR CURRENT AND FUTURE INTELLECTUAL PROPERTY RIGHTS RELATING TO OUR TECHNOLOGIES AND PRODUCTS.

    The markets for our premium products and services are characterized by continual developments. Substantial improvements in the scope and quality of product function and performance can occur over a short period of time. In order to remain competitive, we must be able to develop commercially competitive products in a timely manner in response to changes in technology. Our ability to develop new products and maintain competitive advantages depends on our ability to design and commercially market products that meet the needs of our customers, including delivery schedules and product specifications.

    Additionally, the time and expense invested in product development may not result in commercially feasible applications that provide revenues. We could be required to write-off our entire investment in a new product that does not reach commercial viability. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

    Many of our products and the processes we use to manufacture them have been granted U.S. and international patent protection, or have patent applications pending. Nevertheless, patents may not be granted for our applications and, if patents are issued, the claims allowed may not be sufficient to protect our technology. If our patents are not enforceable, or if any of our products infringe patents held by others, our financial results may be adversely affected. Our competitors may be able to independently develop technology that is similar to ours without infringing on our patents, which is especially true internationally where the protection of intellectual property rights may not be as effective. In addition, obtaining and maintaining intellectual property protection internationally may be significantly more expensive than doing so domestically. We may have to spend substantial time and money defending our patents and, after our patents expire, our competitors will not be legally constrained from developing products substantially similar to ours.

    In addition, we are in the process of developing new products that we intend to introduce to the market during 2004. These products include new large diameter premium connectors for our Tubular Technology and Services and Marine Products and Services segments and drill bits. If we are unable to introduce such products as a result of delays in our development activities, such introductions not being accepted by our end-users, or delays or abandonment for other reasons, our projected results could be adversely affected.

     OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE DEPENDENT UPON OUR ABILITY TO SUCCESSFULLY INCREASE AND DECREASE, WITHOUT MATERIAL DISRUPTION, OUR MANUFACTURING CAPACITY AND EXPENSE IN RESPONSE TO CHANGES IN DEMAND AND TO MAINTAIN PRICES FOR OUR PRODUCTS, WHICH CAN BE ADVERSELY AFFECTED BY CHANGES IN INDUSTRY CONDITIONS AND COMPETITIVE FORCES.

    Our projections assume steady demand for our products and services during 2004, in particular our drill stem products. In the event demand for these products increases, we will be required to increase our production during peak demand periods with minimal operational disruption and inefficiency. If this does not happen, or we experience difficulties in this regard, our results of operations during this ramp-up for high demand periods could be adversely affected.

     OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC, OR OTHER RISKS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    During 2003, we derived approximately 41% of our total revenues from our facilities outside the U.S. In addition, a large part of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the U.S. Our operations in certain international locations, including Mexico, Austria, Italy, China, Indonesia, and Singapore are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

   o   changes in foreign tax laws;

   o   changes in regulations and labor practices;

   o   currency fluctuations and devaluations;

   o currency restrictions, banking crises, and limitations on repatriation of profits; and

   o   political instability or military conflict.

    Our foreign operations may suffer disruptions, and we may incur losses that will not be covered by insurance. We have not historically carried political risk insurance. In particular, terrorist attacks and other threats to U.S. national security and resulting U.S. military activity throughout the world increase the possibility that our operations could be interrupted or adversely affected. Such disruption could result in our inability to ship products in a timely and cost-effective manner or our inability to place contractors and employees in various countries or regions.

    Any material currency fluctuations or devaluations, or political events that disrupt oil and gas exploration and production or the movement of funds and assets could materially adversely affect our results of operations and financial position.

    During 2003, approximately $52.5 million of our revenues were earned by our Chinese operations. As is customary in this country, it is common for our Chinese operations to settle receivables and payables through bearer bonds and notes. Recently, Chinese banks have been experiencing a shortage of currencies, which could affect our ability to fully realize on these bonds and notes. At December 31, 2003, we were not holding any such bearer bonds or notes. To date, our Chinese operations have not experienced significant losses as a result of such practice; however, there can be no assurance that such losses could not occur in the future. Any such losses could have a materially adverse affect on our results of operations in the period in which they occur.

    We have renewed an agreement with Voest-Alpine, an entity of which we own 50.01%, to purchase green tubulars through September 2007. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any "anti-dumping" duties in the U.S. on the resale of these tubulars, which could affect our ability to resell the tubulars in the U.S. Further, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offset for revenues in Euros and we have not hedged for currency risk with respect to this contract. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could materially adversely affect our results of operations.

     IN CONNECTION WITH OUR BUSINESS OPERATIONS, WE COULD BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS THAT ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

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

    Our insurance may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur or be responsible. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate or at premiums that are reasonable for us, particularly in the recent environment of significant insurance premium increases.

Further, any claims made under our policies will likely cause our premiums to increase.

    Any future damages deemed to be caused by our products or services that are assessed against us and that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our results of operations and financial condition. Litigation and claims for which we are not insured can occur, including employee claims, intellectual property claims, breach of contract claims, and warranty claims. Our forward-looking statements assume that such uninsured claims or issues will not occur. As outlined under our critical accounting policies, we account for warranty reserves on a specific identification basis. As a result, a significant unexpected warranty issue during a particular quarter or year could cause a material reduction in our results of operations in the quarter or year that the reserve for such warranty is made.

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

    Additionally, foreign producers of tubular goods have been found to have sold their products, which may include premium connections, for export to the U.S. at prices that are lower than the cost of production, or their prices in their home market, or a major third-country market. Anti-dumping orders restricting the manner and price at which tubular goods from certain countries can be imported are currently in effect. If such orders are revoked or changed, we could be exposed to increased competition from imports that could reduce our sales and market share. In addition, the premium connections market served by our Atlas Bradford product line is highly competitive. The level of competition could further increase if foreign steel mills, with their own lines of internationally accepted premium connections, more successfully penetrate the U.S. market, which could adversely affect our results of operations.

     OUR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY CHARGES ASSOCIATED WITH FUTURE OPERATIONAL CHANGES IMPLEMENTED BY MANAGEMENT OF OUR COMPANY.

    Our management recently completed a review and assessment of our drill stem manufacturing operations which resulted in a downsizing of certain of our operations, primarily in Canada. As a result of this downsizing, we wrote-off during 2003 various equipment and assets that were no longer useful in our business. We also expect to incur approximately $1.9 million in severance, lease termination, and other exit costs during the first quarter of 2004.

    In addition to these activities, management continues to conduct company-wide assessments of all of our related manufacturing strategies and practices and of our under-performing product lines to determine possible improvements to manufacturing efficiencies and future profitability. Such assessment could in the future result in divestitures or operational rationalizations that result in write-downs or other losses during any particular accounting period. Our forward-looking statements assume that none of the results of these reviews or activities will adversely affect our results of operations in any period.

     OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED DUE TO AN IMPLEMENTATION OF A NEW ENTERPRISE-WIDE RESOURCE PLANNING (ERP) SYSTEM.

    We currently are implementing a new management ERP system that we believe will, in the long term, significantly enhance our information systems, internal processes and controls. This implementation is ongoing and includes a significant amount of management's time and dedication and may distract management in unpredictable ways from our core businesses. Additionally, the ERP system might not result in the anticipated benefits and may actually cause disruptions and inefficiencies in our businesses which could result in increases in our operating and other cost that could adversely affect our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

    We are currently exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks relate to fluctuations in foreign currency exchange rates and changes in interest rates. Refer to Note 10 to the financial statements included elsewhere in this Annual Report on Form 10-K for additional information on financial instruments.

FOREIGN CURRENCY RISK

    The functional currency for a majority of our international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. To the extent that business transactions in these countries are not denominated in their respective country's functional currency, we are exposed to foreign currency exchange rate risk. Our manufacturing facilities located outside of the U.S. incur costs in local currencies, but they tend to sell in U.S. dollars, and in some cases owe U.S. dollar denominated debt. In addition, our long-term supply contract with Voest-Alpine is denominated in Euros. Subsidiaries with asset and liability balances denominated in currencies other than their functional currency are remeasured in the preparation of their financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income during the period. Net foreign currency transaction gains (losses) for the years ended December 31, 2001, 2002, and 2003 were $(0.5) million, $(0.2) million, and $3.2 million, respectively. The foreign currency transaction gains realized in 2003 relate primarily to the strengthening of the Canadian dollar and the British pound in relation to the U.S. dollar. The Euro also strengthened in 2003; however, the impact was not material.

INTEREST RATES

    We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. The following tables summarize our debt obligations at December 31, 2002 and 2003, that are sensitive to changes in interest rates. The tables present principal cash flows by expected maturity dates and weighted average interest rates (in thousands):


2003
Long-term debt:                     2004          2005          2006          2007          2008       Thereafter
                                 ----------    ----------    ----------    ----------    ----------    ----------
Fixed rate ...................   $    2,642    $      285    $      212    $  199,528    $      234    $  176,559
Average interest rate ........         9.30%         9.32%         9.33%         9.22%         8.96%         8.97%

Variable rate ................   $    7,143    $    7,143    $   42,892    $       --    $       --    $       --
Average interest rate ........         4.13%         4.12%         4.12%           --            --            --

2002
Long-term debt:                     2003          2004          2005          2006          2007       Thereafter
                                 ----------    ----------    ----------    ----------    ----------    ----------

Fixed rate ...................   $    4,368    $    1,933    $      289    $      216    $  199,355    $  176,894
Average interest rate ........         9.26%         9.31%         9.33%         9.33%         9.20%         8.96%

Variable rate ................   $    7,143    $    7,143    $    7,143    $   85,873    $       --    $       --
Average interest rate ........         4.09%         4.09%         4.09%         4.09%           --            --

    Excluding the Senior Notes, most of our long-term borrowings are at variable rates. Currently, we have variable interest rate debt totaling approximately $58.5 million. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from December 2003 levels, our combined interest expense would increase by approximately $0.5 million annually. The carrying value of our variable interest rate debt approximates fair value as it bears interest at current market rates.

    The fair value of financial instruments which differed from their carrying value at December 31, 2002 and 2003, was as follows (in millions):

                                                              DECEMBER 31,
                                                ----------------------------------------
                                                       2002                 2003
                                                ------------------   -------------------
                                                CARRYING   FAIR      CARRYING    FAIR
                                                  VALUE    VALUE       VALUE     VALUE
                                                --------  --------   ---------  --------
     9 5/8% Senior Notes due 2007.........      $  199.1  $  210.7   $   199.3  $  229.0
     9% Senior Notes due 2009.............         175.0     181.6       175.0     196.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements are filed in this Item 8:

                  Report of Independent Auditors

                  Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003

                  Consolidated Balance Sheets at December 31, 2002 and 2003

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2003

                  Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Grant Prideco, Inc.

    We have audited the accompanying consolidated balance sheets of Grant Prideco, Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the year ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item
15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grant Prideco, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.



                                        /s/ Ernst & Young LLP


Houston, Texas
February 11, 2004

                               GRANT PRIDECO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                            2001          2002          2003
                                                                         ----------    ----------    ----------
Revenues .............................................................   $  740,127    $  639,748    $  838,456
Costs and Expenses:
  Cost of Sales ......................................................      568,792       501,056       564,793
  Sales and Marketing ................................................       27,205        27,973       107,197
  General and Administrative .........................................       43,654        54,498        71,221
  Research and Engineering ...........................................        2,521         3,190        17,711
  Other Charges ......................................................       33,755         7,045        31,398
                                                                         ----------    ----------    ----------
                                                                            675,927       593,762       792,320
                                                                         ----------    ----------    ----------
Operating Income .....................................................       64,200        45,986        46,136
Other Income (Expense):
  Interest Expense ...................................................      (27,067)      (27,051)      (43,871)
  Other, Net .........................................................       (1,162)         (952)       11,145
  Equity Income (Loss) in Unconsolidated Affiliates ..................        8,747         5,342          (478)
                                                                         ----------    ----------    ----------
                                                                            (19,482)      (22,661)      (33,204)
                                                                         ----------    ----------    ----------

Income Before Income Taxes ...........................................       44,718        23,325        12,932
Income Tax Provision .................................................      (15,651)       (7,228)       (4,526)
                                                                         ----------    ----------    ----------
Net Income Before Minority Interests .................................       29,067        16,097         8,406
Minority Interests ...................................................         (977)       (3,051)       (3,216)
                                                                         ----------    ----------    ----------
Net Income Before Cumulative Effect of Accounting Change .............       28,090        13,046         5,190
Cumulative Effect of Accounting Change, Net of Tax ...................           --        (6,412)           --
                                                                         ----------    ----------    ----------
Net Income ...........................................................   $   28,090    $    6,634    $    5,190
                                                                         ==========    ==========    ==========

Basic Net Income Per Share:
  Basic Net Income Before Cumulative Effect of Accounting Change .....   $     0.26    $     0.12    $     0.04
  Cumulative Effect of Accounting Change .............................           --         (0.06)           --
                                                                         ----------    ----------    ----------
  Net Income .........................................................   $     0.26    $     0.06    $     0.04
                                                                         ==========    ==========    ==========
  Basic Weighted Average Shares Outstanding ..........................      109,486       111,459       121,646

Diluted Net Income Per Share:
  Diluted Net Income Before Cumulative Effect of Accounting Change ...   $     0.25    $     0.12    $     0.04
  Cumulative Effect of Accounting Change .............................           --         (0.06)           --
                                                                         ----------    ----------    ----------
  Net Income .........................................................   $     0.25    $     0.06    $     0.04
                                                                         ==========    ==========    ==========
  Diluted Weighted Average Shares Outstanding ........................      110,884       112,854       123,401


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               GRANT PRIDECO, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                                      DECEMBER 31,
                                                                              ----------------------------
                                                                                  2002            2003
                                                                              ------------    ------------
                                        ASSETS

Current Assets:
  Cash ....................................................................   $     21,878    $     19,230
  Restricted Cash .........................................................          8,522             283
  Accounts Receivable, Net of Allowance for Uncollectible Accounts of
    $2,815 and $3,539 for 2002 and 2003, Respectively .....................        191,087         212,285
  Inventories .............................................................        247,936         231,994
  Current Deferred Tax Assets .............................................         19,964          30,283
  Prepaid Expenses ........................................................         18,467          12,924
  Other Current Assets ....................................................         14,380           3,864
                                                                              ------------    ------------
                                                                                   522,234         510,863
Property, Plant, and Equipment, Net .......................................        292,504         251,236
Goodwill ..................................................................        394,083         396,944
Intangible Assets, Net ....................................................         38,953          36,250
Investments In and Advances to Unconsolidated Affiliates ..................         50,302          47,786
Other Assets ..............................................................         17,273          18,982
                                                                              ------------    ------------
                                                                              $  1,315,349    $  1,262,061
                                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-Term Borrowings and Current Portion of Long-Term Debt .............   $     16,657    $     11,073
  Accounts Payable ........................................................         67,475          74,408
  Current Deferred Tax Liabilities ........................................          2,581           3,763
  Accrued Labor and Benefits ..............................................         25,473          30,406
  Current Drill Pipe Credit ...............................................         16,886           1,000
  Federal Income Taxes Payable ............................................          6,943          14,401
  Other Accrued Liabilities ...............................................         45,964          31,204
                                                                              ------------    ------------
                                                                                   181,979         166,255
Long-Term Debt ............................................................        478,846         426,853
Deferred Tax Liabilities ..................................................         38,897          26,965
Other Long-Term Liabilities ...............................................         14,834          23,843
Commitments and Contingencies .............................................             --              --
Minority Interests ........................................................         11,921          12,031
Stockholders' Equity:
  Preferred Stock, $0.01 Par Value; Authorized 10,000
    Shares; No Shares Issued in 2002 or 2003 ..............................             --              --
  Common Stock, $0.01 Par Value; Authorized 300,000
    Shares; Issued 120,815 and 121,250 in 2002 and 2003, Respectively .....          1,208           1,212
  Capital in Excess of Par Value ..........................................        477,076         482,122
  Treasury  Stock, at Cost, 342 and 535 in 2002 and 2003, Respectively ....         (4,409)         (6,692)
  Retained Earnings .......................................................        131,833         137,023
  Deferred Compensation Obligation ........................................          7,237           9,366
  Accumulated Other Comprehensive Loss ....................................        (24,073)        (16,917)
                                                                              ------------    ------------
                                                                                   588,872         606,114
                                                                              ------------    ------------
                                                                              $  1,315,349    $  1,262,061
                                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               GRANT PRIDECO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                          2001          2002          2003
                                                                       ----------    ----------    ----------
Cash Flows From Operating Activities:
  Net Income .......................................................   $   28,090    $    6,634    $    5,190
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
      Cumulative Effect of Accounting Change .......................           --         6,412            --
      Gain on Sale of Businesses, Net ..............................           --            --        (3,393)
      Non-Cash Portion of Other Charges ............................       30,248         2,580        31,247
      Depreciation and Amortization ................................       30,076        31,147        46,032
      Goodwill Amortization ........................................        6,377            --            --
      Deferred Income Tax ..........................................        4,476        (3,663)       (6,861)
      Deferred Compensation Expense ................................           --         2,888         3,659
      Minority Interests in Subsidiaries ...........................          517         3,051         3,216
      Equity (Income) Loss in Unconsolidated Affiliates, Net of
         Dividends .................................................        3,019        10,746        14,127
  Change in Operating Assets and Liabilities, Net of Effects of
     Businesses Acquired:
     Accounts Receivable, Net ......................................      (25,158)       22,100       (27,697)
     Inventories ...................................................      (10,406)       50,169        (4,413)
     Other Current Assets ..........................................       (3,881)        4,370        26,910
     Other Assets ..................................................         (238)          892          (281)
     Accounts Payable ..............................................      (23,125)       (1,039)       13,075
     Other Accrued Liabilities .....................................       (3,099)       (6,121)       (5,652)
     Other, Net ....................................................        3,620        (8,577)      (14,989)
                                                                       ----------    ----------    ----------
          Net Cash Provided by Operating Activities ................       40,516       121,589        80,170

Cash Flows From Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired ..................       (3,413)     (265,172)       (8,272)
  Proceeds from Sales of Businesses, Net of Cash Disposed ..........           --            --        30,364
  Investments In and Advances to Unconsolidated Affiliates .........       (1,595)       (3,794)       (5,459)
  Capital Expenditures for Property, Plant, and Equipment ..........      (37,212)      (45,781)      (41,418)
  Other, Net .......................................................           86           911           981
                                                                       ----------    ----------    ----------
          Net Cash Used in Investing Activities ....................      (42,134)     (313,836)      (23,804)

Cash Flows From Financing Activities:
  Issuance of Long-Term Debt, Net ..................................           --       170,373            --
  Borrowings (Repayments) on Debt, Net .............................        4,696        33,870       (57,822)
  Purchases of Treasury Stock ......................................       (1,637)       (2,279)       (2,388)
  Proceeds from Stock Option Exercises .............................          654         1,173           566
                                                                       ----------    ----------    ----------
          Net Cash Provided by (Used in) Financing Activities ......        3,713       203,137       (59,644)

Effect of Exchange Rate Changes on Cash ............................          (26)          604           630
                                                                       ----------    ----------    ----------
Net Increase (Decrease) in Cash ....................................        2,069        11,494        (2,648)
Cash At Beginning of Year ..........................................        8,315        10,384        21,878
                                                                       ----------    ----------    ----------
Cash At End of Year ................................................   $   10,384    $   21,878    $   19,230
                                                                       ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               GRANT PRIDECO, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                              COMMON STOCK
                               $0.01 PAR         CAPITAL              ACCUMULATED     TREASURY STOCK                      TOTAL
                            -----------------   IN EXCESS                OTHER      -------------------     DEFERRED      STOCK-
                                                 OF PAR    RETAINED  COMPREHENSIVE                        COMPENSATION   HOLDERS'
                            SHARES    AMOUNT     VALUE     EARNINGS       LOSS       SHARES     AMOUNT     OBLIGATION     EQUITY
                            -------  --------  ----------  --------  -------------  --------   --------   ------------  ----------
Balance at December 31,
 2000 ..................... 108,542  $  1,085  $  349,436  $ 97,109  $     (20,054)      (50)  $ (1,046)  $      4,973  $  431,503
 Net Income ...............      --        --          --    28,090             --        --         --             --      28,090
 Currency Translation
  Adjustment and Other,
  Net of Tax ..............      --        --          --        --         (2,497)       --         --             --      (2,497)
 Stock Grant and Options
  Exercised ...............     119         2         652        --             --        --         --             --         654
 Tax Benefit of Options
  Exercised ...............      --        --         130        --             --        --         --             --         130
 Deferred Compensation
  Obligation ..............      --        --         166        --             --         6        132            939       1,237
 Issuance of Stock for
  Acquisition .............     632         6      11,994        --             --        --         --             --      12,000
 Amortization of
  Restricted Stock ........      --        --         171        --             --        --         --             --         171
 Purchase of Treasury
  Stock for Executive
  Deferred Compensation
  Plan ....................      --        --          --        --             --      (124)    (1,637)            --      (1,637)
 Other ....................      --        --        (684)       --             --        --         --             --        (684)
                            -------  --------  ----------  --------  -------------  --------   --------   ------------  ----------
Balance at December 31,
 2001 ..................... 109,293     1,093     361,865   125,199        (22,551)     (168)    (2,551)         5,912     468,967
 Net Income ...............      --        --          --     6,634             --        --         --             --       6,634
 Currency Translation
  Adjustment and Other,
  Net of Tax ..............      --        --          --        --         (1,522)       --         --             --      (1,522)
 Stock Grant and Options
  Exercised ...............     169         2       1,171        --             --        --         --             --       1,173
 Tax Benefit of Options
  Exercised ...............      --        --         733        --             --        --         --             --         733
 Deferred Compensation
  Obligation ..............      --        --         374        --             --        28        421          1,325       2,120
 Issuance of Stock for
  Acquisition .............  11,353       113     110,798        --             --        --         --             --     110,911
 Amortization of
  Restricted Stock ........      --        --       2,135        --             --        --         --             --       2,135
 Purchase of Treasury
  Stock for Executive
  Deferred Compensation
  Plan ....................      --        --          --        --             --      (202)    (2,279)            --      (2,279)
                            -------  --------  ----------  --------  -------------  --------   --------   ------------  ----------
Balance at December 31,
 2002 ..................... 120,815     1,208     477,076   131,833        (24,073)     (342)    (4,409)         7,237     588,872
 Net Income ...............      --        --          --     5,190             --        --         --             --       5,190
 Currency Translation
  Adjustment and Other,
  Net of Tax ..............      --        --          --        --          7,156        --         --             --       7,156
 Stock Grant and Options
  Exercised ...............      85         1         565        --             --        --         --             --         566
 Tax Benefit of Options
  Exercised ...............      --        --         120        --             --        --         --             --         120
 Deferred Compensation
  Obligation ..............      --        --          10        --             --        11        105          2,129       2,244
 Issuance of Restricted
  Stock ...................     350         3       2,499        --             --        --         --             --       2,502
 Amortization of
  Restricted Stock, Net ...      --        --       1,512        --             --        --         --             --       1,512
 Compensation Expense for
  Accelerated Vesting .....      --        --         340        --             --        --         --             --         340
 Purchase of Treasury
  Stock for Executive
  Deferred Compensation
  Plan ....................      --        --          --        --             --      (204)    (2,388)            --      (2,388)
                            -------  --------  ----------  --------  -------------  --------   --------   ------------  ----------
Balance at December 31,
  2003 .................... 121,250  $  1,212  $  482,122  $137,023  $     (16,917)     (535)  $ (6,692)  $      9,366  $  606,114
                            =======  ========  ==========  ========  =============  ========   ========   ============  ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               GRANT PRIDECO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

    The Company is the world's largest manufacturer and supplier of oilfield drill pipe and other drill stem products and a leading North American provider of high-performance tubular technology and services. The Company's drill stem products are used to drill oil and gas wells while its tubular technology and services are primarily used in drilling and completing oil and gas wells. The Company also provides a variety of products and services to the growing worldwide offshore and deepwater market through its Marine Products and Services segment. The Company's marine products and services are used for subsea construction, installation, and production of oil and gas wells. The Company is also a global leader in drill bit technology, manufacturing, sales, and service, due to the Company's acquisition of ReedHycalog(TM) on December 20, 2002. ReedHycalog is a leading designer, manufacturer, and distributor of fixed-cutter and roller-cone drill bits to the global oil and gas industry. ReedHycalog has been designing, manufacturing, and distributing drill bits for over 80 years. The Company's customers include drilling contractors; North American oil country tubular goods (OCTG) distributors; major, independent and state-owned oil companies; and oilfield service companies.

    The Company's business is dependent on the level of drilling activity worldwide, which depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current and forecasted prices for oil and gas, and the perceived stability and sustainability of those prices. The Company's Drilling Products and Services segment and Drill Bit segment's revenues most closely track worldwide rig counts, while its Tubular Technology and Services business is dependent on the U.S. rig count, particularly the natural gas rig count, and more specifically, rigs drilling for deep gas. The Company's marine products and services are primarily dependent on domestic and international offshore rig counts, particularly in the U.S. Gulf of Mexico.

Principles of Consolidation

    The consolidated financial statements include the accounts of Grant Prideco and its wholly owned subsidiaries. The following table lists less than 100% owned consolidated subsidiaries as of December 31, 2003:

                                                                     % Ownership
                                                                     -----------
          Jiangsu Shuguang Grant Prideco Tubular Limited (JSG)....        70%
          Tianjin Pipe Company (TPCO).............................        60%
          H-Tech..................................................        54%

    The minority interests of the above listed subsidiaries are included in the balance sheets and statements of operations as "Minority Interests". Intercompany transactions and balances between Grant Prideco's businesses have been eliminated. The Company accounts for its 50% or less-owned affiliates using the equity-method of accounting, as the Company has a significant influence but not a controlling interest (see Note 7).

    Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2003 classifications. These reclassifications had no impact on net income.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include reserves for inventory obsolescence, restructuring, self-insurance, valuation of goodwill and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities and purchase accounting allocations. Actual results could differ from those estimates.

Cash

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2003, the Company had $8.5 million and $0.3 million of restricted cash, respectively. The restricted cash balance at December 31, 2002 primarily related to the Company's 54% interest in H-Tech that is subject to dividend and distribution restrictions, and funding for the issuance of Industrial Revenue Bonds (IRB's) that was designated for a specific purpose. The restricted cash balance at December 31, 2003 primarily related to the Company's 60% interest in TPCO for cash that is designated for a specific purpose.

Inventories

    Inventory costs are stated at the lower of cost or market using the first-in, first-out method. The Company values its inventories primarily using standard costs, which approximate actual costs, that include raw materials, direct labor, and manufacturing overhead allocations. The Company also performs obsolescence reviews on its slow-moving drill stem and tubular related inventories and establishes reserves based on current assessments about future demands, market conditions, and related management initiatives (see Note 3). For the Company's drill bit inventory, its inventory obsolescence policy is to reserve 50% of the cost of inventories held longer than one year and 100% of cost of inventories held longer than two years.

Property, Plant, and Equipment

    Property, plant, and equipment is carried at cost. Maintenance and repairs are expensed as incurred. The costs of renewals, replacements, and betterments are capitalized. When properties and equipment are sold, retired, or otherwise disposed of, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized. Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives for the respective categories. The useful lives of the major classes of property, plant, and equipment are as follows:

                                                     LIFE
                                                  ----------
             Buildings and Improvements......     7-30 years
             Machinery and Equipment.........     2-10 years
             Furniture and Fixtures..........      3-7 years

    Property, plant, and equipment consisted of the following:

                                                        DECEMBER 31,
                                                  ----------------------
                                                    2002          2003
                                                  --------      --------
                                                      (IN THOUSANDS)
    Land........................................  $ 24,702      $ 22,715
    Buildings and Improvements..................    88,685        85,322
    Machinery and Equipment.....................   282,898       255,788
    Furniture and Fixtures......................    16,134        23,479
    Construction in Progress....................    36,852        19,856
                                                  --------      --------
                                                  $449,271      $407,160
    Less:  Accumulated Depreciation............   (156,767)     (155,924)
                                                  --------      --------
                                                  $292,504      $251,236
                                                  ========      ========

    Depreciation expense was $29.1 million, $30.2 million, and $42.0 million for the years ended December 31, 2001, 2002, and 2003, respectively, which includes depreciation of assets related to capital leases.

    The Company reviews long-lived assets (groups) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and when management determines it is more likely than not that an asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. This consists of comparing the carrying amount of an asset group with its expected future net cash flows without interest costs. If the asset group's carrying amount is less than such cash flow estimate, it is written down to its fair value based on expected future cash flows. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. See Note 4 for discussion related to the Company's fixed asset write-downs.

Goodwill and Identifiable Intangible Assets

    The Company's intangible assets are comprised of goodwill and identifiable intangible assets. Goodwill is subject to annual impairment tests. Other identifiable intangible assets are amortized on a straight-line basis over the years expected to be benefited, ranging from 1.5 to 20 years. Periodically, or when events or circumstances indicate that the carrying amount of identifiable intangible assets may not be recoverable, the Company evaluates such assets for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. See Note 11 for discussion related to the Company's goodwill and identifiable intangible asset impairments.

Stock-Based Compensation

    The Company accounts for its stock-based compensation programs using the intrinsic value method of accounting established by Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of common stock on the grant date. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (see Note 13).

    Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123. The pro forma information has been determined as if the Company had accounted for its stock options under the fair value method. The following is a summary of the Company's net income (loss) and net income (loss) per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards are made each year.

    Pro forma information applying to the fair value method follows:


                                                                     YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                2001           2002            2003
                                                            ------------   ------------    ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Income (Loss):
   As Reported ..........................................   $     28,090   $      6,634    $      5,190
     Add:  Stock-Based Employee Compensation Expense
      Included in Reported Net Income, Net of Related
      Tax Effects........................................            111          1,388           2,831
     Deduct:  Total Stock-Based Compensation Expense
      Determined Under the Fair Value Method for All
      Awards, Net of Related Tax Effects ................        (19,859)       (18,299)        (12,208)
                                                            ------------   ------------    ------------
   Pro Forma Net Income (Loss) ..........................   $      8,342   $    (10,277)   $     (4,187)
                                                            ============   ============    ============

Earnings (Loss) Per Share:
    Basic as Reported ...................................   $       0.26   $       0.06    $       0.04
                                                            ============   ============    ============
    Basic Pro Forma .....................................   $       0.08   $      (0.09)   $      (0.03)
                                                            ============   ============    ============

    Diluted as Reported .................................   $       0.25   $       0.06    $       0.04
                                                            ============   ============    ============
    Diluted Pro Forma ...................................   $       0.08   $      (0.09)   $      (0.03)
                                                            ============   ============    ============

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. See
Note 13 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. SFAS No. 148's amendment of the transition and disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted. SFAS No. 148's amendment of the disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The Company did not change to the fair value-based method of accounting for stock-based employee compensation.

Pension Plans

    On December 20, 2002, the Company assumed sponsorship of two defined benefit pension plans incurred in connection with the ReedHycalog acquisition. Generally accepted accounting principles require the Company to develop actuarial assumptions in determining annual pension expense and benefit obligations for the related plans. These assumptions are reviewed on an annual basis and modified as necessary to reflect changed conditions. Further, the recognition of a minimum pension liability and in certain circumstances an adjustment to stockholders' equity is required when the fair market value of year-end pension assets are less than the accumulated benefit obligation. Future increases or decreases to the minimum pension liability are dependent upon actuarial experience, including whether asset returns exceed assumed rates of return.

    The assets and related obligations of the defined benefit pension plans are presented in Note 14. The plans assets are valued using market quotations and consist primarily of marketable equity and debt instruments. The plan's obligations and annual pension expenses are determined by independent actuaries and through the use of a number of assumptions. Key assumptions used in measuring the plans obligations include the discount rate, and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

Foreign Currency Translation

    The functional currency for the majority of the Company's international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency transaction gains (losses) for the years ended December 31, 2001, 2002, and 2003 were $(0.5) million, $(0.2) million, and $3.2 million, respectively.

Derivative Instruments and Hedging Activities

    From time-to-time, the Company uses foreign currency forward contracts and call options to hedge certain of its exposures to changes in foreign exchange rates, primarily related to the Euro. The fair value is calculated based on current forward rates for the forward contracts and call options.

Off-Balance Sheet Financing

    The Company does not have any off-balance sheet hedging, financing arrangements or contracts except those associated with our investments in three companies that are not consolidated in the Company's financial statements:
Voest-Alpine, G-PEX, and Intelliserv, Inc. (Intelliserv). These investments are accounted for under the equity-method of accounting. The assets and liabilities of Voest-Alpine are summarized in Note 7 to the Company's audited consolidated financial statements. The two other joint ventures relate to technologies the Company is currently developing. These two companies do not have any debt, other than trade payables relating primarily to research and development expenses.

    Additionally, Voest-Alpine has entered into forward contracts to cover its currency risk related to accounts receivables and accounts payables and has also entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds.

Accounting for Income Taxes

    The accompanying financial statements have been prepared under SFAS No. 109, "Accounting for Income Taxes", assuming Grant Prideco was a separate entity for all periods prior to the spinoff from Weatherford International Ltd. (Weatherford). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

    In connection with the spinoff from Weatherford, Grant Prideco and Weatherford entered into a tax allocation agreement (the "Tax Allocation Agreement"). Under the terms of the Tax Allocation Agreement, Grant Prideco will be responsible for all taxes and associated liabilities relating to the historical businesses of Grant Prideco. The Tax Allocation Agreement also provides that any tax liabilities associated with the spinoff shall be assumed and paid by Grant Prideco subject to certain exceptions relating to changes in control of Weatherford. The Tax Allocation Agreement further provides that in the event there is a tax liability associated with the historical operations of the Company that is offset by a tax benefit of Weatherford, Weatherford will apply the tax benefit against such tax liability and will be reimbursed for the value of such tax benefit when and as Weatherford would have been able to otherwise utilize that tax benefit for its own businesses. Also, the Tax Allocation Agreement provides that Weatherford will have the future benefit of any tax losses incurred by Grant Prideco prior, as a part of a consolidated return with Weatherford, to the spinoff, and Grant Prideco will be required to pay Weatherford an amount of cash equal to any such benefit utilized by Grant Prideco or which expires unused by Grant Prideco to the extent those benefits are not utilized by Weatherford.

Revenue Recognition

    The Company recognizes revenue in accordance with its sales agreements, which is on the date of customer acceptance, when the manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectability is reasonably assured, and the Company has met all of its delivery obligations. With respect to our Drill Bits segment, for consignment and performance sales, revenue is recognized when the customer runs the drill bit. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. Reserves for bad debt of $2.8 million and $3.5 million as of December 31, 2002 and 2003, respectively, are provided based on specific account collection issues. The provision for bad debt expense was $1.1 million and $1.9 million for 2002 and 2003, respectively.

Net Income (Loss) Per Share

    Basic net income (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The computation of diluted earnings per share for 2001, 2002, and 2003 did not include options to purchase 5.0 million, 5.2 million, and 5.1 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock.

    The following table reconciles basic and diluted weighted average shares:

                                                                                 DECEMBER 31,
                                                                     ------------------------------------
                                                                        2001         2002         2003
                                                                     ----------   ----------   ----------
                                                                                (IN THOUSANDS)
Basic Weighted Average Number of Shares Outstanding ..............      109,486      111,459      121,646
Dilutive Effect of Stock Options,  Net of Assumed Repurchase
 of Treasury Shares ..............................................        1,398        1,395        1,755
                                                                     ----------   ----------   ----------
Diluted Weighted Average Number of Shares Outstanding ............      110,884      112,854      123,401
                                                                     ==========   ==========   ==========

Recently Issued Accounting Pronouncements

    In January 2003, the FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46) was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to variable interest entities, which are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The Interpretation is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which the Company obtains an interest after that date. In December 2003, the FASB issued a revision to FIN No. 46, (FIN No.
46R), to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of this revised interpretation. Otherwise, application of FIN No. 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company is currently analyzing the potential impact, if any, this interpretation will have on its consolidated results of operations and its financial condition, with respect to entities acquired before February 1, 2003.

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

2. COMPREHENSIVE INCOME

    Comprehensive income includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                    2001          2002          2003
                                                                 ----------    ----------    ----------
                                                                             (IN THOUSANDS)
Net Income ...................................................   $   28,090    $    6,634    $    5,190

Foreign Currency Translation Adjustments .....................       (2,279)       (1,740)        8,134
Realized Currency Translation Adjustment on Rotator
   Included in Net Income, Net of Tax of $170 ................           --            --          (316)
                                                                 ----------    ----------    ----------
Net Foreign Currency Translation Adjustment, Net of Tax ......       (2,279)       (1,740)        7,818

Minimum Pension Liability, Net of Tax of $356 ................           --            --          (662)
Change in Fair Value of Derivative Instruments, Net
   of Tax of ($92) and $74 for 2001 and 2002,
   Respectively (see Note 10) ................................         (164)          164            --
Unrealized Gain (Loss) on Marketable Securities, Net
   of Tax of ($29) and $24 for 2001 and 2002, Respectively ...          (54)           54            --
                                                                 ----------    ----------    ----------
Total Comprehensive Income ...................................   $   25,593    $    5,112    $   12,346
                                                                 ==========    ==========    ==========

3. INVENTORIES

    Inventories by category are as follows:

                                                       DECEMBER 31,
                                                 -----------------------
                                                    2002         2003
                                                 ----------   ----------
                                                     (IN THOUSANDS)
Raw Materials, Components, and Supplies ......   $  122,371   $   96,528
Work in Process ..............................       31,708       36,889
Finished Goods ...............................       93,857       98,577
                                                 ----------   ----------
                                                 $  247,936   $  231,994
                                                 ==========   ==========

    Work in process and finished goods inventories include the cost of materials, labor, and plant overhead.

4. OTHER CHARGES

2003 Charges

    During 2003, the Company incurred $37.8 million of pre-tax charges, $24.6 million net of tax. These charges include $24.9 million, $16.2 million net of tax, related to fixed asset write-downs, $6.4 million, $4.1 million net of tax, related to inventory reserves for exited product lines which are classified in cost of sales, $6.4 million, $4.2 million net of tax, related to asset impairments, and $1.5 million, $1.0 million net of tax, related to stock based compensation expense. The 2003 pre-tax charges are summarized in the chart below (in thousands):

                                                     DRILLING    TUBULAR
                                                     PRODUCTS   TECHNOLOGY
                                                       AND         AND
                                                     SERVICES    SERVICES     OTHER     CORPORATE     TOTAL
                                                     --------   ----------   --------   ---------    --------
Fixed Asset Write-Downs(a) .......................   $ 24,924   $       --   $     --   $      --    $ 24,924
Other Impairments(b) .............................         --           --      6,396          --       6,396
Stock Compensation Expense(c) ....................         --           --         --       1,478       1,478
Contingent Liability Credit(d) ...................         --           --         --      (1,400)     (1,400)
                                                     --------   ----------   --------   ---------    --------
                                                       24,924           --      6,396          78      31,398
Inventory Reserves for Exited Product Lines(e) ...         --          425      6,000          --       6,425
                                                     --------   ----------   --------   ---------    --------
    Total Charges ................................   $ 24,924   $      425   $ 12,396   $      78    $ 37,823
                                                     ========   ==========   ========   =========    ========

----------

(a) The write-down of fixed assets was reported as other charges and related to assets taken out of service as part of the Drilling Products and Services' manufacturing rationalization program. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(b) The other impairments relate to two technology joint ventures. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(c) In May 2003, two members of the Board of Directors volunteered to step down to reduce the number of common directors between Grant Prideco and its former parent, Weatherford, and vesting of their stock-based compensation was accelerated (See Note 13).

(d) In July 2003, the dispute underlying the 2000 $4.7 million contingent liability accrual was settled for $3.3 million, therefore a $1.4 million credit was recorded to reflect the actual 2003 settlement of the liability accrued as a charge taken in 2000.

(e) The inventory reserves for the exited product lines were reported as cost of sales and relate to the write-down of inventories, primarily industrial drilling products, to their net estimated realizable values. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposition. The remaining inventory, which had a carrying value of $1.2 million as of December 31, 2003, is expected to be liquidated by the end of 2004.

2002 Charges

    During 2002, the Company incurred $7.0 million of pre-tax charges, $4.9 million net of tax. These charges included $2.6 million related to fixed asset write-downs and $4.4 million for executive severance payments and related expenses and are summarized in the following chart (in thousands):

                                                     DRILLING    TUBULAR
                                                     PRODUCTS   TECHNOLOGY
                                                       AND         AND
                                                     SERVICES    SERVICES    CORPORATE    TOTAL
                                                     --------   ----------   ---------   -------
    Fixed Asset Write-Downs(a)....................   $  2,360   $      220   $      --   $ 2,580
    Severance(b)..................................         --           --       4,465     4,465
                                                     --------   ----------   ---------   -------
        Total.....................................   $  2,360   $      220   $   4,465   $ 7,045
                                                     ========   ==========   =========   =======

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

2001 Charges

    During 2001, the Company incurred $44.8 million of pre-tax charges, $29.1 million net of tax. These charges include $11.1 million, $7.2 million net of tax, related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales, $17.7 million, $11.5 million net of tax, pertaining to the write-off of assets related to the Company's manufacturing arrangement with Oil Country Tubular Ltd. (OCTL) in India, severance and related expenses of $14.5 million, $9.4 million net of tax, and a fixed asset impairment of $1.5 million, $1.0 million net of tax, related to the decision to discontinue the manufacturing of industrial flanges. As of December 31, 2002, all of the charges have been utilized or paid. These charges are summarized in the following chart:

                                                           DRILLING    TUBULAR      MARINE
                                                           PRODUCTS   TECHNOLOGY   PRODUCTS
                                                             AND         AND         AND
                                                           SERVICES    SERVICES    SERVICES     OTHER     CORPORATE     TOTAL
                                                           --------   ----------   --------   ---------   ----------   ---------
                                                                                      (IN THOUSANDS)
OCTL Write-Off(a) .......................................  $ 17,727   $       --   $     --   $      --   $       --   $  17,727
Fixed Asset Impairment(b) ...............................     1,475           --         --          --           --       1,475
Severance(c) ............................................       108           --        205          75       14,165      14,553
                                                           --------   ----------   --------   ---------   ----------   ---------
                                                             19,310           --        205          75       14,165      33,755
Write-Off of Capitalized Manufacturing Variances (d) ....     1,024          509        272       2,767           --       4,572
Inventory Write-Off(e) ..................................     3,657           --      1,692       1,125           --       6,474
                                                           --------   ----------   --------   ---------   ----------   ---------
    Total Charges .......................................  $ 23,991   $      509   $  2,169   $   3,967   $   14,165   $  44,801
                                                           ========   ==========   ========   =========   ==========   =========

-------------

(a) In connection with the Company's operational review conducted in 2001, the Company reassessed the viability of restructuring its relationship with OCTL in India and determined that a continued relationship was no longer viable. As a result of this determination, the Company wrote-off the remaining $17.7 million of unpaid receivables and advances owed to it by OCTL.

(b) The flange machinery and equipment impairment was reported as other charges and relates to the Company's decision to discontinue the manufacturing of industrial flanges. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal.

(c) The severance charge relates to executive, manufacturing, and marketing employees terminated in connection with the Company's restructuring plan that was implemented in 2001. The total number of employees severed was 24, and the amount accrued for severance was based upon the positions eliminated and the Company's severance policy, all of which were paid in 2001.

(d) Certain capitalized manufacturing cost variances were expensed as cost of sales in connection with the Company's operational review and revisions of manufacturing standards and costing during 2001.

(e) The inventory write-off was reported as cost of sales and was made pursuant to a review of the Company's planned dispositions of inventory in an effort to reduce inventory levels of older, slow-moving products and also included write-offs pursuant to the Company's decision to discontinue manufacturing of industrial flanges. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposal and also included a charge related to certain inventory purchase contract obligations with above market prices.

2000 Charges

    The Company recorded certain charges in 2000 totaling $7.9 million that related to accrued liabilities. The accrued liability balance as of December 31, 2003 is summarized below (in thousands):


                                                                                        LIABILITY
                                                   TOTAL       CASH                      BALANCE
                                                  CHARGES    PAYMENTS    ADJUSTMENTS    12/31/03
                                                  -------    --------    -----------    ---------
     Litigation Accrual(a).....................   $ 2,500    $  1,875    $       (78)   $     703
     Contingent Liability Accrual(b)...........     4,650       3,250          1,400           --
                                                  -------    --------    -----------    ---------
         Total.................................   $ 7,150    $  5,125    $     1,322    $     703
                                                  =======    ========    ===========    =========

----------

(a) The litigation accrual was reported as other charges and relates to an outstanding lawsuit filed against the Company in May 1997 for patent infringement. On March 2, 2001 a jury found that the Company had infringed on the patent and awarded the plaintiff approximately $2.0 million in damages, including prejudgment interest. Pursuant to the jury award, the Company reevaluated the estimated range of loss on the lawsuit and concluded that an additional charge of $2.5 million was necessary to increase the accrued liability balance at December 31, 2000. This remaining $0.7 million accrual was settled during the first quarter of 2004.

(b) The contingent liability accrual was reported as other charges and represents the probable estimated settlement under the terms of a contract relating to purchase commitments. In July 2003, the dispute underlying the contingent liability accrual was settled for $3.3 million and a $1.4 million adjustment was made in the second quarter of 2003 to reduce the accrued contingent liability to the actual settlement amount.

5. ACQUISITIONS

    On December 20, 2002, the Company purchased the ReedHycalog drill bits business from Schlumberger Technology Corporation and its affiliates (Schlumberger) for $364.9 million, consisting of $259.3 million in cash, $90 million in Grant Prideco common stock, and $15.6 million of assumed non-current liabilities and an accrued working capital adjustment. The results of ReedHycalog have been included in the financial statements from the date of acquisition. ReedHycalog is a leading designer, manufacturer, and distributor of fixed-cutter and roller-cone drill bits to the global oil and gas industry.

    In addition to the cash and equity consideration for ReedHycalog, the Company assumed certain of Schlumberger's and its affiliates' obligations, responsibilities, liabilities, costs, and expenses arising out of or incurred in connection with the operation of ReedHycalog. This includes, subject to certain exceptions, certain of Schlumberger's and its affiliates' obligations, liabilities, costs, and expenses related to the operation of its business, contractual matters, warranty claims, and various accrued liabilities, including certain known and unknown obligations, liabilities, costs, and expenses arising or incurred prior to the closing date. The Company believes that, as a result of Schlumberger's indemnification obligations, the Company will not have any material exposure for pre-closing matters. However, the indemnification the Company received is subject to certain thresholds and limits and the Company cannot assure that such indemnification will be adequate.

    The purchase price for ReedHycalog has been allocated to the fair values of assets acquired and liabilities assumed. Some allocations are based on studies and independent valuations.

    The components of the purchase price and final allocation as of the acquisition date, including the weighted average useful life of intangibles, are as follows (in thousands, except the useful life information which is in years):

                                                                      INTANGIBLES
                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        USEFUL
                                                          AMOUNT         LIFE
                                                         --------     -----------
   FINAL ALLOCATION OF PURCHASE PRICE:
     Cash Paid......................................     $259,271
     Grant Prideco Common Stock Issued..............       90,000
     Non-Current Liabilities Assumed................       13,899
     Accrued Working Capital Adjustment.............        1,745
     Acquisition Costs..............................        5,151
                                                         --------
      TOTAL CONSIDERATION AND ACQUISITION COSTS.....     $370,066
                                                         ========

   FINAL ALLOCATION OF PURCHASE PRICE:
     Current Assets.................................     $149,417
     Property, Plant, and Equipment.................       45,794
     Other Assets...................................          618
     Identifiable Intangible Assets:
      Patents.......................................       29,350        15.0
      Customer Relationships........................        3,300        20.0
      Covenant Not to Compete.......................        1,000         1.5
     Goodwill.......................................      161,807
     Liabilities Assumed............................      (21,220)
                                                         --------
      NET ASSETS ACQUIRED...........................     $370,066
                                                         ========

    Goodwill that is deductible for income tax purposes related to this acquisition was $73.6 million.

    On September 13, 2002, the Company acquired the assets of Grey-Mak Pipe, Inc. (Grey-Mak), a company headquartered in Casper, Wyoming that specializes in the threading of casing and tubing and provides related accessories. The Company paid approximately $4.8 million in cash, and goodwill recognized in the acquisition was approximately $0.6 million. Grey-Mak's results of operations are included in the Company's Tubular Technology and Services segment.

    On March 26, 2002, the Company acquired an additional 48.5% interest in JSG, a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets, thereby giving the Company a 70% controlling interest in JSG. The Company previously owned approximately 21.5% of JSG and accounted for its investment under the equity method. The Company paid approximately $0.5 million in cash and issued 1.3 million shares of Grant Prideco common stock for the additional interest. Goodwill recognized in the step acquisition of JSG was approximately $11.3 million. Subsequent to acquiring a controlling interest, the Company's consolidated financial statements include the accounts of JSG. Previously recorded goodwill of $2.9 million related to the Company's initial 21.5% investment has been reclassified from "Investments in and Advances to Unconsolidated Affiliates" to "Goodwill" in the Consolidated Balance Sheets. JSG's results of operations are included in the Company's Drilling Products and Services segment.

    On March 26, 2002, the Company also entered into a joint venture with TPCO for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture to supply JSG with all of its tubular requirements. The Company currently owns a 60% interest in the joint venture with TPCO and plans to invest approximately $5 million for machinery and equipment representing the Company's contribution to the joint venture. As of December 31, 2003, the Company had invested approximately $2.5 million into this joint venture. In January 2004, the Company paid its remaining committed contribution of $2.5 million. TPCO's results of operations are included in the Company's Drilling Products and Services segment.

    On May 7, 2002, the Company acquired 65% of Rotator AS (Rotator), a Norwegian company that manufactures control valves and systems for the offshore oil and gas industry. On January 28, 2003, the Company purchased the remaining 35% interest in Rotator. Total consideration for the purchase of Rotator was 0.3 million shares of Grant Prideco common stock with a value of approximately $5.1 million and $6.1 million in cash. Goodwill recognized in the acquisition of Rotator was approximately $5.1 million, all of which related to the 2003 step-acquisition. Rotator's results of operations and financial condition are included in the Company's Marine Products and Services segment. In September 2003, the Company sold Rotator. See Note 6 for further discussion.

    On November 6, 2001, the Company acquired a license to Plexus International's patented POS-GRIP(TM) wellhead and related technology for subsea well applications and certain exploration and development wells. The Company also acquired the assets and customer base for the associated wellhead rental business. The purchase price was $2 million in cash, and the Company has agreed to fund an additional $4 million in working capital to support the POS-GRIP technology and the wellhead rental business. As of December 31, 2003, the Company has funded working capital of approximately $2.5 million. Additional consideration of $2.5 million was paid in 2003 based on a multiple of Plexus' actual earnings for the annual period ending December 31, 2002. In 2003, the Company recorded goodwill and intangible asset impairment charges related to Plexus. See Note 11 for further discussion of these charges.

    The acquisitions discussed above were accounted for using the purchase method of accounting. The results of operations of all acquisitions are included in the Statements of Operations from their respective dates of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. See Note 12 for supplemental cash flow information concerning acquisitions.

    The 2001 and 2002 acquisitions, with the exception of the ReedHycalog acquisition, are not material to the Company individually or in the aggregate for each applicable year, therefore pro forma information is not presented.

    The following unaudited pro forma summary presents information as if ReedHycalog had been acquired at the beginning of 2002. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the final allocated purchase price of the properties, plant, and equipment acquired and of intangible assets; adjustment to reduce employee benefit expenses related to benefit plans not to be continued by Grant Prideco; increased interest expense on acquisition debt; and elimination of interest income that is not expected to have a continuing impact. The pro forma amounts do not reflect any benefits from economies which might be achieved from the combined operations.

                                                           DECEMBER 31, 2002
                                                         ---------------------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
      Revenues.......................................          $ 853,598
      Net Income Before Cumulative Effect of
        Accounting Change............................             23,737
      Net Income.....................................             17,325
      Basic Earnings Per Share.......................               0.14
      Diluted Earnings Per Share.....................               0.14

    The pro forma results are not necessarily indicative of what would have occurred if the ReedHycalog acquisition had been in effect for the period presented and they are not intended to be a projection of future results.

6. DISPOSITIONS

    On December 2, 2003, the Company sold its Petro-Drive operations, a provider of hammer services, for $7 million in cash. The Petro-Drive operations were included in the Company's Marine Products and Services segment. The Company recognized a pre-tax $0.1 million loss on the sale, which is recorded in the Consolidated Statement of Operations in "Other, Net".

    On September 2, 2003, the Company sold Rotator for $13.5 million in cash, subject to a working capital adjustment to be finalized in the first half of 2004. The gain recognized on the sale was $2.2 million, or $1.4 million net of tax, and is included in the Consolidated Statements of Operations in "Other, Net". Revenues related to Rotator included in the Marine Products and Services segment's results for the years ended 2002 and 2003 were $12.6 million and $8.7 million, respectively. Operating income related to Rotator for the years ended 2002 and 2003 were $1.3 million, and $0.9 million, respectively. In March 2004, the Company recorded a working capital adjustment of $0.8 million.

    On March 25, 2003, the Company sold Star Iron Works, Inc. (Star), a manufacturer of drilling tools for the water well, construction, and utility boring industries, for $11.0 million in cash and a note valued at approximately $0.9 million. The gain recognized on the sale of Star was $1.3 million, $0.8 million net of tax, and is recorded in the Consolidated Statements of Operations as "Other, Net". Revenues related to Star included in the Other segment's results for the years ended 2001, 2002, and 2003 were $20.8 million, $19.5 million, and $3.6 million, respectively. Operating income related to Star for the years ended 2001, 2002, and 2003 were $2.0 million, $1.4 million, and $0.1 million, respectively.

7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    The Company's 50.01% owned joint venture, Voest-Alpine, is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. The investment in Voest-Alpine was $37.9 million and $36.6 million at December 31, 2002 and 2003, respectively. Summarized financial information for Voest-Alpine is as follows (in thousands):

                                          DECEMBER 31,
                                       ------------------
                                         2002      2003
                                       --------  --------
          Current Assets............   $ 70,887  $ 68,141
          Other Assets..............     45,662    56,885
                                       --------  --------
                                       $116,549  $125,026
                                       ========  ========

          Current Liabilities.......   $ 25,140  $ 32,176
          Other Liabilities.........     43,884    54,482
          Stockholders' Equity......     47,525    38,368
                                       --------  --------
                                       $116,549  $125,026
                                       ========  ========


                                       YEAR ENDED DECEMBER 31,
                              ------------------------------------
                                 2001         2002         2003
                              ----------   ----------   ----------
Net Sales .................   $  237,742   $  220,266   $  224,960
Gross Profit ..............       38,279       33,280       22,008
Net Income ................       20,149       16,443        7,268
Company's Equity Income ...        9,422        8,446        4,028
Dividends Received ........       11,487       16,088       13,649

    The Company's equity in earnings differs from its proportionate share of net income due to equity method amortization of goodwill related to the investment in 2001, and the elimination of intercompany profit on Voest-Alpine sales to the Company. At December 31, 2002 and 2003, the Company's investment in Voest-Alpine exceeded its equity in its net assets by approximately $14.1 million and $17.5 million, respectively, due to goodwill, tax adjustments, and timing differences. Amortization of the goodwill related to the investment totaling $0.3 million is included in Equity Income in Unconsolidated Affiliates for the year ended December 31, 2001.

    During 2003, the Company renewed a supply contract with Voest-Alpine under which the Company agreed to purchase a minimum of 57,000 metric tons of green tubulars during 2003 and 52,000 metric tons per year thereafter through July 2007. This Euro-denominated contract fixes the price of steel green tubes within a range, and it limits total price increases to 5% over the life of the contract. Because this agreement requires the Company to purchase tubulars or pay a penalty regardless of its needs, purchases under this agreement may be made for inventory or the Company may be forced to pay a penalty during periods of low customer demand. The maximum penalties due under the contract would be
43.6 Euros for every metric ton that a two-year average of purchases fell below the annual purchase minimum. Any purchases made in excess of demand would require the Company to use its working capital and expose the Company to risks of excess inventory during a downturn. Although these purchases could require a substantial expenditure, the Company expects to be able to eventually use or sell all of the tubular products they are required to purchase from Voest-Alpine. Purchases of tubulars from Voest-Alpine totaled $37.1 million, $22.0 million, and $27.0 million for the years ended December 31, 2001, 2002, and 2003, respectively. Trade payables to Voest-Alpine were $9.3 million at December 31, 2003 and $6.4 million at December 31, 2002.

    In March 2002, the Company purchased an additional 48.5% interest in JSG, a Chinese drill pipe manufacturer, for a total of 70% interest. Prior to the purchase, the Company accounted for the JSG investment under the equity method of accounting (see Note 5 for further discussion).

    In September 2001, the Company entered into a joint venture, G-PEX, related to the commercialization of composite progressive cavity motors and pumps. The Company has a 50% interest in this joint venture and its investment is accounted for under the equity method of accounting. The Company is currently funding 100% of the expenses related to G-PEX until commercialization of the product. Once the product has reached commercialization, G-PEX is obligated to reimburse the Company for all expenses paid on behalf of G-PEX. G-PEX has encountered several engineering and technical delays and as of December 31, 2003 has not delivered any products for field-testing. As a result, the Company is uncertain that G-PEX will be able to successfully commercialize its product line, and therefore, concluded, in the fourth quarter of 2003, that the G-PEX investment was impaired based on expected future cash flows. A charge was recorded in 2003 to write off the net investment of $2.6 million and all future cash advances to fund G-PEX's operations will be expensed.

    In May 2001, the Company purchased all of the outstanding shares of Intellipipe, Inc. common stock for 0.6 million shares of Grant Prideco common stock with a fair value of approximately $12 million. The Company, through its 100% owned subsidiary Intellipipe, Inc., owns a 50% interest in Intelliserv. Intelliserv is currently developing and commercializing a drill pipe telemetry system. The Company's investment in Intelliserv is accounted for under the equity-method of accounting and as of December 31, 2002, and 2003 the Company's investment in Intelliserv was $11.4 million, and $11.1 million, respectively. For the years ended December 31, 2001, 2002, and 2003 the Company has recorded equity losses of $0.4 million, $3.0 million, and $3.6 million, respectively. Intelliserv is in the prototype testing and refinement stage.

8. SHORT-TERM DEBT

    As of December 31, 2003, the Company had short-term borrowings of $1.3 million with a weighted average interest rate of 4.6%. Additionally, at December 31, 2002, there were outstanding borrowings of $0.2 million under a miscellaneous credit facility and at December 31, 2002 and 2003, there were $3.1 million and $1.2 million, respectively, of outstanding letters of credit which had been supported under various available letter of credit facilities that are not related to the Senior Credit Facility.

9. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                         DECEMBER 31,
                                                                   -----------------------
                                                                      2002         2003
                                                                   ----------   ----------
                                                                       (IN THOUSANDS)
Credit Facility:
  Term Loan ....................................................   $   50,000   $   42,857
  Revolving Credit Facility ....................................       57,302       14,320
9 5/8% Senior Notes due 2007, Net of Unamortized Discount
  of $872 and $695 in 2002 and 2003, Respectively ..............      199,128      199,305
9% Senior Notes due 2009 .......................................      175,000      175,000
Capital Lease Obligations Under Various Agreements .............        2,328        1,441
Other ..........................................................        6,599        3,715
                                                                   ----------   ----------
                                                                      490,357      436,638
Less: Current Portion of Long-Term Debt ........................       11,511        9,785
                                                                   ----------   ----------
                                                                   $  478,846   $  426,853
                                                                   ==========   ==========

    The following is a summary of scheduled long-term debt maturities by year (in thousands):

                                   2004..........    $  9,785
                                   2005..........       7,428
                                   2006..........      43,104
                                   2007..........     199,528
                                   2008..........         234
                                   Thereafter....     176,559
                                                     --------
                                                     $436,638
                                                     ========

  Senior Credit Facility

    In connection with the ReedHycalog acquisition in December 2002, the Company entered into a new four-year $240 million senior secured credit facility (Senior Credit Facility) with a syndicate of U.S. and foreign banks. This Senior Credit Facility replaced the Company's prior revolving credit facility. The Senior Credit Facility is comprised of a $50 million term loan consisting of a $47 million U.S. term loan and a $3 million Canadian term loan, and a $190 million revolving credit facility, which includes up to $20 million for letter of credits, consisting of a $183 million U.S. revolving facility and a $7 million Canadian revolving facility.

    The credit facilities are guaranteed by Grant Prideco, Inc. and all domestic subsidiaries and are secured by substantially all of the Company's U.S. assets, including U.S. inventories, equipment, receivables, owned real property, and stock of certain foreign subsidiaries. The Canadian credit facilities are guaranteed by Grant Prideco, Inc. and all U.S. subsidiaries and are secured by substantially all of the Company's U.S. assets and certain Canadian inventories, equipment, receivables, owned real property, and 65% of the stock of certain foreign subsidiaries.

    Amounts outstanding under the Senior Credit Facility accrue interest at a variable rate based on either the U.S. prime rate (plus 0.75% to 2.00% depending on the Company's leverage ratio and the type of loan, whether revolving or term) or LIBOR (plus 1.75% to 3.00% depending on the Company's leverage ratio and the type of loan, whether revolving or term) for the U.S. denominated advances or a variable rate based on the Canadian prime rate (plus 0.75% to 2.00% depending on the Company's leverage ratio and the type of loan, whether revolving or term) or the applicable rate for Canadian bankers acceptances, for Canadian denominated advances. Interest on outstanding borrowings is payable monthly or, with respect to LIBOR borrowings, either quarterly or at the end of the applicable LIBOR period. The U.S. revolving credit facility also provides the Company with availability for stand-by letters of credit. The Company is required to comply with various affirmative and negative covenants, which will limit the Company's ability to incur new debt, make certain investments and acquisitions, sell assets, grant liens, and take other actions. The Company is also subject to financial covenants that require the Company to limit its capital expenditures and, under certain circumstances, require the Company to maintain a certain minimum fixed charge coverage ratio. As of December 31, 2003, the Company was in compliance with the various covenants under the Senior Credit Facility.

    As of December 31, 2003, the Company had borrowed $57.2 million under the Senior Credit Facility, of which $42.9 million relates to the term loan, $14.3 million relates to the revolving credit facility, and $5.9 million had been used to support outstanding letters of credit. Net borrowing availability was $122.3 million. As of December 31, 2002, the Company had borrowed $107.3 million under the Senior Credit Facility, of which $50 million relates to the term loan and $4.2 million had been used to support outstanding letters of credit. Net borrowing availability was $91.0 million. The revolving credit facility, under the Senior Credit Facility, is recorded as "Long-Term Debt" in the accompanying Consolidated Balance Sheets as the Company has the ability under the credit agreements and the intent to maintain these obligations for longer than one year.

  9% Senior Notes Due 2009

    In December 2002, the Company issued $175.0 million principal amount of 9% Senior Notes Due 2009 (9% Senior Notes). Net proceeds from the issuance of approximately $170.0 million were used, along with certain other funds, to fund the cash portion of the ReedHycalog acquisition. Interest is payable June 15 and December 15 of each year. After December 15, 2006, the Company may redeem all or part of the 9% Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The 9% Senior Notes are guaranteed by all of the Company's domestic subsidiaries. The indenture governing the 9% Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens, and other related items.

  9 5/8% Senior Notes Due 2007

    In December 2000, the Company issued $200.0 million principal amount of 9 5/8% Senior Notes Due 2007 (9 5/8% Senior Notes). The 9 5/8% Senior Notes were issued at a discount to yield an effective interest rate of 9 3/4%. Interest is payable June 1 and December 1 of each year. The Company may redeem all or part of the 9 5/8% Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The 9 5/8% Senior Notes are guaranteed by all of the Company's domestic subsidiaries. The indenture governing the 9 5/8% Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens, and other related items.

    In the event there is a payment default under the Senior Credit Facility, the 9% and 9 5/8% Senior Notes could come due. As of December 31, 2003, the Company was in compliance with the various covenants under the 9% and 9 5/8% Senior Notes agreements.

10. FINANCIAL INSTRUMENTS

    From time to time the Company uses foreign currency forwards and call options to hedge certain of its exposures to changes in foreign exchange rates. The forwards and call options have only nominal value at the time of purchase. The counterparties to these derivative foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is minimal. The Company does not engage in derivative activity for speculative or trading purposes.

  Cash Flow Hedges

    At December 31, 2001, the Company's Italian subsidiary had U.S. Dollar/Euro forward contracts and call options with notional amounts totaling $15.3 million U.S. Dollars. These contracts were marked to market based on forward rates and there was no material impact on income as a result of these forward contracts. The Company recognized losses of $0.6 million in "Other, Net" in the accompanying Statements of Operations related to foreign currency forward contracts that resulted from an overhedged position with respect to the anticipated Euro-denominated purchases of inventory during 2001. As of December 31, 2002, all of the Company's forward contracts had expired.

    The following table summarizes activity in Other Comprehensive Income (Loss) related to derivatives classified as cash flow hedges for the year ended December 31, 2002 (in thousands):

                                                                           2002
                                                                          ------
         Balance as of January 1, Net of Tax of $74.....................  $  164
         Net Deferred Loss Reclassified Into Earnings from Other
           Comprehensive Income (Loss), Net of Tax of ($76).............    (168)
         Change in Fair Value of Derivatives, Net of Tax of $2..........       4
                                                                          ------
         Accumulated Other Comprehensive Income.........................  $   --
                                                                          ======

  Fair Value Hedges

    The Company had forward contracts in place to purchase 2.9 million Euros for a notional amount of $2.9 million U.S. Dollars at December 31, 2001. In January 2002, one of the forward contracts expired, and the remaining forward contract was cancelled. There was no material impact on income as a result of these transactions.

  Net Investment Hedge

    Gains and losses attributable to the translation of the 7 1/2 year Voest-Alpine debt were included in Other Comprehensive Income as the debt was designated as, and was effective as, a net investment hedge of the Company's equity investment in Voest-Alpine. For the year ended December 31, 2002, $0.1 million related to the net investment hedge was included in the foreign currency translation adjustment. In May 2002, the Voest-Alpine debt was paid in full.

  Fair Value of Financial Instruments Other than Derivatives

    The Company's financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturity of those instruments. The Company determined fair value for debt based on current market rates. The Company had approximately $490.4 million and $436.6 million of debt at December 31, 2002 and 2003, respectively. The fair value of the debt at December 31, 2002 and 2003 was $508.5 million and $488.1 million, respectively.

11.  GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

    In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the year ended December 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows (in thousands, except per share amounts):

                                                    YEAR ENDED DECEMBER 31, 2001
                                                ------------------------------------
                                                NET INCOME   BASIC EPS   DILUTED EPS
                                                ----------   ---------   -----------
Reported Results ............................   $   28,090   $    0.26   $      0.25
Goodwill Amortization Expense, Net of Tax ...        4,145        0.04          0.04
                                                ----------   ---------   -----------
Adjusted Results ............................   $   32,235   $    0.30   $      0.29
                                                ==========   =========   ===========

    SFAS No. 142 provides for a two-step transitional goodwill impairment test with respect to existing goodwill. The first step of the test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying value. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to complete the second step of the transitional goodwill impairment test for that reporting unit by December 31, 2002. The Company's reporting units are as follows: 1) Drilling Products and Services, 2) Drill Bits, 3) Tubular Technology and Services, 4) Marine Products and Services, and 5) Other. During 2003, the Company reorganized its reporting structure and transferred the Plexus International (Plexus) division from the Marine Products and Services (Marine) reporting unit to the Other reporting unit. Plexus, which was acquired in 2001 (see Note 5), was never integrated into the Marine reporting unit after its acquisition and the benefits of its goodwill were never realized. The carrying amount of Plexus' acquired goodwill, $2.5 million, was also transferred to the Other reporting unit.

    Completion of the first step of the test, upon adoption of SFAS No. 142, indicated the carrying value of the Other reporting unit exceeded its fair value. The Company then performed the second step of the impairment test for this reporting unit during the fourth quarter of 2002, and a pre-tax goodwill impairment loss was recorded totaling $9.3 million, $6.4 million net of tax. This charge had no impact on cash flows and was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations effective January 1, 2002. The fair value of the Other reporting unit was determined using a combination of discounted cash flow projections and comparable company market value multiples. The circumstances leading to the goodwill impairment in the Other reporting unit were overall weak market conditions in the telecommunications industry, which contributed to declining revenues and profitability, and a reduction in the estimated future expected performance of this reporting unit.

    The Company performs its annual test for potential goodwill impairment as of October 1st of each year or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its annual assessment in the fourth quarter of 2003. The annual goodwill impairment test for 2003 indicated that the fair value of the Other reporting unit was below its carrying value and a pre-tax goodwill impairment loss was recorded totaling $2.5 million, $1.6 million net of tax. The carrying amount of goodwill by reporting unit was as follows:

                                               DRILLING                  TUBULAR       MARINE
                                               PRODUCTS                 TECHNOLOGY    PRODUCTS
                                                 AND                        AND         AND
                                               SERVICES    DRILL BITS    SERVICES     SERVICES       OTHER        TOTAL
                                              ---------    ----------   ----------    ---------    ---------    ---------
                                                                            (IN THOUSANDS)
Balance, December 31, 2001 ................   $ 114,485    $       --   $   92,064    $  14,130    $  10,842    $ 231,521
Acquisitions ..............................      14,203       155,983          640        3,996           --      174,822
Transitional Impairment Loss ..............          --            --           --           --       (9,308)      (9,308)
Translation and Other Adjustments .........      (3,489)           --           --          537           --       (2,952)
                                              ---------    ----------   ----------    ---------    ---------    ---------
Balance, December 31, 2002 ................   $ 125,199    $  155,983   $   92,704    $  18,663    $   1,534    $ 394,083
Acquisitions ..............................          --         5,823          (13)       3,060           --        8,870
Dispositions ..............................          --            --           --       (6,443)      (1,534)      (7,977)
Translation and Other Adjustments .........       4,259           509           --       (2,800)       2,500        4,468
Impairment Loss ...........................          --            --           --           --       (2,500)      (2,500)
                                              ---------    ----------   ----------    ---------    ---------    ---------
Balance, December 31, 2003 ................   $ 129,458    $  162,315   $   92,691    $  12,480    $      --    $ 396,944
                                              =========    ==========   ==========    =========    =========    =========

    Intangible assets of $39.0 million and $36.3 million, including accumulated amortization of $3.4 million and $7.3 million, as of December 31, 2002 and 2003, respectively, are recorded at cost and are amortized on a straight-line basis. The Company's intangible assets primarily consist of patents, covenants not to compete, trademarks, technology licenses, and customer relationships that are amortized over the definitive terms of the related agreement or the Company's estimate of the useful life if there are no definitive terms. During 2003, the Company recorded an impairment on licenses related to its Plexus division of $1.3 million, net of $0.2 million of accumulated amortization. The following table shows the Company's intangible assets by asset category (in thousands):

                                    GROSS                           NET         GROSS                            NET
                                 INTANGIBLES    ACCUMULATED     INTANGIBLES   INTANGIBLES    ACCUMULATED      INTANGIBLES
                                  12/31/02      AMORTIZATION      12/31/02     12/31/03      AMORTIZATION      12/31/03
                                 -----------    ------------    -----------   -----------    ------------    ------------
Patents ......................   $    30,828    $       (563)   $    30,265   $    33,160    $     (2,877)   $     30,283
Technology Licenses ..........         2,434            (385)         2,049         1,288            (373)            915
Customer Relationships .......         3,300              (1)         3,299         3,300            (167)          3,133
Trademarks ...................         1,610             (33)         1,577         1,610            (424)          1,186
Covenants Not To Compete .....         4,150          (2,387)         1,763         4,150          (3,417)            733
                                 -----------    ------------    -----------   -----------    ------------    ------------
                                 $    42,322    $     (3,369)   $    38,953   $    43,508    $     (7,258)   $     36,250
                                 ===========    ============    ===========   ===========    ============    ============

    Amortization expense related to intangible assets for the years ended December 31, 2001, 2002, and 2003 was $1.0 million, $0.9 million, and $4.1 million, respectively. Excluding the impact of future acquisitions, estimated annual amortization expense related to existing intangible assets for years 2004 through 2008 is expected to be approximately $4.0 million, $3.4 million, $3.3 million, $2.6 million and $2.3 million, respectively.

12. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes (net of refunds) was as follows:

                                              YEAR ENDED DECEMBER 31,
                                           ------------------------------
                                             2001       2002       2003
                                           --------   --------   --------
                                                   (IN THOUSANDS)
Interest Paid ..........................   $ 27,170   $ 26,068   $ 41,168
Income Taxes Paid, Net of Refunds ......      2,449     21,139     13,530

    The following summarizes investing activities relating to acquisitions:

                                                            YEAR ENDED DECEMBER 31,
                                                    --------------------------------------
                                                       2001          2002          2003
                                                    ----------    ----------    ----------
                                                                (IN THOUSANDS)
Fair Value of Assets, Net of Cash Acquired ......   $    1,290    $  263,061    $   (2,826)
Goodwill ........................................        4,901       171,955         8,870
Fair Value of Liabilities Assumed ...............       (2,778)      (58,933)        2,228
Grant Prideco Common Stock Issued ...............           --      (110,911)           --
                                                    ----------    ----------    ----------
Cash Consideration, Net of Cash Acquired ........   $    3,413    $  265,172    $    8,272
                                                    ==========    ==========    ==========

    The acquisition information for 2003 primarily relates to fair value adjustments of net assets acquired in the ReedHycalog acquisition in December 2002.

13. STOCK-BASED COMPENSATION

Stock Option and Restricted Stock Plans

    The Company has stock option plans pursuant to which directors, officers, and other key employees may be granted restricted stock and options to purchase shares of Grant Prideco Common Stock (Common Stock) at the fair market value on the date of grant.

    The Company has in effect a 2000 Employee Stock Option and Restricted Stock Plan (2000 Plan), a 2000 Non-Employee Director Stock Option Plan (Director
Plan), and a 2001 Employee Stock Option and Restricted Stock Plan (2001 Plan). Under these plans, restricted stock or options to purchase up to an aggregate of
15.8 million shares of Common Stock may be granted. Stock options and restricted stock vest one to four years from the date of grant and expire ten to fourteen years from the date of grant. Restricted shares are subject to certain restrictions on ownership and transferability when granted. In October 2001, an award was granted to a director replacing 750,000 options for 350,000 shares of restricted stock. In June 2002, an award was granted to an executive officer for 500,000 shares of restricted stock. At December 31, 2003, approximately 3.8 million shares were available for granting under such plans.

    The Company also has stock options granted to employees and directors of Weatherford that were granted prior to September 1998. Under the terms of Grant Prideco's spinoff from Weatherford, these employees and directors were granted an equal number of options to purchase Common Stock. The Company granted a total of 1,247,255 stock options related to the Weatherford grants prior to September 1998. As of December 31, 2003, options outstanding related to the Weatherford plans prior to September 1998 were 909,880.

    Compensation expense recognized in 2001, 2002, and 2003 related to the restricted stock awards was $0.2 million, $2.1 million, and $2.9 million, respectively.

    Compensation expense of $8.8 million was recognized during 2001 for stock options exercised by an executive employee who was terminated in February 2001. Under the terms of his employment contract, the executive exercised his right to surrender all vested stock options for cash. This amount was included in the 2001 Other Charges under Severance. Compensation expense of $1.5 million was recognized in 2003 for accelerated vesting of restricted stock and stock options related to two members of the Board of Directors. This amount was included in the 2003 Other Charges under Stock Compensation Expense. See Note 4 for further discussion of these charges.

    A summary of the status of the Company's stock options under the 2000 Plan, the Director Plan, and the 2001 Plan along with the Weatherford grants prior to September 1998 as of December 31, 2001, 2002, and 2003 and the changes during the year ended on those dates are presented below (actual amounts):

                                                     2001                      2002                    2003
                                            ----------------------   ----------------------   ----------------------
                                                          WEIGHTED                 WEIGHTED                 WEIGHTED
                                                          AVERAGE                  AVERAGE                  AVERAGE
                                             NUMBER OF    EXERCISE    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                              SHARES       PRICE        SHARES      PRICE       SHARES        PRICE
                                            -----------   --------   -----------   --------   -----------   --------
Outstanding at the Beginning of the Year...   8,778,055   $  14.41    12,305,863   $  11.80    12,096,533   $  11.69
Options Granted During the Year............   5,469,900       9.44       417,000      10.80       991,500      10.72
Options Exercised..........................    (123,905)      5.65      (168,832)      6.95       (96,428)      8.29
Options Canceled...........................  (1,818,187)     17.72      (457,498)     15.62      (705,000)     12.76
                                            -----------   --------   -----------   --------   -----------   --------
Outstanding at the End of the Year.........  12,305,863   $  11.80    12,096,533   $  11.69    12,286,605   $  11.58
                                            ===========   ========   ===========   ========   ===========   ========
Exercisable at the End of the Year.........   2,653,833   $   7.03     3,039,883   $   7.74     6,225,883   $  13.50
                                            ===========   ========   ===========   ========   ===========   ========

    The following table summarizes information about stock options outstanding at December 31, 2003:

                                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                               -------------------------------------   -----------------------
                                               WEIGHTED     WEIGHTED                  WEIGHTED
                                               AVERAGE      AVERAGE                   AVERAGE
                                 NUMBER       REMAINING     EXERCISE     NUMBER       EXERCISE
 RANGE OF EXERCISE PRICES      OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE     PRICE
--------------------------     -----------   ------------   --------   -----------    --------
$2.47 - $7.65............        5,563,084       9.72       $   6.70     2,133,951    $   5.97
$8.65 - $14.19...........        2,797,185       9.14          10.14       850,596       11.61
$14.64 - $19.56..........        3,926,336       9.38          18.84     3,241,336       15.77
                               -----------   --------       --------   -----------    --------
                                12,286,605       9.77       $  11.58     6,225,883    $  13.50
                               ===========   ========       ========   ===========    ========

    The fair value of stock options granted by the Company during 2001, 2002, and 2003 was estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2001        2002        2003
                                                          --------    --------    --------
Weighted Average Fair Value Per Option Granted ........   $   4.08    $   5.88    $   5.46
Valuation Assumptions:
  Expected Option Term (Years) ........................        7.4         7.4         7.4
  Expected Volatility .................................      43.50%       43.0%       41.0%
  Expected Dividend Rate ..............................         --          --          --
  Risk Free Interest Rate .............................       3.53%       4.58%       3.64%

Executive Deferred Compensation Plans

    In April 2000, Weatherford spun off Grant Prideco to its stockholders as an independent, publicly traded company. Weatherford maintains various Executive Deferred Compensation Stock Ownership Plans (the "Weatherford EDC Plans"). Prior to the spinoff from Weatherford, participants in the Weatherford EDC Plans had a right to receive shares of Weatherford common stock upon termination of their employment based on the deferred amounts placed in their individual accounts. Under the Weatherford EDC Plans, in the event of a dividend or special distribution to the shareholders of Weatherford, the accounts of the employees are to represent a right to receive the consideration provided through the dividend or special distribution. As a result, participants in the Weatherford EDC Plans were entitled to receive shares of both Weatherford common stock and Common Stock in respect of amounts deferred by the participants prior to the spinoff. Accordingly, a portion of the deferred compensation liability recorded by Weatherford was allocated to Grant Prideco based on the relative market value of the Common Stock to the relative market value of the Weatherford common stock on the date of spinoff. The liability transferred to Grant Prideco was approximately $4.2 million and is included in "Deferred Compensation Obligation in Stockholders' Equity". The Company has reserved 519,000 shares of Common Stock in settlement of this obligation. As of December 31, 2003, 360,505 shares remain. Settlements under the Weatherford EDC Plans will be solely in Weatherford common stock and Common Stock.

    At the time of the spinoff from Weatherford, Grant Prideco established separate Executive Deferred Compensation Stock Ownership Plans (the "Grant EDC Plans") in which certain Grant Prideco employees and directors participate. The terms of the Grant EDC Plans are substantially similar to the Weatherford EDC Plans. A separate trust (the "Trust") has been established by Grant Prideco following the spinoff to fund the benefits under the Grant EDC Plans. The funds provided to the Trust are invested in Common Stock through open market purchases by a trustee independent of the Company. The assets of the Trust are available to satisfy the claims of all general creditors of Grant Prideco in the event of a bankruptcy or insolvency. Settlements under the Grant EDC Plans will be in Common Stock. Accordingly, the Common Stock held by the Trust is included in Stockholders' Equity as "Treasury Stock, at Cost".

Employee Stock Purchase Plan

    In 2003, the Company's Employee Stock Purchase Plan ("ESPP") was approved and the Company reserved 1.2 million shares of Common Stock for issuance under the ESPP. Under the ESPP, eligible employees may elect up to 10% of their earnings withheld, subject to certain limitations. Each one-year offering period commences on January 1 of each year, except the initial offering period which commenced on July 1, 2003 and concluded December 31, 2003. The price at which the Common Stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the Common Stock on the commencement date or the last trading day of each offering period. There were approximately 91,000 shares sold through the ESPP in 2003.

14. RETIREMENT AND EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

    The Company has defined contribution plans covering certain of its employees. The Company's expenses related to these plans totaled $0.9 million, $1.2 million, and $2.4 million in 2001, 2002, and 2003, respectively.

PENSION PLANS

    On December 20, 2002, the Company assumed sponsorship of two defined benefit pension plans in connection with the ReedHycalog acquisition (see Note 5).

    The assignment of the purchase price to individual assets acquired and liabilities incurred in connection with the acquisition, includes a $5.2 million pension liability for the projected benefit obligation in excess of plan assets, thereby eliminating any previously existing unrecognized net gain or loss, unrecognized prior service cost, unrecognized net obligation or net asset existing at the date of acquisition. Further, comparative information prior to the acquisition is not presented.

US Pension Plans

    As part of the purchase agreement with Schlumberger, Grant Prideco acquired the Reed Hourly Pension Plan. This plan covers approximately 200 employees and provides a defined benefit based on a fixed dollar amount per year of service. The fixed dollar amount is defined in the union contract and is subject to change. Grant Prideco used purchase accounting as of the acquisition date and established an accrued pension cost equal to the unfunded benefit obligation at that time. As a result of the date of the acquisition, there was no pension expense recorded for the year ending December 31, 2002.

    Obligations and Funded Status

    The following table reflects information concerning the change in benefit obligation, change in plan assets, and reconciliation of funded status. The Company's benefits are presented and computed as of and for the twelve months ended on the December 31 measurement date (in thousands).

                                                                       2002        2003
                                                                     --------    --------
Change in Benefit Obligation:
  Benefit Obligation at Beginning of Year ........................   $     --    $ 12,658
  Service Cost ...................................................         --         413
  Interest Cost ..................................................         --         825
  Employee Contributions .........................................         --          --
  Plan Amendments ................................................         --          --
  Benefits Paid ..................................................         --        (478)
  Curtailments, Settlements, and Special Termination Benefits ....         --          --
  Acquisitions ...................................................     12,658          --
  Actuarial Loss .................................................         --         257
  Exchange Rate Changes ..........................................         --          --
                                                                     --------    --------
    Benefit Obligation at End of Year ............................   $ 12,658    $ 13,675
                                                                     ========    ========

Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year .................   $     --    $  9,372
  Actual Return on Plan Assets ...................................         --         (46)
  Employer Contributions .........................................         --          --
  Employee Contributions .........................................         --          --
  Acquisitions ...................................................      9,372          --
  Plan Settlements ...............................................         --          --
  Benefits Paid ..................................................         --        (478)
  Administrative Expenses ........................................         --         (51)
  Exchange Rate Changes ..........................................         --          --
                                                                     --------    --------
    Fair Value of Plan Assets at End of Year .....................   $  9,372    $  8,797
                                                                     --------    --------

Reconciliation of Funded Status:
    Fair Value of Plan Assets ....................................   $  9,372    $  8,797
    Benefit Obligation ...........................................     12,658      13,675
                                                                     --------    --------
  Funded Status at End of Year ...................................     (3,286)     (4,878)
  Unrecognized Net Actuarial Loss ................................         --       1,018
  Unrecognized Prior Service Cost ................................         --          --
  Unrecognized Net Transition Obligation .........................         --          --
                                                                     --------    --------
    Net Amount Recognized at End of Year .........................   $ (3,286)   $ (3,860)
                                                                     --------    --------

Amounts Recognized on the Consolidated Balance Sheets:
  Prepaid Benefit Cost ...........................................   $     --    $     --
  Accrued Benefit Liability ......................................     (3,286)     (4,878)
  Intangible Asset ...............................................         --          --
  Accumulated Other Comprehensive Income .........................         --       1,018
                                                                     --------    --------
    Net Amount Recognized at End of Year .........................   $ (3,286)   $ (3,860)
                                                                     ========    ========

    The accumulated benefit obligation was $12.7 million and $13.7 million as of December 31, 2002 and 2003, respectively.

    The following table provides information related to the accumulated benefit obligation in excess of plan assets (in thousands):

                                             2002       2003
                                           --------   --------
Projected Benefit Obligation ...........   $ 12,658   $ 13,675
Accumulated Benefit Obligation .........     12,658     13,675
Fair Value of Plan Assets ..............      9,372      8,797

    Components of Net Periodic Benefit Cost (in thousands):

                                                                          2002         2003
                                                                       ----------   ----------
Service Cost .......................................................   $       --   $      413
Interest Cost ......................................................           --          825
Expected Return on Plan Assets .....................................           --         (755)
Amortization of Initial Net Obligation .............................           --           --
Amortization of Prior Service Cost .................................           --           --
Amortization of Net Actuarial Gain .................................           --           --
Administration Expenses ............................................           --           91
Settlements, Curtailment, and Special Termination Benefits .........           --           --
                                                                       ----------   ----------
  Net Periodic Benefit Cost ........................................   $       --   $      574
                                                                       ==========   ==========

    Additional Information

    The Company is required to recognize a minimum liability if the plan has an accumulated benefit obligation in excess of plan assets. Adjustments to the minimum liability are included in other comprehensive income (in thousands).

                                                       2002     2003
                                                      ------   ------
Increase in Minimum Liability Included in Other
 Comprehensive Income..............................   $   --   $1,018

    Assumptions

    Assumptions used to determine net benefit obligations for the fiscal year ended December 31:

                                                                    2002       2003
                                                                   ------     ------
Weighted Average Assumptions:
  Discount Rate................................................      6.75%      6.15%
  Rate of Compensation Increase................................       N/A        N/A

    Assumptions used to determine net periodic benefit cost:

                                               2002       2003
                                             --------   --------
Weighted Average Assumptions:
  Discount Rate ..........................        N/A       6.75%
  Expected Return on Plan Assets .........        N/A       8.50%
  Rate of Compensation Increase ..........        N/A        N/A

    To develop the expected return on plan assets assumption, Grant Prideco considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio. This resulted in the selection of a new 6.6% expected return on plan assets assumption beginning in 2004.

    Asset Categories

    The following table provides the target and actual asset allocations:

                                                    ACTUAL
                                                  DECEMBER 31,
                                                ---------------
       ASSET CATEGORY                 TARGET     2002     2003
       ---------------------------    ------    ------   ------
       Equity Securities..........        65%        0%       0%
       Debt Securities............        33%        0%       0%
       Real Estate................         0%        0%       0%
       Other......................         2%      100%     100%
                                      ------    ------   ------
                                         100%      100%     100%
                                      ======    ======   ======

    All of the Reed Hourly Pension Plan assets were invested in cash as of December 31, 2002 and December 31, 2003 due to transition from the acquisition of the plan. Grant Prideco has adopted a new target asset allocation to invest in 65% equities, 33% fixed income, and 2% cash. The assets will be transferred into these new asset classes during 2004.

    The primary investment objective is to ensure, over the long-term life of the pension plans, an adequate pool of sufficiently liquid assets to support the benefit obligations to participants, retirees and beneficiaries. In meeting this objective, the pension plan seeks to achieve a high level of investment return consistent with a prudent level of portfolio risk. Investment objectives are long-term in nature covering typical market cycles of three to five years. Any shortfall of investment performance compared to investment objectives should be explainable in terms of general economic and capital market conditions.

    Cash Flow

    The Company does not expect to contribute to the plan in 2004.

Non-US Pension Plans

    As part of the purchase agreement with Schlumberger, Grant Prideco acquired the Hycalog Retirement Death Benefit Scheme. This plan covers approximately 115 employees and provides pensions on a defined benefits basis. The plan is closed, with no future benefits accruing. Grant Prideco used purchase accounting as of the acquisition date and established an accrued pension cost equal to the unfunded benefit obligation at that time. As a result of the date of the acquisition, there was no pension expense recorded for the year ending December 31, 2002. As part of purchase accounting, an additional adjustment to accrue the pension cost of $8.7 million was recognized during 2003.

    Obligations and Funded Status

    The following table reflects information concerning the change in benefit obligation, change in plan assets, and reconciliation of funded status. The Company's benefits are presented and computed as of and for the twelve months ended on the December 31 measurement date (in thousands).

                                                                               2002          2003
                                                                            ----------    ----------
Change in Benefit Obligation:
  Benefit Obligation at Beginning of Year ...............................   $       --    $   11,155
  Service Cost ..........................................................           --            --
  Interest Cost .........................................................           --           841
  Employee Contributions ................................................           --            77
  Plan Amendments .......................................................           --            --
  Benefits Paid .........................................................           --          (216)
  Curtailments, Settlements, and Special Termination Benefits ...........           --            --
  Acquisitions ..........................................................       11,155         8,688
  Actuarial Loss ........................................................           --           935
  Exchange Rate Changes .................................................           --            --
                                                                            ----------    ----------
    Benefit Obligation at End of Year ...................................   $   11,155    $   21,480
                                                                            ==========    ==========

Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year ........................   $       --    $    9,230
  Actual Return on Plan Assets ..........................................           --         2,339
  Employer Contributions ................................................           --         6,526
  Employee Contributions ................................................           --            77
  Acquisitions ..........................................................        9,230            --
  Plan Settlements ......................................................           --            --
  Benefits Paid .........................................................           --          (216)
  Administrative Expenses ...............................................           --            --
  Exchange Rate Changes .................................................           --            --
                                                                            ----------    ----------
    Fair Value of Plan Assets at End of Year ............................   $    9,230    $   17,956
                                                                            ----------    ----------

Reconciliation of Funded Status:
    Fair Value of Plan Assets ...........................................   $    9,230    $   17,956
    Benefit Obligation ..................................................       11,155        21,480
                                                                            ----------    ----------
  Funded Status at End of Year ..........................................       (1,925)       (3,524)
  Unrecognized Net Actuarial Loss .......................................           --          (712)
  Unrecognized Prior Service Cost .......................................           --            --
  Unrecognized Net Transition Obligation ................................           --            --
                                                                            ----------    ----------
    Net Amount Recognized at End of Year ................................   $   (1,925)   $   (4,236)
                                                                            ----------    ----------

Amounts Recognized on the Consolidated Balance Sheets:
  Prepaid Benefit Cost ..................................................   $       --    $   (4,236)
  Accrued Benefit Liability .............................................       (1,925)           --
  Intangible Asset ......................................................           --            --
  Accumulated Other Comprehensive Income ................................           --            --
                                                                            ----------    ----------
    Net Amount Recognized at End of Year ................................   $   (1,925)   $   (4,236)
                                                                            ==========    ==========

    The accumulated benefit obligation was $11.2 million and $21.5 million as of December 31, 2002 and 2003, respectively.

    The following table provides information related to the accumulated benefit obligation in excess of plan assets (in thousands):

                                              2002       2003
                                            --------   --------
Projected Benefit Obligation ............   $ 11,155   $ 21,480
Accumulated Benefit Obligation ..........     11,155     21,480
Fair Value of Plan Assets ...............      9,230     17,956

    Components of Net Periodic Benefit Cost (in thousands):

                                                                     2002     2003
                                                                    ------   ------
Service Cost ....................................................   $   --   $   --
Interest Cost ...................................................       --      841
Expected Return on Plan Assets ..................................       --     (692)
Amortization of Initial Net Obligation ..........................       --       --
Amortization of Prior Service Cost ..............................       --       --
Amortization of Net Actuarial Gain ..............................       --       --
Administration Expenses .........................................       --       --
Settlements, Curtailment, and Special Termination Benefits ......       --       --
                                                                    ------   ------
  Net Periodic Benefit Cost .....................................   $   --   $  149
                                                                    ======   ======

    Additional Information

    As a result of a legal dispute regarding the benefit accruals of the plan, Grant Prideco recognized an additional $8.7 million for the Hycalog Retirement Death Benefit Scheme under purchase accounting.

    The Company is required to recognize a minimum liability if the plan has an accumulated benefit obligation in excess of plan assets. Adjustments to the minimum liability are included in other comprehensive income (in thousands).

                                                                 2002     2003
                                                                ------   ------
           Increase in Minimum Liability Included in Other
             Comprehensive Income............................   $   --   $   --

    Assumptions

    Assumptions used to determine net benefit obligations for the fiscal year ended December 31:

                                                                           2002     2003
                                                                          ------   ------
                    Weighted Average Assumptions:
                      Discount Rate...................................      5.50%    5.50%
                      Rate of Compensation Increase...................       N/A      N/A

    Assumptions used to determine net periodic benefit cost:

                                                                           2002     2003
                                                                          ------   ------
                    Weighted Average Assumptions:
                      Discount Rate...................................       N/A     5.50%
                      Expected Return on Plan Assets..................       N/A     6.75%
                      Rate of Compensation Increase...................       N/A      N/A

15. INCOME TAXES

    The domestic and foreign components of income before income taxes consist of the following:


                                                      YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2001       2002        2003
                                                 --------   --------   ---------
                                                         (IN THOUSANDS)
  Domestic..................................     $ 20,861   $ (6,048)  $ (41,948)
  Foreign...................................       23,857     29,373      54,880
                                                 --------   --------   ---------
            Total Income Before Income Taxes     $ 44,718   $ 23,325   $  12,932
                                                 ========   ========   =========

    The components of the benefit (provision) for income taxes are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        2001          2002          2003
                                                     ----------    ----------    ----------
                                                                (IN THOUSANDS)
Current
  U.S. Federal and State Income Taxes ............   $     (708)   $   (1,441)   $     (500)
  Foreign ........................................      (10,467)       (9,450)      (19,872)
                                                     ----------    ----------    ----------
                                                        (11,175)      (10,891)      (20,372)
                                                     ----------    ----------    ----------
Deferred
  U.S. Federal and State Income Taxes ............       (3,511)        6,216        15,849
  Foreign ........................................         (965)       (2,553)           (3)
                                                     ----------    ----------    ----------
                                                         (4,476)        3,663        15,846
                                                                   ----------    ----------
          Total Income Tax Provision (a) .........   $  (15,651)   $   (7,228)   $   (4,526)
                                                     ==========    ==========    ==========

----------

(a) Excludes the deferred tax benefit of $2.9 million relating to the cumulative effect of the accounting change for the year ended 2002 (see
         Note 1).

    The following is a reconciliation of income taxes at the U.S. federal income tax rate of 35% to the effective provision for income taxes reflected in the Consolidated Statements of Operations:

                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               2001          2002          2003
                                                            ----------    ----------    ----------
                                                                         (IN THOUSANDS)
Provision for Income Taxes at Statutory Rates ...........   $  (15,651)   $   (8,164)   $   (4,526)
Effect of Foreign Income Tax, Net .......................       (1,659)         (975)           --
Change in Valuation Allowance ...........................           --        (2,000)       (4,300)
Preferred Supplier Credit ...............................        3,089           955         3,080
Extraterritorial Income Benefit .........................          732           350           700
Equity in Earnings of Unconsolidated Affiliates .........          947         3,144         1,409
State and Local Income Taxes Net of U.S. Federal
  Income Tax Benefit ....................................         (431)         (305)         (500)
Other Permanent Items ...................................       (2,678)         (233)         (389)
                                                            ----------    ----------    ----------
         Provision for Income Taxes .....................   $  (15,651)   $   (7,228)   $   (4,526)
                                                            ==========    ==========    ==========

    Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions which the Company has operations. Additionally, applicable U.S. income and foreign withholding taxes have been provided on undistributed earnings of the Company's international subsidiaries that are not considered to be permanently indefinitely reinvested.

    Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax assets (liabilities) and the related valuation allowances were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                       2002          2003
                                                    ----------    ----------
                                                        (IN THOUSANDS)
Deferred Tax Assets:
  Foreign Tax Credits ...........................   $    5,877    $   14,365
  Domestic and Foreign Operating Losses .........          163         7,910
  Accrued Liabilities and Reserves ..............       11,284        11,726
  Inventory Basis Differences ...................        6,640        11,727
  Goodwill and Other Intangibles ................        4,661         4,250
  Investments in Unconsolidated Subs ............        2,421         2,611
                                                    ----------    ----------
          Total Deferred Tax Assets .............       31,046        52,589
                                                    ----------    ----------
Deferred Tax Liabilities:
  Property and Equipment and Other ..............      (47,315)      (34,776)
  Tax on Non-Repatriated Foreign Income .........       (2,975)       (6,345)
                                                    ----------    ----------
          Total Deferred Tax Liabilities ........      (50,290)      (41,121)
                                                    ----------    ----------
Valuation Allowance:
  Foreign Tax Credits ...........................       (2,000)       (9,400)
                                                    ----------    ----------
          Total Valuation Allowance .............       (2,000)       (9,400)
                                                    ----------    ----------
  Net Deferred Tax Assets (Liabilities) .........   $  (21,244)   $    2,068
                                                    ==========    ==========

    At December 31, 2003 and 2002, the Company had United States net operating loss (NOL) carryforwards for tax purposes of approximately $22.8 million and $1.9 million, respectively, which will expire in the years 2022 through 2023. At December 31, 2003 and 2002, the Company had foreign tax credit carryforwards of $5.0 million and $3.8 million, respectively, which will expire in the years 2007 through 2008. At December 31, 2003 and 2002, the Company had a valuation allowance of $9.4 million and $2.0 million, respectively, due to the uncertainty of utilization of foreign tax credits to reduce the U.S. income tax liability. During 2003, $3.1 million was reclassed from another deferred liability to the valuation allowance. The Company has not recorded a deferred income tax liability that would result from the distribution of earnings from certain foreign subsidiaries if those earnings were actually repatriated. The Company intends to indefinitely reinvest the undistributed current year earnings of foreign subsidiaries located in Italy, Canada, Mexico, Singapore, Venezuela, and the United Kingdom. It is not practicable to determine the amount of federal income taxes, if any, that might become due in the event that the balance of such earnings were to be distributed. The total amount of foreign earnings indefinitely reinvested is approximately $31.0 million. Deferred taxes at December 31, 2003 include an adjustment related to the acquisition of ReedHycalog.

16.  DISPUTES, LITIGATION, AND CONTINGENCIES

Litigation and Other Disputes

    The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the ultimate liability, if any, which may result from known claims, disputes, and pending litigation would not have a material adverse effect on the Company's financial position or its results of operations with or without consideration of insurance coverage.

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

17. COMMITMENTS

Operating Leases

    The Company is committed under various operating leases, which primarily relate to office space and equipment. Total lease expense incurred under operating leases was approximately $5.3 million, $8.9 million, and $11.3 million for the years ended December 31, 2001, 2002, and 2003, respectively. Future minimum rental commitments under these operating leases are as follows (in thousands):

                            2004...........  $ 15,510
                            2005...........     9,561
                            2006...........     7,337
                            2007...........     5,818
                            2008...........     4,658
                            Thereafter.....    10,124
                                             --------
                                             $ 53,008
                                             ========

Other Commitments

    At the time of the December 1998 acquisition by the Company of 93% of T.F. de Mexico, the Company entered into a 30-year supply contract with Tubos de Acero de Mexico, S.A. (TAMSA). Under the supply contract, TAMSA has been given the right to supply certain of the Company's operations as long as the prices are on a competitive basis. This supply agreement does not obligate the Company to make purchases from TAMSA for any location other than Mexico and India, nor restrict the Company's right to make purchases without offering a right to purchase the materials from TAMSA to the extent those purchases are made from affiliates of the Company such as Voest-Alpine.

    Grant Prideco maintains consignment purchase arrangements with various suppliers whereby suppliers' inventory is held on site at the Company's manufacturing facilities. Under the terms of these arrangements, the Company pays to the supplier an inventory stocking fee on the consignment inventory and has an obligation to purchase the inventory under certain circumstances. As of December 31, 2003, the Company had closed-ended purchase commitments maturing within the next twelve months of approximately $0.7 million and open-ended purchase commitments of approximately $3.7 million, of which $3.0 million are expected to mature within the next twelve months.

18. RELATED PARTIES

    Until April 14, 2000, the Company was a wholly-owned subsidiary of Weatherford. The Company was spun off from Weatherford on April 14, 2000, through a distribution by Weatherford to its stockholders of all of the Company's Common Stock. Weatherford no longer owns any interest in the Company. Prior to the Company's 2003 Annual Meeting held in May 2003, the Company had seven Directors, five of which also served on the Board of Weatherford. Following the 2003 Annual Meeting, the Company now has nine Directors, of which only three serve on Weatherford's Board.

    In connection with the spinoff, the Company entered into a preferred supplier agreement with Weatherford in which Weatherford agreed to purchase at least 70% of its requirements of drill stem products from the Company, subject to certain exceptions. In return, the Company agreed to sell those products at prices not greater than that at which it sells to similarly situated customers, and the Company provided Weatherford a $30.0 million credit towards the purchase of those products. During 2003, the Company extended the term of this contract by two years and reduced the unused preferred supplier credit balance by $6.6 million. At December 31, 2003, the remaining credit balance was $7.9 million, of which $1.0 million is classified as "Other Accrued Liabilities", with the remaining balance classified as "Other Long-Term Liabilities" in the accompanying Consolidated Balance Sheets. Weatherford purchased approximately $14.3 million of drill stem products from the Company during 2003. Weatherford also purchased API tubing and accessory threading services from the Company aggregating $8.1 million during 2003.

    The Company's Drill Bits segment sells drill bits worldwide to oil and gas operators, including Newfield Exploration Company (Newfield). In addition, a division of the Company's Tubular Technology and Services segment also sells accessories directly to Newfield. Two of the Company's directors, Mr. Trice and Mr. Hendrix, are directors of Newfield and Mr. Trice is Newfield's President and Chief Executive Officer. During 2003, Newfield purchased approximately $1.0 million of products from the Company.

19. SEGMENT INFORMATION

Business Segments

    The Company operates primarily through four business segments: Drilling Products and Services, Drill Bits, Tubular Technology and Services, and Marine Products and Services. The Company's Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, including tool joints, drill collars, heavy weight drill pipe, and drill stem and other accessories. In December 2002, the Company acquired ReedHycalog, which became the Company's Drill Bits segment. The Drill Bits segment designs, manufacturers, and distributes fixed-cutter and roller-cone drill bits. The Company's Tubular Technology and Services segment provides a full range of premium threaded connections for casing, production tubing, and other accessory equipment, and also manufactures and sells premium casing for use with the Company's connections as well as third-party connections. The Marine Products and Services segment consists of proprietary XL Systems marine connections for large bore tubulars, including drive pipe, jet strings, conductor casing, and top tension production risers. In addition to the products and services provided through the Company's four primary business segments, the Company also has an Other segment that prior to first quarter of 2003 manufactured drill pipe and other products used in the industrial markets for fiber optic cable installation, construction, and water well drilling. These operations were disposed of during 2003. Currently the Other segment includes the Company's Plexus joint venture for POS-GRIP technology, which was previously included in the Company's Marine Products and Services segment. Prior periods have been restated for current year presentation.

    The Company's products are used in the exploration and production of oil and natural gas. Segment information below has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies", except that income tax (provision) benefit is allocated to the segments by an application of the Company-wide effective rate to the net income (loss) of each segment. Intersegment sales, which have been eliminated at the segment level, are recorded at cost plus an agreed upon intercompany profit.

                                               DRILLING                 TUBULAR       MARINE
                                               PRODUCTS                TECHNOLOGY    PRODUCTS
                                                  AND                     AND          AND
                                               SERVICES  DRILL BITS     SERVICES     SERVICES      OTHER     CORPORATE     TOTAL
                                               --------  ----------    ----------    --------    --------    ---------    --------
                                                                                 (IN THOUSANDS)
2001
 Revenues from Unaffiliated Customers .......  $382,579  $       --    $  272,283    $ 43,906    $ 41,359    $      --    $740,127
 Other Charges ..............................    23,991          --           509       2,169       3,967       14,165      44,801
 Depreciation and Amortization ..............    15,243          --        13,188       3,724       3,832          466      36,453
 Equity Income (Loss) in
   Unconsolidated Affiliates ................     8,859          --            --          --        (112)          --       8,747
 Operating Income (Loss) ....................    57,398          --        43,986      (1,238)     (6,775)     (29,171)     64,200
 (Provision) Benefit for Income Taxes .......   (22,201)         --       (15,468)        769       2,351       18,898     (15,651)
 Capital Expenditures  for  Property, Plant,
   and Equipment ............................    20,341          --         8,416       1,782       1,591        5,082      37,212
 Interest Expense ...........................       354          --           198         794          14       25,707      27,067
 Total Assets ...............................   474,890          --       294,235      50,047      86,607        9,819     915,598
2002
 Revenues from Unaffiliated Customers .......  $317,280  $    5,270    $  216,842    $ 71,974    $ 28,382    $      --    $639,748
 Other Charges ..............................     2,360          --           220          --          --        4,465       7,045
 Depreciation and Amortization ..............    12,252         249        12,543       3,687       1,475          941      31,147
 Equity Income (Loss) in Unconsolidated
   Affiliates ...............................     5,989          --            --          --        (647)          --       5,342
 Operating Income (Loss) ....................    58,029         796         7,893       3,922      (1,124)     (23,530)     45,986
 (Provision) Benefit for Income Taxes .......   (20,835)       (276)       (1,061)        712         425       13,807      (7,228)
 Capital Expenditures for Property, Plant,
   and Equipment ............................    22,781          --        11,536       3,343       2,041        6,080      45,781
 Interest Expense ...........................       605          --           303         518           5       25,620      27,051
 Total Assets ...............................   497,243     394,352       219,050      79,343      58,988       66,373   1,315,349
2003
 Revenues from Unaffiliated Customers .......  $308,297  $  258,975    $  190,200    $ 71,045    $  9,939    $      --    $838,456
 Intersegment Revenues ......................        --          --         3,053          --          --           --       3,053
 Other Charges ..............................    24,924          --           425          --      12,396           78      37,823
 Depreciation and Amortization ..............    14,912      11,191        10,705       4,063       3,356        1,805      46,032
 Equity Income (Loss) in Unconsolidated
   Affiliates ...............................       461          --            --          --        (939)          --        (478)
 Operating Income (Loss) ....................    18,776      58,443         7,176       1,297     (16,754)     (22,802)     46,136
 (Provision) Benefit for Income Taxes .......    (8,366)    (15,062)          374         421       4,681       13,426      (4,526)
 Capital Expenditures for Property, Plant,
   and Equipment ............................    16,260      10,175         2,826       6,838         940        4,379      41,418
 Interest Expense ...........................       514           7           195         312           5       42,838      43,871
 Total Assets ...............................   478,714     450,653       208,668      64,919       8,721       50,386   1,262,061

Foreign Operations and Export Sales

    Financial information by geographic segment for each of the three years ended December 31, 2003 is summarized below. Revenues are attributable to countries based on the location of the entity selling products rather than ultimate use. Long-lived assets represent long-term assets excluding deferred tax assets.

                              UNITED               LATIN
                              STATES     CANADA   AMERICA    ITALY      ASIA     OTHER    TOTAL
                             ---------  --------  --------  --------  --------  -------  --------
                                                    (IN THOUSANDS)
    2001
      Revenues...........    $ 624,835  $ 51,531  $ 10,263  $ 26,025  $ 20,956  $ 6,517  $ 740,127
      Long-Lived Assets..      363,756    18,208    94,202    32,865    13,681      415    523,127
    2002
      Revenues...........    $ 475,472  $ 38,175  $ 10,212  $ 24,564  $ 63,746  $27,579  $ 639,748
      Long-Lived Assets..      518,406    19,806    88,163    35,757    85,465   45,248    792,845
    2003
      Revenues...........    $ 493,059  $ 84,213  $ 51,567  $ 11,818  $100,793  $97,006  $ 838,456
      Long-Lived Assets..      458,791    18,358    75,237    43,426    58,900   93,971    748,683

Major Customers and Credit Risk

    Substantially all of the Company's customers are engaged in the exploration and development of oil and gas reserves. The Company's drill pipe, drill bit products and other related products are sold primarily to rig contractors, operators, and rental companies. The Company's premium tubulars and connections are sold primarily to operators and distributors. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations. Foreign sales also present various risks, including risks of war, civil disturbances, and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company's foreign sales, however, are to large international companies, in-country national oil companies, or are secured by a letter of credit or similar arrangements.

    In the years ended December 31, 2001, 2002, and 2003, there were no individual customers who accounted for 10% or more of total revenues.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tabulation sets forth unaudited quarterly financial data for 2003 and 2002 (in thousands, except per share data).

                                                                             2003
                                                   -------------------------------------------------------
                                                     FIRST        SECOND             THIRD        FOURTH
                                                    QUARTER      QUARTER            QUARTER      QUARTER
                                                   ----------   ----------         ----------   ----------
  Revenues .....................................   $  190,482   $  190,117         $  221,335   $  236,522
  Gross Profit .................................       59,504       54,037(a)          75,095       85,027
  Other Charges ................................           --           78(b)              --       31,320(c)
  Selling, General, and Administrative .........       43,137       44,055             52,597       56,340
  Operating Income (Loss) ......................       16,367        9,904(a)(b)       22,498       (2,633)(c)
  Net Income (Loss) ............................        4,034        3,826(a)(b)        7,484      (10,154)(c)
  Basic Net Income (Loss) Per Share(d)
      Basic Net Income (Loss) ..................   $     0.03   $     0.03         $     0.06   $    (0.08)
  Basic Weighted Average Shares Outstanding ....      121,377      121,636            121,775      121,792
  Diluted Net Income (Loss) Per Share(d)
      Diluted Net Income (Loss) ................   $     0.03   $     0.03         $     0.06   $    (0.08)
  Diluted Weighted Average Shares Outstanding ..      122,977      123,576            123,308      121,792

                                                                                               2002
                                                                     -----------------------------------------------------
                                                                       FIRST         SECOND          THIRD        FOURTH
                                                                      QUARTER       QUARTER         QUARTER      QUARTER
                                                                     ----------    ----------      ----------   ----------
Revenues .........................................................   $  152,051    $  168,601      $  162,237   $  156,859
Gross Profit .....................................................       35,940        40,275          32,417       30,060
Other Charges ....................................................           --         7,045(e)           --           --
Selling, General, and Administrative .............................       19,823        22,106          23,120       20,612
Operating Income .................................................       16,117        11,124(e)        9,297        9,448
Net Income (Loss) Before Cumulative Effect of
   Accounting Change .............................................        7,560         3,879(e)        1,945         (338)
Cumulative Effect of Accounting Change(f) ........................       (6,412)           --              --           --
Net Income (Loss) ................................................        1,148         3,879(e)        1,945         (338)
Basic Net Income (Loss) Per Share(d)
   Basic Net Income (Loss) Before Cumulative Effect of
     Accounting Change ...........................................   $     0.07    $     0.03      $     0.02   $     0.00
   Cumulative Effect of Accounting Change(f) .....................        (0.06)           --              --           --
                                                                     ----------    ----------      ----------   ----------
   Net Income ....................................................   $     0.01    $     0.03      $     0.02   $     0.00
                                                                     ==========    ==========      ==========   ==========
Basic Weighted Average Shares Outstanding ........................      109,885       111,466         111,620      112,908
Diluted Net Income (Loss) Per Share(d)
   Diluted Net Income (Loss) Before Cumulative Effect of
      Accounting Change ..........................................   $     0.07    $     0.03      $     0.02   $     0.00
   Cumulative Effect of Accounting Change(f) .....................        (0.06)           --              --           --
                                                                     ----------    ----------      ----------   ----------
   Net Income ....................................................   $     0.01    $     0.03      $     0.02   $     0.00
                                                                     ==========    ==========      ==========   ==========
Diluted Weighted Average Shares Outstanding ......................      111,711       114,080         112,685      113,989

--------------

(a) Includes $6.4 million of other charges in the second quarter of 2003 related to inventory reserves for exited product lines, which were classified as cost of sales.

(b) Includes other charges of $1.5 million for stock compensation expense and a $1.4 million credit for a previously recorded contingent liability in the second quarter of 2003.

(c) Includes $31.3 million of other charges in the fourth quarter of 2003 related to fixed asset write-downs and asset impairments related to two technology joint ventures.

(d) Earnings per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters' EPS may not equal the full-year EPS.

(e) Includes $7.0 million of other charges in the second quarter of 2002 related to fixed asset write-downs and executive severance costs.

(f) Effective January 1, 2002, the Company adopted SFAS No. 142, which requires goodwill to be tested annually for impairment. The initial impairment test was completed in the fourth quarter of 2002 and resulted in a $6.4 million, net of tax, write-down of goodwill that is recorded as a cumulative effect of an accounting change as of January 1, 2002.

See Note 4 for further discussion of 2002 and 2003 other charges.

21.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

    The following balance sheets as of December 31, 2002 and 2003, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2003, are provided for the Company's domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company's obligations to pay principal and interest under the 9% and 9 5/8% Senior Notes are guaranteed on a joint and several basis by all of the Company's domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

                        CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                                      NON-
                                                          PARENT     GUARANTORS    GUARANTORS    ELIMINATIONS      TOTAL
                                                         --------    ----------    ----------    ------------    ---------
Revenues .............................................   $     --    $  624,835    $  115,292    $         --    $ 740,127
Costs and Expenses:
  Cost of Sales ......................................         --       499,232        69,560              --      568,792
  Selling, General, and Administrative ...............         --        58,708        14,672              --       73,380
  Other Charges ......................................         --        32,280         1,475              --       33,755
                                                         --------    ----------    ----------    ------------    ---------
                                                               --       590,220        85,707              --      675,927
                                                         --------    ----------    ----------    ------------    ---------
Operating Income .....................................         --        34,615        29,585              --       64,200
Other Income (Expense):
  Interest Expense ...................................    (20,787)       (5,625)         (655)             --      (27,067)
  Equity in Subsidiaries, Net of Taxes ...............     41,602            --            --         (41,602)          --
  Other, Net .........................................         --         5,360        (6,522)             --       (1,162)
  Equity Income in Unconsolidated Affiliates .........         --         8,747            --              --        8,747
                                                         --------    ----------    ----------    ------------    ---------
                                                           20,815         8,482        (7,177)        (41,602)     (19,482)
                                                         --------    ----------    ----------    ------------    ---------
Income (Loss) Before Income Taxes ....................     20,815        43,097        22,408         (41,602)      44,718
Income Tax (Provision) Benefit .......................      7,275       (11,494)      (11,432)             --      (15,651)
                                                         --------    ----------    ----------    ------------    ---------
Net Income (Loss) Before Minority Interests ..........     28,090        31,603        10,976         (41,602)      29,067
Minority Interests ...................................         --            --          (977)             --         (977)
                                                         --------    ----------    ----------    ------------    ---------
Net Income (Loss) ....................................   $ 28,090    $   31,603    $    9,999    $    (41,602)   $  28,090
                                                         ========    ==========    ==========    ============    =========


                        CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                             NON-
                                                 PARENT     GUARANTORS    GUARANTORS    ELIMINATIONS       TOTAL
                                                --------    ----------    ----------    -------------    ---------
Revenues ....................................   $     --    $  475,472    $  164,276    $          --    $ 639,748
Costs and Expenses:
  Cost of Sales .............................         --       390,313       110,743               --      501,056
  Selling, General, and Administrative ......         --        66,574        19,087               --       85,661
  Other Charges .............................         --         5,745         1,300               --        7,045
                                                --------    ----------    ----------    -------------    ---------
                                                      --       462,632       131,130               --      593,762
                                                --------    ----------    ----------    -------------    ---------
Operating Income ............................         --        12,840        33,146               --       45,986
Other Income (Expense):
  Interest Expense ..........................    (23,003)       (2,930)       (1,118)              --      (27,051)
  Equity in Subsidiaries, Net of Taxes ......     22,506            --            --          (22,506)          --
  Other, Net ................................         --         1,295        (2,247)              --         (952)
  Equity Income in Unconsolidated Affiliates          --         5,342            --               --        5,342
                                                --------    ----------    ----------    -------------    ---------
                                                    (497)        3,707        (3,365)         (22,506)     (22,661)
                                                --------    ----------    ----------    -------------    ---------
Income (Loss) Before Income Taxes ...........       (497)       16,547        29,781          (22,506)      23,325
Income Tax (Provision) Benefit ..............      7,131        (2,356)      (12,003)              --       (7,228)
                                                --------    ----------    ----------    -------------    ---------
Net Income (Loss) Before Minority Interests .      6,634        14,191        17,778          (22,506)      16,097
Minority Interests ..........................         --            --        (3,051)              --       (3,051)
                                                --------    ----------    ----------    -------------    ---------
Net Income  (Loss) Before  Cumulative  Effect
   of Accounting Change .....................      6,634        14,191        14,727          (22,506)      13,046
Cumulative Effect of Accounting Change ......         --        (6,412)           --               --       (6,412)
                                                --------    ----------    ----------    -------------    ---------
Net Income (Loss) ...........................   $  6,634    $    7,779    $   14,727    $     (22,506)   $   6,634
                                                ========    ==========    ==========    =============    =========

                        CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                           NON-
                                               PARENT     GUARANTORS    GUARANTORS    ELIMINATIONS      TOTAL
                                              --------    ----------    ----------    ------------    ---------
Revenues ..................................   $     --    $  564,299    $  274,157    $         --    $ 838,456
Costs and Expenses:
  Cost of Sales ...........................         --       438,632       126,161              --      564,793
  Selling, General, and Administrative ....         --       122,383        73,746              --      196,129
  Other Charges ...........................         --        23,475         7,923              --       31,398
                                              --------    ----------    ----------    ------------    ---------
                                                    --       584,490       207,830              --      792,320
                                              --------    ----------    ----------    ------------    ---------
Operating Income (Loss) ...................         --       (20,191)       66,327              --       46,136
Other Income (Expense):
  Interest Expense ........................    (36,644)       (6,564)         (663)             --      (43,871)
  Equity in Subsidiaries, Net of Taxes ....     26,741            --            --         (26,741)          --
  Other, Net ..............................      3,489        17,226        (9,570)             --       11,145
  Equity Loss in Unconsolidated Affiliates          --          (478)           --              --         (478)
                                              --------    ----------    ----------    ------------    ---------
                                                (6,414)       10,184       (10,233)        (26,741)     (33,204)
                                              --------    ----------    ----------    ------------    ---------
Income (Loss) Before Income Taxes .........     (6,414)      (10,007)       56,094         (26,741)      12,932
Income Tax (Provision) Benefit ............     11,604         4,476       (20,606)             --       (4,526)
                                              --------    ----------    ----------    ------------    ---------
Net Income (Loss) Before Minority Interests      5,190        (5,531)       35,488         (26,741)       8,406
Minority Interests ........................         --            --        (3,216)             --       (3,216)
                                              --------    ----------    ----------    ------------    ---------
Net Income (Loss) .........................   $  5,190    $   (5,531)   $   32,272    $    (26,741)   $   5,190
                                              ========    ==========    ==========    ============    =========

                             CONDENSED BALANCE SHEET
                             AS OF DECEMBER 31, 2002
                                 (IN THOUSANDS)


                                                                                NON-
                                                      PARENT    GUARANTORS   GUARANTORS    ELIMINATIONS      TOTAL
                                                     --------   ----------   ----------    ------------    -----------
                                                           ASSETS
Current Assets:
  Cash and Cash Equivalents ......................   $     --   $    2,690   $   19,188    $         --    $    21,878
  Restricted Cash ................................         --        2,903        5,619              --          8,522
  Accounts Receivable, Net .......................         --      109,376       81,711              --        191,087
  Inventories ....................................         --      154,241       93,695              --        247,936
  Current Deferred Tax Assets ....................         --       18,788        1,176              --         19,964
  Other Current Assets ...........................         --       15,632       17,215              --         32,847
                                                     --------   ----------   ----------    ------------    -----------
                                                           --      303,630      218,604              --        522,234
Property, Plant, and Equipment, Net ..............         --      199,463       93,041              --        292,504
Goodwill, Net ....................................         --      233,731      160,352              --        394,083
Investment In and Advances to Subsidiaries .......    973,979           --           --        (973,979)            --
Investment In and Advances to
  Unconsolidated Affiliates ......................         --       50,302           --              --         50,302
Other Assets .....................................      8,733       26,176       21,317              --         56,226
                                                     --------   ----------   ----------    ------------    -----------
                                                     $982,712   $  813,302   $  493,314    $   (973,979)   $ 1,315,349
                                                     ========   ==========   ==========    ============    ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-Term Borrowings and Current
     Portion of Long-Term Debt ...................   $     --   $   10,797   $    5,860    $         --    $    16,657
  Accounts Payable ...............................         --       39,684       27,791              --         67,475
  Current Deferred Tax Liabilities ...............         --           --        2,581              --          2,581
  Customer Advances ..............................         --          241          987              --          1,228
  Other Accrued Liabilities ......................     19,715       46,315       28,008              --         94,038
                                                     --------   ----------   ----------    ------------    -----------
                                                       19,715       97,037       65,227              --        181,979
Long-Term Debt ...................................    374,125      101,953        2,768              --        478,846
Deferred Tax Liabilities .........................         --       20,990       17,907              --         38,897
Minority Interests ...............................         --           --       11,921              --         11,921
Other Long-Term Liabilities ......................         --        8,296        6,538              --         14,834
Commitments and Contingencies ....................         --           --           --              --             --
Stockholders' Equity .............................    588,872      585,026      388,953        (973,979)       588,872
                                                     --------   ----------   ----------    ------------    -----------
                                                     $982,712   $  813,302   $  493,314    $   (973,979)   $ 1,315,349
                                                     ========   ==========   ==========    ============    ===========

                             CONDENSED BALANCE SHEET
                             AS OF DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                                 NON-
                                                       PARENT    GUARANTORS   GUARANTORS    ELIMINATIONS       TOTAL
                                                      --------   ----------   ----------    ------------    -----------
                                                            ASSETS

Current Assets:
  Cash ............................................   $     --   $    2,620   $   16,610    $         --    $    19,230
  Restricted Cash .................................         --           18          265              --            283
  Accounts Receivable, Net ........................         --      118,303       93,982              --        212,285
  Inventories .....................................         --      160,982       71,012              --        231,994
  Current Deferred Tax Assets .....................         --       28,345        1,938              --         30,283
  Other Current Assets ............................         --        5,573       11,215              --         16,788
                                                      --------   ----------   ----------    ------------    -----------
                                                            --      315,841      195,022              --        510,863
Property, Plant, and Equipment, Net ...............         --      164,537       86,699              --        251,236
Goodwill, Net .....................................         --      208,952      187,992              --        396,944
Investment In and Advances to Subsidiaries ........    982,881           --           --        (982,881)            --
Investment In and Advances to
  Unconsolidated Affiliates .......................         --       47,786           --              --         47,786
Other Assets ......................................      7,682       29,832       17,718              --         55,232
                                                      --------   ----------   ----------    ------------    -----------
                                                      $990,563   $  766,948   $  487,431    $   (982,881)   $ 1,262,061
                                                      ========   ==========   ==========    ============    ===========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-Term Borrowings and Current
     Portion of Long-Term Debt ....................   $     --   $    9,106   $    1,967    $         --    $    11,073
  Accounts Payable ................................         --       49,091       25,317              --         74,408
  Current Deferred Tax Liabilities ................         --            6        3,757              --          3,763
  Customer Advances ...............................         --          776        1,493              --          2,269
  Other Accrued Liabilities .......................      3,260       38,819       32,663              --         74,742
                                                      --------   ----------   ----------    ------------    -----------
                                                         3,260       97,798       65,197              --        166,255
Long-Term Debt ....................................    374,305       50,406        2,142              --        426,853
Deferred Tax Liabilities ..........................         --        6,912       20,053              --         26,965
Minority Interests ................................         --           --       12,031              --         12,031
Other Long-Term Liabilities .......................      6,884        9,289        7,670              --         23,843
Commitments and Contingencies .....................         --           --           --              --             --
Stockholders' Equity ..............................    606,114      602,543      380,338        (982,881)       606,114
                                                      --------   ----------   ----------    ------------    -----------
                                                      $990,563   $  766,948   $  487,431    $   (982,881)   $ 1,262,061
                                                      ========   ==========   ==========    ============    ===========

                        CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                                             NON-
                                                                 PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS     TOTAL
                                                               ----------    ----------    ----------    ------------   ----------
Cash Flows From Operating Activities:
     Net Cash Provided by Operating Activities ..............  $   15,544    $   10,325    $   14,647    $         --   $   40,516

Cash Flows From Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired ...........          --        (2,217)       (1,196)             --       (3,413)
  Investments In and Advances to Unconsolidated Affiliates ..          --        (1,595)           --              --       (1,595)
  Capital Expenditures for Property, Plant, and Equipment ...          --       (28,829)       (8,383)             --      (37,212)
  Other, Net ................................................          --             4            82              --           86
                                                               ----------    ----------    ----------    ------------   ----------
     Net Cash Used in Investing Activities ..................          --       (32,637)       (9,497)             --      (42,134)

Cash Flows From Financing Activities:
  (Repayments) Borrowings on Debt, Net ......................     (14,561)       20,063          (806)             --        4,696
  Proceeds from Stock Option Exercises ......................         654            --            --              --          654
  Purchases of Treasury Stock ...............................      (1,637)           --            --              --       (1,637)
                                                               ----------    ----------    ----------    ------------   ----------
     Net Cash Provided by (Used in) Financing Activities ....     (15,544)       20,063          (806)             --        3,713


Effect of Exchange Rate Changes on Cash .....................          --            --           (26)             --          (26)
                                                               ----------    ----------    ----------    ------------   ----------
Net Increase (Decrease) in Cash .............................          --        (2,249)        4,318              --        2,069
Cash At Beginning of Year ...................................          --         4,154         4,161              --        8,315
                                                               ----------    ----------    ----------    ------------   ----------
Cash At End of Year .........................................  $       --    $    1,905    $    8,479    $         --   $   10,384
                                                               ==========    ==========    ==========    ============   ==========



                        CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                                              NON-
                                                                 PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS      TOTAL
                                                               ----------    ----------    ----------    ------------   ----------
Cash Flows From Operating Activities:
      Net Cash Provided by Operating Activities ............   $  103,332    $    1,914    $   16,343    $         --   $  121,589

Cash Flows From Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired ..........     (266,543)           --         1,371              --     (265,172)
  Investments In and Advances to Unconsolidated Affiliates .           --        (3,794)           --              --       (3,794)
  Capital Expenditures for Property, Plant, and Equipment ..           --       (35,718)      (10,063)             --      (45,781)
  Other, Net ...............................................           --           860            51              --          911
                                                               ----------    ----------    ----------    ------------   ----------
      Net Cash Used in Investing Activities ................     (266,543)      (38,652)       (8,641)             --     (313,836)

Cash Flows From Financing Activities:
  Issuance of Long-Term Debt, Net ..........................      170,373            --            --              --      170,373
  (Repayments) Borrowings on Debt, Net .....................       (6,056)       37,523         2,403              --       33,870
  Proceeds from Stock Option Exercises .....................        1,173            --            --              --        1,173
  Purchases of Treasury Stock ..............................       (2,279)           --            --              --       (2,279)
                                                               ----------    ----------    ----------    ------------   ----------
      Net Cash Provided by Financing Activities ............      163,211        37,523         2,403              --      203,137

Effect of Exchange Rate Changes on Cash ....................           --            --           604              --          604
                                                               ----------    ----------    ----------    ------------   ----------
Net Increase in Cash .......................................           --           785        10,709              --       11,494
Cash At Beginning of Year ..................................           --         1,905         8,479              --       10,384
                                                               ----------    ----------    ----------    ------------   ----------
Cash At End of Year ........................................   $       --    $    2,690    $   19,188    $         --   $   21,878
                                                               ==========    ==========    ==========    ============   ==========

                        CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                                            NON-
                                                                PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS     TOTAL
                                                              ----------    ----------    ----------    ------------   ----------
Cash Flows From Operating Activities:
      Net Cash Provided by (Used in) Operating Activities ..  $  (20,381)   $   76,140    $   24,411    $         --   $   80,170

Cash Flows From Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired ..........      (1,861)       (1,250)       (5,161)             --       (8,272)
  Investments In and Advances to Unconsolidated Affiliates            --        (5,459)           --              --       (5,459)
  Proceeds from Sales of Businesses, Net of Cash Disposed ..      24,064         6,300            --              --       30,364
  Capital Expenditures for Property, Plant, and Equipment ..          --       (23,461)      (17,957)             --      (41,418)
  Other, Net ...............................................          --           796           185              --          981
                                                              ----------    ----------    ----------    ------------   ----------
      Net Cash Provided by (Used in) Investing Activities ..      22,203       (23,074)      (22,933)             --      (23,804)

Cash Flows From Financing Activities:
  (Repayments) Borrowings on Debt, Net .....................          --       (53,136)       (4,686)             --      (57,822)
  Proceeds from Stock Option Exercises .....................         566            --            --              --          566
  Purchases of Treasury Stock ..............................      (2,388)           --            --              --       (2,388)
                                                              ----------    ----------    ----------    ------------   ----------
      Net Cash Used in Financing Activities ................      (1,822)      (53,136)       (4,686)             --      (59,644)

Effect of Exchange Rate Changes on Cash ....................          --            --           630              --          630
                                                              ----------    ----------    ----------    ------------   ----------
Net Decrease in Cash .......................................          --           (70)       (2,578)             --       (2,648)
Cash At Beginning of Year ..................................          --         2,690        19,188              --       21,878
                                                              ----------    ----------    ----------    ------------   ----------
Cash At End of Year ........................................  $       --    $    2,620    $   16,610    $         --   $   19,230
                                                              ==========    ==========    ==========    ============   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    The Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year ended December 31, 2003. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2003, to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

         There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference from Grant Prideco's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from Grant Prideco's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this item is incorporated by reference from Grant Prideco's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from Grant Prideco's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this item is incorporated by reference from Grant Prideco's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          1. Our consolidated financial statements are listed on page 34 of this report.

          2.   Financial Statements Schedule:

               Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2003.

               Note: All financial statement schedules not filed with this report required by Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to financial statements.

          3.   Our exhibits are listed below under Item 15(c).

     (b) Reports on Form 8-K:

          1. Current Report on Form 8-K dated November 5, 2003, filing the Company's press release related to its third quarter 2003 results of operations.

          2. Current Report on Form 8-K dated December 4, 2003, filing the announcement of the resignation of Louis A. Raspino, the Company's Senior Vice President and Chief Financial Officer.

     (c) Exhibits

                2.1 Distribution Agreement, dated as of March 22, 2000, between Weatherford and Grant Prideco, Inc. (incorporated by Reference to Exhibit 2.1 to Grant Prideco, Inc.'s Registration Statement on Form S-3, Reg. No. 333-35272).

                3.1 Restated Certificate of Incorporation of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.1 to Grant Prideco, Inc.'s Registration Statement on Form S-3, Reg. No. 333-35272).

                3.2 Restated Bylaws of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.2 to Grant Prideco, Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

                4.1 Indenture for 9 5/8% Senior Notes due 2007 (incorporated by Reference to Exhibit 4.7 to Grant Prideco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).

                4.2 Form of 9 5/8% Senior Notes due 2007 (included as part of Exhibit 4.1 above).

                4.3* Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).

                4.4* Grant Prideco, Inc. 2000 Employee Stock Option and Stock Plan (incorporated by reference to Exhibit 10.5 to Grant Prideco, Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

                4.5* Grant Prideco, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Grant Prideco, Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

                4.6* Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan (incorporated by reference to Exhibit
                        10.8 to Grant Prideco, Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

                4.7* Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to Grant Prideco, Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

                4.8* Grant Prideco, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.11 to Grant Prideco, Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

                4.9* Grant Prideco, Inc. 2001 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-15423).

                4.11 Indenture relating to 9% Senior Notes due 2009 dated as of December 4, 2002, between Grant Prideco Escrow Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Grant Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

                4.12    Form of 9% Senior Notes due 2009 (included as part of
                        Exhibit 4.11).

                4.13 Supplemental Indenture dated as of December 20, 2002, among Grant Prideco, Inc., Grant Prideco Escrow Corp., certain of Grant Prideco, Inc.'s subsidiaries, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Grant Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on January 3,
                        2003).

                4.14 Credit Agreement, dated as of December 19, 2002, among Grant Prideco, Inc., certain of its subsidiaries, the Lenders party thereto, Deutsche Bank Trust Company Americas, as US, Deutsche Bank AG, Canada Branch, as Canadian Agent, Transamerica Business Capital Corporation, as Documentation Agent, JP Morgan Chase Bank, as Co-Syndication Agent, and Lynch Capital, as Co-Syndication Agent (incorporated by reference to Exhibit 4.6 to Grant Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

                4.15 Security Agreement, dated as of December 19, 2002, among Grant Prideco, Inc., certain of its subsidiaries and Deutsche Bank Trust Company Americas, as agent (incorporated by Reference to Exhibit 4.7 to Grant Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

                4.16 Amended and Restated Credit Agreement, dated as of December 19, 2002 between Grant Prideco Canada Ltd. and Deutsche Bank AG, Canada Branch, as agent (incorporated by reference to Exhibit 4.8 to Grant Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

                4.17    Amendment No. 1 to Credit Agreement.

                4.18    Amendment No. 2 to Credit Agreement.

                4.19 Security Agreement, dated as of December 19, 2002 between Grant Prideco Canada Ltd. and Deutsche Bank AG, Canada Branch, as agent (incorporated by reference to Exhibit 4.9 to Grant Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

                4.20 Form of Subsidiary Guarantee by certain of Grant Prideco, Inc.'s subsidiaries in favor of Deutsche Bank Trust Company Americas, as agent (incorporated by reference to Exhibit 4.10 to Grant Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

                4.21*   Employee Stock Purchase Plan.

                10.1 See Exhibits 2.1 and 4.1 through 4.20 for certain items material contracts.

                10.2* Employment Agreement with Michael McShane dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-15423).

                10.3* Employment Agreement with Matthew Fitzgerald dated January 12, 2004.

                10.4* Employment Agreement with Philip Choyce dated April 14, 2000 (incorporated by reference to Exhibit 10.26 to Grant Prideco, Inc.'s Registration Statement on Form S-4, Reg. No. 333-102635).

                10.5* Form of Change of Control Agreement with William Chunn, Dan Latham, Warren Avery and Philip Choyce (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-15423).

                10.6* Form of Change of Control Agreement with Curtis Burton, Marshall Danby, and John Deane (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.'s Annual Report on 10-K for the year ended December 31, 2001, File No. 1-15423).

                10.7 Preferred Supplier Agreement dated April 14, 2000, between Grant Prideco, Inc. and Weatherford International, Inc. (incorporated by reference to Exhibit 10.12 to Weatherford International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).

                10.8 Amendment No. 1 to preferred supplier agreement (incorporated by reference to Exhibit 10.1 of Grant Prideco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

                10.9 Tax Allocation Agreement dated April 14, 2000 between Grant Prideco, Inc. and Weatherford (incorporated by reference to Exhibit 10.13 to Weatherford International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).

                10.10 Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and Voest-Alpine Schienen GmbH & Co KG (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

                10.11 Operating Agreement, dated as of July 23, 1999, by and Grant Prideco, Inc. and Voest-Alpine Schienen GmbH & CoKG (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.'s Registration Statement on Form 10, File No.1 -15423, as amended).

                10.12 Supply Agreement, dated as of August 1, 2003, by and between Voest-Alpine Stahlrohr Kindberg GmbH & Co KG and Grant Prideco, Inc.

                10.13 Stock Purchase Agreement, dated as of June 19, 1998, by and between Weatherford, Pridecomex Holding, S.A. de C.V., Tubos de Acero de Mexico S.A. and Tamsider S.A. de C.V. (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

                10.14 Master Technology License Agreement, dated as of June 19, 1998, by and between Grant Prideco, Inc. and DST Distributors of Steel Tubes Limited (incorporated by reference to Exhibit 10.17 to Grant Prideco, Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

                10.15 Agreement, dated as of November 12, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST Distributors of Steel Tubes Limited, Techint Engineering Company, Weatherford, Grand Prideco, Pridecomex Holding, S.A. de C.V. and Grant Prideco, S.A. de C.V. (incorporated by reference to Exhibit 10.18 to Grant Prideco, Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

                10.16 Agreement, dated as of December 1, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., Weatherford and Pridecomex Holdings, S.A. de C.V. (incorporated by reference to Exhibit 10.19 to Grant Prideco, Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

                10.17*  Nonqualified Deferred Compensation Plan.

                21.1    Subsidiaries of Registrant.

                23.1    Consent of Ernst & Young LLP.

                31.1    Certification of Michael McShane.

                31.2    Certification of Matthew D. Fitzgerald.

                32.1    Section 906 Certification.


                * Designates a management or compensatory plan or arrangement.

                                                                     SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003


                                                         ADDITIONS
                                                -----------------------------
                                  BALANCE AT      CHARGES        CHARGED TO                         BALANCE
                                  BEGINNING       TO COST          OTHER                            AT END
         DESCRIPTIONS              OF YEAR      AND EXPENSES      ACCOUNTS        DEDUCTIONS        OF YEAR
-----------------------------   -------------   -------------   -------------    -------------   -------------
                                                          (IN THOUSANDS)
  2001:
  Allowance for Uncollectible
    Accounts ................   $       1,897   $         901   $         105    $       1,496   $       1,407
                                =============   =============   =============    =============   =============
  Inventory Reserves ........   $       9,058   $       8,169   $          --    $       7,906   $       9,321
                                =============   =============   =============    =============   =============
  2002:
  Allowance for Uncollectible
    Accounts ................   $       1,407   $       1,105   $         367    $          64   $       2,815
                                =============   =============   =============    =============   =============
  Inventory Reserves ........   $       9,321   $       5,844   $          (5)   $       4,465   $      10,695
                                =============   =============   =============    =============   =============
  2003:
  Allowance for Uncollectible
    Accounts ................   $       2,815   $       1,950   $        (399)   $         827   $       3,539
                                =============   =============   =============    =============   =============
  Inventory Reserves ........   $      10,695   $      11,718   $        (312)   $       7,191   $      14,910
                                =============   =============   =============    =============   =============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.

By: /s/ MICHAEL MCSHANE
-------------------------------------------------------------
Michael McShane
Chief Executive Officer, President, and Chairman of the Board

Date: March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following individuals on behalf of the registrant and in the capacities and on the dates indicated.


                SIGNATURE                    CAPACITY IN WHICH SIGNED         DATE
---------------------------------------     --------------------------  ----------------
/s/ MICHAEL MCSHANE                          Chief Executive Officer,     March 15, 2004
---------------------------------------     President and Chairman of
Michael McShane                                     the Board
                                               (Principal Executive
                                                     Officer)

/s/ MATTHEW D. FITZGERALD                   Senior Vice President and     March 15, 2004
---------------------------------------      Chief Financial Officer
Matthew D. Fitzgerald                          (Principal Financial
                                                     Officer)

/s/ GREG L. BOANE                              Corporate Controller       March 15, 2004
---------------------------------------       (Principal Accounting
Greg L. Boane                                        Officer)

/s/ DAVID J. BUTTERS                                 Director             March 15, 2004
---------------------------------------
David J. Butters

/s/ ELIOT M. FRIED                                   Director             March 15, 2004
---------------------------------------
Eliot M. Fried

/s/ DENNIS R. HENDRIX                                Director             March 15, 2004
---------------------------------------
Dennis R. Hendrix

/s/ HAROLD E. LAYMAN                                 Director             March 15, 2004
---------------------------------------
Harold E. Layman

/s/ SHELDON B. LUBAR                                 Director             March 15, 2004
---------------------------------------
Sheldon B. Lubar

/s/ ROBERT K. MOSES, JR.                             Director             March 15, 2004
---------------------------------------
Robert K. Moses, Jr.

/s/ JOSEPH E. REID                                   Director             March 15, 2004
---------------------------------------
Joseph R. Reid

/s/ DAVID A. TRICE                                   Director             March 15, 2004
---------------------------------------
David A. Trice

                                INDEX TO EXHIBITS

2.1 Distribution Agreement, dated as of March 22, 2000, between Weatherford and Grant Prideco, Inc. (incorporated by Reference to Exhibit 2.1 to
        Grant Prideco, Inc.'s Registration Statement on Form S-3, Reg. No.
        333-35272).

3.1     Restated Certificate of Incorporation of Grant Prideco, Inc.
        (incorporated by reference to Exhibit 3.1 to Grant Prideco, Inc.'s
        Registration Statement on Form S-3, Reg. No. 333-35272).

3.2     Restated Bylaws of Grant Prideco, Inc. (incorporated by reference to
        Exhibit 3.2 to Grant Prideco, Inc.'s Registration Statement on Form 10,
        File No. 1-15423, as amended).

4.1     Indenture for 9 5/8% Senior Notes due 2007 (incorporated by Reference to
        Exhibit 4.7 to Grant Prideco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).

4.2 Form of 9 5/8% Senior Notes due 2007 (included as part of Exhibit 4.1 above).

4.3*    Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan
        (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.'s
        Annual Report on Form 10-K for the year ended December 31, 2000, File
        No. 1-15423).

4.4*    Grant Prideco, Inc. 2000 Employee Stock Option and Stock Plan
        (incorporated by reference to Exhibit 10.5 to Grant Prideco, Inc.'s
        Registration Statement on Form 10, File No. 1-15423, as amended).

4.5* Grant Prideco, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Grant Prideco, Inc.'s Registration
        Statement on Form 10, File No. 1-15423, as amended).

4.6*    Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan
        (incorporated by reference to Exhibit 10.8 to Grant Prideco, Inc.'s
        Registration Statement on Form 10, File No. 1-15423, as amended).

4.7*    Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee
        Directors (incorporated by reference to Exhibit 10.10 to Grant Prideco,
        Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

4.8*    Grant Prideco, Inc. 401(k) Savings Plan (incorporated by reference to
        Exhibit 10.11 to Grant Prideco, Inc.'s Registration Statement on Form
        10, File No. 1-15423, as amended).

4.9*    Grant Prideco, Inc. 2001 Stock Option and Restricted Stock Plan
        (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.'s
        Annual Report on Form 10-K for the year ended December 31, 2001, File
        No. 1-15423).

4.11    Indenture relating to 9% Senior Notes due 2009 dated as of December 4,
        2002, between Grant Prideco Escrow Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Grant Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on January 3,
        2003).

4.12    Form of 9% Senior Notes due 2009 (included as part of Exhibit 4.11).

4.13    Supplemental Indenture dated as of December 20, 2002, among Grant
        Prideco, Inc., Grant Prideco Escrow Corp., certain of Grant Prideco,
        Inc.'s subsidiaries, and Wells Fargo Bank, N.A., as trustee
        (incorporated by reference to Exhibit 4.4 to Grant Prideco, Inc.'s
        Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

4.14    Credit Agreement, dated as of December 19, 2002, among Grant Prideco,
        Inc., certain of its subsidiaries, the Lenders party thereto, Deutsche
        Bank Trust Company Americas, as US, Deutsche Bank AG, Canada Branch, as
        Canadian Agent, Transamerica Business Capital Corporation, as
        Documentation Agent, JP Morgan Chase Bank, as Co-Syndication Agent, and
        Lynch Capital, as Co-Syndication Agent (incorporated by reference to
        Exhibit 4.6 to Grant Prideco, Inc.'s Current Report on Form 8-K, File
        No. 1-15423, filed on January 3, 2003).

4.15    Security Agreement, dated as of December 19, 2002, among Grant Prideco,
        Inc., certain of its subsidiaries and Deutsche Bank Trust Company
        Americas, as agent (incorporated by Reference to Exhibit 4.7 to Grant
        Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on
        January 3, 2003).

4.16 Amended and Restated Credit Agreement, dated as of December 19, 2002 between Grant Prideco Canada Ltd. and Deutsche Bank AG, Canada Branch, as agent (incorporated by reference to Exhibit 4.8 to Grant Prideco, Inc.'s Current Report on Form 8-K, File
        No. 1-15423, filed on January 3, 2003).

4.17    Amendment No. 1 to Credit Agreement.

4.18    Amendment No. 2 to Credit Agreement.

4.19    Security Agreement, dated as of December 19, 2002 between Grant Prideco
        Canada Ltd. and Deutsche Bank AG, Canada Branch, as agent (incorporated by reference to Exhibit 4.9 to Grant Prideco, Inc.'s Current Report on
        Form 8-K, File No. 1-15423, filed on January 3, 2003).

4.20 Form of Subsidiary Guarantee by certain of Grant Prideco, Inc.'s subsidiaries in favor of Deutsche Bank Trust Company Americas, as agent
        (incorporated by reference to Exhibit 4.10 to Grant Prideco, Inc.'s
        Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

4.21*   Employee Stock Purchase Plan.

10.2 See Exhibits 2.1 and 4.1 through 4.20 for certain items material contracts.

10.2*   Employment Agreement with Michael McShane dated June 26, 2002
        (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.'s
        Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File
        No. 1-15423).

10.3*   Employment Agreement with Matthew Fitzgerald dated January 12, 2004.

10.4*   Employment Agreement with Philip Choyce dated April 14, 2000
        (incorporated by reference to Exhibit 10.26 to Grant Prideco, Inc.'s
        Registration Statement on Form S-4, Reg. No. 333-102635).

10.5*   Form of Change of Control Agreement with William Chunn, Dan Latham,
        Warren Avery and Philip Choyce (incorporated by reference to Exhibit
        10.6 to Grant Prideco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-15423).

10.6* Form of Change of Control Agreement with Curtis Burton, Marshall Danby, and John Deane (incorporated by reference to Exhibit 10.12 to Grant
        Prideco, Inc.'s Annual Report on 10-K for the year ended December 31,
        2001, File No. 1-15423).

10.9    Preferred Supplier Agreement dated April 14, 2000, between Grant
        Prideco, Inc. and Weatherford International, Inc. (incorporated by reference to Exhibit 10.12 to Weatherford International, Inc.'s
        Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File
        No. 1-13086).

10.10 Amendment No. 1 to preferred supplier agreement (incorporated by reference to Exhibit 10.1 of Grant Prideco, Inc.'s Quarterly Report on
        Form 10-Q for the quarter ended March 31, 2003).

10.9    Tax Allocation Agreement dated April 14, 2000 between Grant Prideco,
        Inc. and Weatherford (incorporated by reference to Exhibit 10.13 to Weatherford International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).

10.10   Investment Agreement, dated as of April 29, 1999, by and between Grant
        Prideco, Inc. and Voest-Alpine Schienen GmbH & Co KG (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.'s Registration
        Statement on Form 10, File No. 1-15423, as amended).

10.11   Operating Agreement, dated as of July 23, 1999, by and Grant Prideco,
        Inc. and Voest-Alpine Schienen GmbH & CoKG (incorporated by reference to
        Exhibit 10.13 to Grant Prideco, Inc.'s Registration Statement on Form
        10, File No.1 -15423, as amended).

10.12 Supply Agreement, dated as of August 1, 2003, by and between Voest-Alpine Stahlrohr Kindberg GmbH & Co KG and Grant Prideco, Inc.

10.13   Stock Purchase Agreement, dated as of June 19, 1998, by and between
        Weatherford, Pridecomex Holding, S.A. de C.V., Tubos de Acero de Mexico
        S.A. and Tamsider S.A. de C.V. (incorporated by reference to Exhibit
        10.16 to Grant Prideco, Inc.'s Registration Statement on Form 10, File
        No. 1-15423, as amended).

10.14 Master Technology License Agreement, dated as of June 19, 1998, by and between Grant Prideco, Inc. and DST Distributors of Steel Tubes Limited
        (incorporated by reference to Exhibit 10.17 to Grant Prideco, Inc.'s
        Registration Statement on Form 10, File No. 1-15423, as amended).

10.15 Agreement, dated as of November 12, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST Distributors of Steel Tubes
        Limited, Techint Engineering Company, Weatherford, Grand Prideco,
        Pridecomex Holding, S.A. de C.V. and Grant Prideco, S.A. de C.V.
        (incorporated by reference to Exhibit 10.18 to Grant Prideco, Inc.'s
        Registration Statement on Form 10, File No. 1-15423, as amended).

10.16 Agreement, dated as of December 1, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., Weatherford and Pridecomex Holdings,
        S.A. de C.V. (incorporated by reference to Exhibit 10.19 to Grant
        Prideco, Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

10.17*  Nonqualified Deferred Compensation Plan.

21.1    Subsidiaries of Registrant.

23.1    Consent of Ernst & Young LLP.

31.1    Certification of Michael McShane.

31.2    Certification of Matthew D. Fitzgerald.

32.1    Section 906 Certification.

*       Designates a management or compensatory plan or arrangement.