Form 10-Q
period 2004-03-31
GRANT PRIDECO INC
filed 2004-05-10
CIK 1097313

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

         Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           TITLE OF EACH CLASS                   OUTSTANDING AT MAY 3, 2004
           -------------------                   --------------------------
 Common Stock, par value $0.01 per share                  122,204,189

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GRANT PRIDECO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                        2004            2003
                                                     ----------      ----------
Revenues .......................................     $  229,797      $  190,482
Costs and Expenses:
  Cost of sales ................................        145,266         130,978
  Sales and marketing ..........................         29,261          22,523
  General and administrative ...................         20,061          16,876
  Research and engineering .....................          5,349           3,738
  Other charges ................................          2,734              --
                                                     ----------      ----------
                                                        202,671         174,115
                                                     ----------      ----------
Operating Income ...............................         27,126          16,367
Interest Expense ...............................        (10,495)        (11,008)
Equity Income in Unconsolidated Affiliates .....            194             634
Other Income, Net ..............................          2,027           1,170
                                                     ----------      ----------
Income Before Income Taxes .....................         18,852           7,163
Income Tax Expense .............................         (6,919)         (2,471)
                                                     ----------      ----------
Net Income Before Minority Interests ...........         11,933           4,692
Minority Interests .............................         (1,260)           (658)
                                                     ----------      ----------
Net Income .....................................     $   10,673      $    4,034
                                                     ==========      ==========

Net Income Per Share:
  Basic ........................................     $     0.09      $     0.03
  Diluted ......................................           0.09            0.03

Weighted Average Shares Outstanding:
  Basic ........................................        122,044         121,377
  Diluted ......................................        124,262         122,977

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               GRANT PRIDECO, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)

                                                                          MARCH 31,       DECEMBER 31,
                                                                            2004              2003
                                                                        ------------      ------------
                                                                         (UNAUDITED)
                                     ASSETS
Current Assets:
  Cash ............................................................     $     18,258      $     19,230
  Restricted cash .................................................            2,498               283
  Accounts receivable, net of allowance for uncollectible accounts of $3,962 and $3,539 at March 31, 2004 and December 31, 2003,
  respectively.....................................................          220,712           212,285
  Inventories .....................................................          240,592           231,994
  Current deferred tax assets .....................................           29,129            30,283
  Prepaid expenses ................................................           15,874            12,924
  Other current assets ............................................            5,051             3,864
                                                                        ------------      ------------
                                                                             532,114           510,863
Property, Plant, and Equipment, Net ...............................          244,296           251,236
Goodwill ..........................................................          396,934           396,944
Intangible Assets, Net ............................................           35,228            36,250
Investments In and Advances to Unconsolidated Affiliates ..........           49,906            47,786
Other Assets ......................................................           17,501            18,982
                                                                        ------------      ------------
                                                                        $  1,275,979      $  1,262,061
                                                                        ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings and current portion of long-term debt .....     $     12,963      $     11,073
  Accounts payable ................................................           80,388            74,408
  Current deferred tax liabilities ................................            3,806             3,763
  Accrued labor and benefits ......................................           27,635            30,406
  Federal income taxes payable ....................................           13,955            14,401
  Other accrued liabilities .......................................           44,835            32,204
                                                                        ------------      ------------
                                                                             183,582           166,255
Long-Term Debt ....................................................          410,684           426,853
Deferred Tax Liabilities ..........................................           26,480            26,965
Other Long-Term Liabilities .......................................           17,779            23,843
Commitments and Contingencies .....................................               --                --
Minority Interests ................................................           13,291            12,031
Stockholders' Equity:
Preferred stock, $0.01 par value ..................................               --                --
Common stock, $0.01 par value .....................................            1,218             1,212
  Capital in excess of par value ..................................          488,917           482,122
  Treasury stock, at cost .........................................           (7,572)           (6,692)
  Retained earnings ...............................................          147,696           137,023
  Deferred compensation obligation ................................           10,125             9,366
  Accumulated other comprehensive loss ............................          (16,221)          (16,917)
                                                                        ------------      ------------
                                                                             624,163           606,114
                                                                        ------------      ------------
                                                                        $  1,275,979      $  1,262,061
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

                               GRANT PRIDECO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ----------------------
                                                                          2004          2003
                                                                        --------      --------
Cash Flows From Operating Activities:
  Net income ......................................................     $ 10,673      $  4,034
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sale of businesses, net .............................         (774)       (1,305)
      (Gain)/Loss on sale of fixed assets .........................       (2,098)          253
      Depreciation and amortization ...............................       10,809        10,926
      Non-cash portion of other charges ...........................          641            --
      Deferred income tax .........................................        2,848         2,544
      Deferred compensation expense ...............................        1,552         1,379
      Minority interests in consolidated subsidiaries .............        1,260           658
      Equity income in unconsolidated affiliates, net of dividends          (194)         (634)
      Change in operating assets and liabilities, net of effects of businesses acquired:
          Accounts receivable, net ................................       (9,072)        7,868
          Inventories .............................................       (8,699)       (3,145)
          Other current assets ....................................       (2,665)       14,549
          Other assets ............................................        1,160         1,295
          Accounts payable ........................................        6,512        (3,478)
          Other accrued liabilities ...............................        5,188         8,591
          Other, net ..............................................         (922)       (4,294)
                                                                        --------      --------
             Net cash provided by operating activities ............       16,219        39,241
Cash Flows From Investing Activities:
  Acquisition of businesses, net of cash acquired .................           --        (6,980)
  Proceeds from sale of businesses, net of cash disposed ..........        2,180        11,000
  Investments in and advances to unconsolidated affiliates ........         (193)       (1,293)
  Capital expenditures for property, plant, and equipment .........       (6,291)      (10,490)
  Proceeds from sale of fixed assets ..............................        2,516            46
                                                                        --------      --------
            Net cash used in investing activities .................       (1,788)       (7,717)
Cash Flows From Financing Activities:
  Repayments on debt, net .........................................      (17,853)      (31,102)
  Purchases of treasury stock .....................................       (1,005)         (807)
  Proceeds from stock option exercises ............................        3,379           130
                                                                        --------      --------
            Net cash used in financing activities .................      (15,479)      (31,779)
Effect of Exchange Rate Changes on Cash ...........................           76            88
                                                                        --------      --------
Net Decrease in Cash ..............................................         (972)         (167)
Cash at Beginning of Year .........................................       19,230        21,878
                                                                        --------      --------
Cash at End of Period .............................................     $ 18,258      $ 21,711
                                                                        ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               GRANT PRIDECO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

  Basis of Presentation

      The accompanying consolidated financial statements of Grant Prideco, Inc. (the "Company" or "Grant Prideco") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions between Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      The Annual Report on Form 10-K for the year ended December 31, 2003 includes disclosures related to significant accounting policies including revenue recognition, inventory valuation, business combinations, impairment of long-lived assets, goodwill and intangible assets, deferred tax asset valuation, estimates related to contingent liabilities and future claims, and pension liabilities.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include reserves for inventory obsolescence, restructuring, self-insurance, valuation of goodwill and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities, and purchase accounting allocations. Actual results could differ from those estimates.

      Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2004 classifications and are of a normal recurring nature. These reclassifications have no impact on net income.

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

      Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the Company's incentive compensation plans, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                        2004           2003
                                                                     ----------     ----------
                                                                           (IN THOUSANDS)
        Net Income as Reported .................................     $   10,673     $    4,034
           Add:  Stock-based employee compensation expense
             included in reported net income, net of related tax
             effects ...........................................            914            545
           Deduct:  Total stock-based employee compensation
             expense determined under the fair value method for
             all awards, net of related tax effects ............         (2,354)        (4,460)
                                                                     ----------     ----------
        Pro Forma Net Income ...................................     $    9,233     $      119
                                                                     ==========     ==========
        Net Income Per Share:
            Basic as reported ..................................     $     0.09     $     0.03
                                                                     ==========     ==========
            Basic pro forma ....................................     $     0.08     $     0.00
                                                                     ==========     ==========
            Diluted as reported ................................     $     0.09     $     0.03
                                                                     ==========     ==========
            Diluted pro forma ..................................     $     0.07     $     0.00
                                                                     ==========     ==========

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

3. COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 ---------------------
                                                                   2004         2003
                                                                 --------     --------
                                                                     (IN THOUSANDS)
                 Net Income ................................     $ 10,673     $  4,034
                    Foreign currency translation adjustments          696       (4,272)
                                                                 --------     --------
                 Total Comprehensive Income (Loss) .........     $ 11,369     $   (238)
                                                                 ========     ========

4. INVENTORIES

      Inventories by category are as follows:

                                                            MARCH 31,  DECEMBER 31,
                                                              2004         2003
                                                            --------     --------
                                                                (IN THOUSANDS)
                 Raw Materials, Components and Supplies     $102,920     $ 96,528
                 Work in Process ......................       39,049       36,889
                 Finished Goods .......................       98,623       98,577
                                                            --------     --------
                   Total ..............................     $240,592     $231,994
                                                            ========     ========

5. PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment, net consisted of the following:

                                                      MARCH 31,     DECEMBER 31,
                                                        2004            2003
                                                     ----------      ----------
                                                          (IN THOUSANDS)
                 Land ..........................     $   22,424      $   22,715
                 Buildings and Improvements ....         85,691          85,322
                 Machinery and Equipment .......        255,900         255,788
                 Furniture and Fixtures ........         28,110          23,479
                 Construction in Progress ......         17,081          19,856
                                                     ----------      ----------
                                                        409,206         407,160
                 Less:  Accumulated Depreciation       (164,910)       (155,924)
                                                     ----------      ----------
                   Net .........................     $  244,296      $  251,236
                                                     ==========      ==========

6. OTHER CHARGES

   2004 Charges

      In the first quarter of 2004, the Company incurred $2.7 million of pre-tax charges, $1.7 million net of tax. These charges include $1.8 million due to lease termination, severance and other exit costs related to the Drilling Products rationalization program and $0.9 million of severance costs related to the Tubular Technology and Services organizational restructuring. These charges are summarized in the following chart (in thousands):

                                                     DRILLING       TUBULAR
                                                     PRODUCTS      TECHNOLOGY                                   LIABILITY
                                                       AND            AND            TOTAL                        BALANCE
                                                     SERVICES       SERVICES        CHARGES       UTILIZED        3/31/04
                                                    ----------     ----------     ----------     ----------     ----------
     Drilling Products Rationalization Program:
       Lease termination costs (a) ............     $    1,407     $       --     $    1,407     $       --     $    1,407
       Severance costs (b) ....................            170             --            170             --            170
       Other exit costs (c) ...................            239             --            239            239             --
                                                    ----------     ----------     ----------     ----------     ----------
                                                         1,816             --          1,816            239          1,577
     Severance Costs (d) ......................             --            918            918            641            277
                                                    ----------     ----------     ----------     ----------     ----------
       Total ..................................     $    1,816     $      918     $    2,734     $      880     $    1,854
                                                    ==========     ==========     ==========     ==========     ==========

      (a) The lease termination costs of $1.4 million relate to expected lease costs over the next 7 years relating to an operating lease for equipment located at the Company's Canadian facility. Due to the downsizing of the Company's Canadian operations, this equipment will no longer be utilized. This amount was included in Other Current Liabilities in the accompanying Consolidated Balance Sheets.

      (b) Severance costs of $0.2 million relate to employees that were terminated in connection with the downsizing of the Canadian operations. These costs, which were included in Other Current Liabilities in the accompanying Consolidated Balance Sheets, relate to 71 employees and will be paid in April 2004.

      (c) Other exit costs of $0.2 million are associated with the downsizing of the Canadian operations and the closing of the Company's manufacturing facility.

      (d) Severance costs of $0.9 million relate to the organizational restructuring of the Company's Tubular Technology and Services segment. The remaining balance of $0.3 million will be paid in April 2004.

2000 Charges

      The Company recorded certain charges in 2000 totaling $7.9 million that related to a litigation accrual, a contingent liability accrual, and other accrued liabilities. The remaining liability at December 31, 2003 of $0.7 million was paid in the first quarter of 2004.

7. NET INCOME PER SHARE

      Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. The computation of diluted earnings per share for the three months ended March 31, 2004 and 2003 did not include options to purchase 3.9 million and 5.4 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period.

8. SENIOR CREDIT FACILITY

      As of March 31, 2004, the Company had outstanding borrowings of $41.1 million under its $240 million Senior Credit Facility (Senior Credit Facility), which related to the term loan portion of the Senior Credit Facility. Additionally, the Company had $5.8 million of revolver availability reserved to support outstanding letters of credit. Net borrowing availability was $151.3 million as of March 31, 2004. Borrowings under the revolver portion of the Senior Credit Facility are recorded as "Long-Term Debt" in the accompanying Consolidated Balance Sheets, as the Company has the intent and ability under the credit agreements to maintain these obligations for longer than one year.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

      The carrying amount of goodwill by reporting unit is as follows:

                                                                           TUBULAR
                                            DRILLING                      TECHNOLOGY
                                            PRODUCTS                         AND
                                          AND SERVICES     DRILL BITS      SERVICES         OTHER            TOTAL
                                           ----------      ----------     ----------      ----------      ----------
                                                                        (IN THOUSANDS)
     Balance at December 31, 2002 ....     $  125,199      $  155,983     $  111,367      $    1,534      $  394,083
     Acquisitions ....................             --           5,823          3,047              --           8,870
     Dispositions ....................             --              --         (6,443)         (1,534)         (7,977)
     Translation and Other Adjustments          4,259             509         (2,800)          2,500           4,468
     Impairment Loss .................             --              --             --          (2,500)         (2,500)
                                           ----------      ----------     ----------      ----------      ----------
     Balance at December 31, 2003 ....     $  129,458      $  162,315     $  105,171      $       --      $  396,944
     Translation and Other Adjustments            (29)             19             --              --             (10)
                                           ----------      ----------     ----------      ----------      ----------
     Balance at March 31, 2004 .......     $  129,429      $  162,334     $  105,171      $       --      $  396,934
                                           ==========      ==========     ==========      ==========      ==========

      Intangible assets of $35.2 million and $36.3 million, net of accumulated amortization of $8.4 million and $7.3 million, as of March 31, 2004 and December 31, 2003, respectively, are recorded at cost and are amortized on a straight-line basis. The Company's intangible assets primarily consist of patents, covenants not to compete, technology licenses, trademarks, and customer relationships that are amortized over the definitive terms of the related agreement or the Company's estimate of their useful lives if there are no definitive terms. The following table shows the Company's intangible assets by asset category:

                                                MARCH 31, 2004                                DECEMBER 31, 2003
                                 -------------------------------------------    -------------------------------------------
                                    GROSS        ACCUMULATED          NET          GROSS        ACCUMULATED         NET
                                 INTANGIBLES     AMORTIZATION    INTANGIBLES    INTANGIBLES     AMORTIZATION     INTANGIBLES
                                  ----------      ----------      ----------     ----------      ----------      ----------
                                                                       (IN THOUSANDS)
     Patents ................     $   33,144      $   (3,544)     $   29,600     $   33,160      $   (2,877)     $   30,283
     Technology Licenses ....          1,378            (404)            974          1,288            (373)            915
     Customer Relationships .          3,300            (209)          3,091          3,300            (167)          3,133
     Trademarks .............          1,610            (522)          1,088          1,610            (424)          1,186
     Covenants Not to Compete          4,150          (3,675)            475          4,150          (3,417)            733
                                  ----------      ----------      ----------     ----------      ----------      ----------
                                  $   43,582      $   (8,354)     $   35,228     $   43,508      $   (7,258)     $   36,250
                                  ==========      ==========      ==========     ==========      ==========      ==========

      Amortization expense related to intangible assets for the three months ended March 31, 2004 and 2003 was $1.1 million and $1.0 million, respectively, and is recorded in General and Administrative and Research and Engineering expenses in the Consolidated Statements of Operations. Amortization expense related to existing intangible assets for the remainder of 2004 is estimated to be $3.0 million and for each of the years 2005 through 2009 is estimated to be approximately $3.4 million, $3.4 million, $2.7 million, $2.3 million, and $2.3 million, respectively.

10. RESTRICTED CASH

      At March 31, 2004, the Company had $2.5 million of restricted cash. The restricted cash relates to the Company's 60% interest in Tianjin Pipe Company
(TPCO) and is subject to dividend and distribution restrictions.

11. SEGMENT INFORMATION

   BUSINESS SEGMENTS

      The Company now operates through three primary business segments: Drilling Products and Services, Drill Bits and Tubular Technology and Services. In the first quarter of 2004, the Company announced an organizational restructuring which combined the Tubular Technology and Services segment and the Marine Products and Services segment into one unit managed by one chief operating decision maker. As these operations have similar economic characteristics, they have also been combined for segment reporting purposes. The former Marine Products and Services segment has been aggregated and is now reflected in the Tubular Technology and Services segment. Prior periods have been restated for current year presentation.

      The Company's Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The Drill Bits segment designs, manufactures, and distributes fixed-cutter and roller-cone drill bits. The Company's Tubular Technology and Services segment designs, manufactures, and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company also has an Other segment that prior to the first quarter of 2003 included our industrial drill pipe operations and our construction casing and water well operations. The Company exited the industrial drill pipe business in the second quarter of 2003 and the construction casing and water well business in the first quarter of 2003. This segment now only includes the remaining industrial product inventories and operations from three of the Company's technology joint ventures, of which one of the joint ventures was sold in the first quarter of 2004. See Note 13 for further discussion on dispositions.

                                             DRILLING                       TUBULAR
                                             PRODUCTS                     TECHNOLOGY
                                                AND                          AND
THREE MONTHS ENDED:                          SERVICES      DRILL BITS      SERVICES         OTHER        CORPORATE         TOTAL
                                            ----------     ----------     ----------     ----------      ----------      ----------
                                                                               (IN THOUSANDS)
 MARCH 31, 2004
   Revenues from Unaffiliated Customers     $   85,222     $   79,258     $   64,430     $      887      $       --      $  229,797
   Operating Income (Loss) ............         12,743         19,253          2,796         (1,179)         (6,487)         27,126

 MARCH 31, 2003
   Revenues from Unaffiliated Customers     $   64,597     $   53,254     $   67,467     $    5,164      $       --      $  190,482
   Operating Income (Loss) ............          7,995          9,952          3,255           (545)         (4,290)         16,367

12.  RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46) was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to variable interest entities, which are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The Interpretation is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which the Company obtains an interest after that date. In December 2003, the FASB issued a revision to FIN No. 46, (FIN No. 46R), to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of this revised interpretation. Otherwise, application of FIN No. 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company is not a primary beneficiary of a variable interest entity (VIE) nor does it hold any significant interests or involvement in a VIE. The adoption of this interpretation did not have a material effect on the Company's results of operations or financial position.

13.  DISPOSITIONS

      On March 4, 2004, the Company sold its Plexus Ocean Systems (POS) rental wellhead business for $1.3 million in net cash. The POS operations were included in the Company's Other segment. The Company recognized a pre-tax loss of $0.1 million on the sale, which is recorded in the Consolidated Statement of Operations in "Other Income, Net". Revenue related to POS included in the Other segment's results for the three months ended March 31, 2004 and 2003 was $0.2 million and $0.1 million, respectively. Operating loss related to POS for the three months ended March 31, 2004 and 2003 was $0 million and $0.2 million, respectively.

      On September 2, 2003, the Company sold Rotator AS (Rotator) for $14.3 million in cash, which included a post-closing working capital adjustment of $0.8 million that was recorded in the first quarter of 2004 in the Consolidated Statement of Operations in "Other Income, Net". Revenue and operating income related to Rotator included in the Tubular Technology Services segment's results for the three months ended March 31, 2003 were $3.4 million and $0.3 million, respectively.

      On March 25, 2003, the Company sold Star Iron Works, Inc. (Star), a manufacturer of drilling tools for the water well, construction, and utility boring industries, for $11.0 million in cash and a note valued at approximately $0.9 million. The gain recognized on the sale of Star was $1.3 million, $0.8 million net of tax, and is recorded in the Consolidated Statements of Operations in "Other Income, Net". Revenue and operating income related to Star included in the Other segment's results for the three months ended March 31, 2003 were $3.6 million and $0.1 million, respectively.

14. PENSION PLANS

U.S. Pension Plan

      The following table shows the components of Net Periodic Benefit Cost for the Company's Reed Hourly Pension Plan:

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                       ----------------
                                                                        2004       2003
                                                                       ------     -----
                                                                        (IN THOUSANDS)
        Service Cost .............................................     $   96     $   --
        Interest Cost ............................................        214         --
        Expected Return on Plan Assets ...........................       (141)        --
        Amortization of Initial Net Obligation ...................         --         --
        Amortization of Prior Service Cost .......................         --         --
        Amortization of Net Actuarial Gain .......................         --         --
        Administration Expenses ..................................         13         --
        Settlements, Curtailment, and Special Termination Benefits         --         --
                                                                       ------     ------
          Net Periodic Benefit Cost ..............................     $  182     $   --
                                                                       ======     ======

      There was no pension expense recorded in the first quarter of 2003 related to the Reed Hourly Pension Plan. Minimum funding requirements related to the Reed Hourly Pension Plan is expected to be approximately $0.5 million during 2004.

  Non-U.S. Pension Plan

      There was no pension expense recorded in the first quarter of 2004 or 2003 related to the UK Hycalog Retirement Death Benefit Scheme.

15. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

      The Company's 50.01% owned joint venture, Voest-Alpine, is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. Summarized financial information for Voest-Alpine is as follows (in thousands):

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2004           2003
                                                       ----------     ----------
            Net Sales ............................     $   63,092     $   58,034
                                                       ----------     ----------
            Gross Profit .........................          5,044          8,753
                                                       ----------     ----------
            Net Income ...........................     $      849     $    3,053
                                                       ==========     ==========
            Company's Equity Income ..............     $      522     $    1,808
                                                       ==========     ==========
            Dividends Received ...................     $       --     $       --
                                                       ==========     ==========

      The Company's equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on Voest-Alpine sales to the Company.

16. PREFERRED SUPPLIER CREDIT AGREEMENT

      In April 2000, Weatherford spun off Grant Prideco to its stockholders as an independent, publicly traded company (the "Distribution"). In connection with the initial capitalization of the Company, and in consideration of amounts due from the Company to Weatherford at the time of the Distribution, the Company entered into a preferred supplier agreement with Weatherford. Pursuant to this agreement Weatherford agreed for at least a three-year period from the Distribution date to purchase a minimum of 70% of its requirements of certain products from the Company; and the Company agreed to a $30 million credit, subject to a limitation of the application of the credit to no more than 20% of any purchase. In April 2003, the agreement was extended for two additional years and the unused preferred supplier credit balance was reduced by $6.6 million and was treated as a reduction in the accrued liability as a credit to other income. At March 31, 2004, the remaining credit balance of $7.3 million was classified as Other Accrued Liabilities.

17. SUBSEQUENT EVENT

      The Company sold substantially all of the assets and business of its Texas Arai division effective April 23, 2004 for approximately $20.5 million cash, subject to final working capital adjustments and standard closing requirements. Due primarily to the write-off of goodwill associated with this business, the Company estimates an after-tax loss of approximately $11.0 million associated with this sale, which will be recorded in the second quarter of 2004.

     The accompanying Consolidated Balance Sheets include the following assets and liabilities to be sold related to Texas Arai:

                                             March 31,            December 31,
                                               2004                   2003
                                             --------             ------------
                                                    (In thousands)
Account Receivable........................   $  4,654             $      4,116
Inventories...............................     13,279                   13,654
                                             --------             ------------
   Total Current Assets...................     17,933                   17,770
Property, Plant, and Equipment, Net.......      7,778                    8,287
Goodwill..................................      8,038                    8,038
                                             --------             ------------
   Total Assets...........................     33,749                   34,095

Accounts Payable..........................      2,854                    3,750
Other Current Liabilities.................        249                      102
                                             --------             ------------
   Total Current Liabilities..............      3,103                    3,852

18. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

      The following unaudited condensed consolidating balance sheet as of March 31, 2004, condensed consolidating statements of operations for the three months ended March 31, 2004 and 2003 and condensed consolidating statements of cash flows for the three months ended March 31, 2004 and 2003 are provided for the Company's domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company's obligations to pay principal and interest under the 9% and 9 5/8% Senior Notes are guaranteed on a joint and several basis by all of the Company's domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2004
                                 (IN THOUSANDS)

                                                                                   NON-
                                                  PARENT        GUARANTORS      GUARANTORS     ELIMINATIONS       TOTAL
                                                ----------      ----------      ----------      ----------      ----------
Revenues ..................................     $       --      $  152,804      $   76,993      $       --      $  229,797
Costs and Expenses:
  Cost of sales ...........................             --         105,418          39,848              --         145,266
  Selling, general, and administrative ....             --          37,168          17,503              --          54,671
  Other charges ...........................             --             918           1,816              --           2,734
                                                ----------      ----------      ----------      ----------      ----------
                                                        --         143,504          59,167              --         202,671
                                                ----------      ----------      ----------      ----------      ----------
Operating Income ..........................             --           9,300          17,826              --          27,126
Interest Expense ..........................         (9,190)         (1,170)           (135)             --         (10,495)
Equity Income in Unconsolidated Affiliates              --             194              --              --             194
Other Income (Expense), Net ...............             --           4,244          (2,217)             --           2,027
Equity in Subsidiaries, Net of Taxes ......         16,408              --              --         (16,408)             --
                                                ----------      ----------      ----------      ----------      ----------
Income (Loss) Before Income Taxes .........          7,218          12,568          15,474         (16,408)         18,852
Income Tax (Provision) Benefit ............          3,455          (5,407)         (4,967)             --          (6,919)
                                                ----------      ----------      ----------      ----------      ----------
Net Income (Loss) Before Minority Interests         10,673           7,161          10,507         (16,408)         11,933
Minority Interests ........................             --              --          (1,260)             --          (1,260)
                                                ----------      ----------      ----------      ----------      ----------
Net Income (Loss) .........................     $   10,673      $    7,161      $    9,247      $  (16,408)     $   10,673
                                                ==========      ==========      ==========      ==========      ==========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)

                                                                                   NON-
                                                  PARENT        GUARANTORS      GUARANTORS     ELIMINATIONS       TOTAL

                                                ----------      ----------      ----------      ----------      ----------
Revenues ..................................     $       --      $  115,724      $   74,758      $       --      $  190,482
Costs and Expenses:
  Cost of sales ...........................             --          96,103          34,875              --         130,978
  Selling, general, and administrative ....             --          25,596          17,541              --          43,137
                                                ----------      ----------      ----------      ----------      ----------
                                                        --         121,699          52,416              --         174,115
                                                ----------      ----------      ----------      ----------      ----------
Operating Income (Loss) ...................             --          (5,975)         22,342              --          16,367
Interest Expense ..........................         (9,130)         (1,662)           (216)             --         (11,008)
Equity Income in Unconsolidated Affiliates              --             634              --              --             634
Other Income (Expense), Net ...............          1,305           2,050          (2,185)             --           1,170
Equity in Subsidiaries, Net of Taxes ......          9,159              --              --          (9,159)             --
                                                ----------      ----------      ----------      ----------      ----------
Income (Loss) Before Income Taxes .........          1,334          (4,953)         19,941          (9,159)          7,163
Income Tax (Provision) Benefit ............          2,700           2,162          (7,333)             --          (2,471)
                                                ----------      ----------      ----------      ----------      ----------
Net Income (Loss) Before Minority Interests          4,034          (2,791)         12,608          (9,159)          4,692
Minority Interests ........................             --              --            (658)             --            (658)
                                                ----------      ----------      ----------      ----------      ----------
Net Income (Loss) .........................     $    4,034      $   (2,791)     $   11,950      $   (9,159)     $    4,034
                                                ==========      ==========      ==========      ==========      ==========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2004
                                 (IN THOUSANDS)

                                                                                        NON-
                                                     PARENT         GUARANTORS       GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                                  ------------     ------------     ------------      ------------      ------------
                                     ASSETS
Current Assets:
  Cash ......................................     $         --     $      4,781     $     13,477      $         --      $     18,258
  Restricted cash ...........................               --               --            2,498                --             2,498
  Accounts receivable, net ..................               --          122,066           98,646                --           220,712
  Inventories ...............................               --          134,920          105,672                --           240,592
  Current deferred tax assets ...............               --           26,788            2,341                --            29,129
  Other current assets ......................               --           10,166           10,759                --            20,925
                                                  ------------     ------------     ------------      ------------      ------------
                                                            --          298,721          233,393                --           532,114
Property, Plant, and Equipment, Net .........               --          153,956           90,340                --           244,296
Goodwill ....................................               --          208,900          188,034                --           396,934
Investments In and Advances to
  Subsidiaries ..............................        1,009,585               --               --        (1,009,585)               --
Investments In and Advances to Unconsolidated
  Affiliates ................................               --           49,906               --                --            49,906
Other Assets ................................            7,287           27,803           17,639                --            52,729
                                                  ------------     ------------     ------------      ------------      ------------
                                                  $  1,016,872     $    739,286     $    529,406      $ (1,009,585)     $  1,275,979
                                                  ============     ============     ============      ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings and current
     portion of long-term debt ..............     $         --     $     11,105     $      1,858      $         --      $     12,963
  Accounts payable ..........................               --           45,177           35,211                --            80,388
  Current deferred tax liabilities ..........               --                3            3,803                --             3,806
  Other accrued liabilities .................           18,359           32,355           35,711                --            86,425
                                                  ------------     ------------     ------------      ------------      ------------
                                                        18,359           88,640           76,583                --           183,582
Long-Term Debt ..............................          374,350           34,298            2,036                --           410,684
Deferred Tax Liabilities ....................               --            6,062           20,418                --            26,480
Other Long-Term Liabilities .................               --            9,719            8,060                --            17,779
Commitments and Contingencies ...............               --               --               --                --                --
Minority Interests ..........................               --               --           13,291                --            13,291
Stockholders' Equity ........................          624,163          600,567          409,018        (1,009,585)          624,163
                                                  ------------     ------------     ------------      ------------      ------------
                                                  $  1,016,872     $    739,286     $    529,406      $ (1,009,585)     $  1,275,979
                                                  ============     ============     ============      ============      ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2004
                                 (IN THOUSANDS)

                                                                                             NON-
                                                                PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                                ------      ----------    ----------   ------------  ------------
Cash Flows From Operating Activities:
     Net cash (used in) provided by operating activities .     $ (2,374)     $ 17,836      $    757      $      --     $ 16,219
Cash Flows From Investing Activities:
  Proceeds from sale of business .........................           --         1,349           831             --        2,180
  Investments in and advances to unconsolidated affiliates           --          (193)           --             --         (193)
  Capital expenditures for property, plant & equipment ...           --        (1,565)       (4,726)            --       (6,291)
  Other, net .............................................           --         2,481            35             --        2,516
                                                               --------      --------      --------      ---------     --------
     Net cash provided by (used in) investing activities .           --         2,072        (3,860)            --       (1,788)
Cash Flows From Financing Activities:
  Repayments on debt, net ................................           --       (17,747)         (106)            --      (17,853)
  Purchases of treasury stock ............................       (1,005)           --            --             --       (1,005)
  Proceeds from stock option exercises ...................        3,379            --            --             --        3,379
                                                               --------      --------      --------      ---------     --------
     Net cash provided by (used in) financing activities .        2,374       (17,747)         (106)            --      (15,479)
Effect of Exchange Rate Changes on Cash ..................           --            --            76             --           76
                                                               --------      --------      --------      ---------     --------
Net Increase (Decrease) in Cash ..........................           --         2,161        (3,133)            --         (972)
Cash at Beginning of Year ................................           --         2,620        16,610             --       19,230
                                                               --------      --------      --------      ---------     --------
Cash at End of the Period ................................     $     --      $  4,781      $ 13,477      $      --     $ 18,258
                                                               ========      ========      ========      =========     ========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)

                                                                                             NON-
                                                                PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                                ------      ----------    ----------   ------------- ------------
Cash Flows From Operating Activities:
     Net cash (used in) provided by operating activities .     $ (7,211)     $ 35,134      $ 11,318      $      --     $ 39,241
Cash Flows From Investing Activities:
  Acquisition of businesses, net of cash acquired ........       (1,819)           --        (5,161)            --       (6,980)
  Proceeds from sale of business .........................       11,000            --            --             --       11,000
  Investments in and advances to unconsolidated affiliates       (1,293)           --            --             --       (1,293)
  Capital expenditures for property, plant & equipment ...           --        (7,682)       (2,808)            --      (10,490)
  Other, net .............................................           --            43             3             --           46
                                                               --------      --------      --------      ---------     --------
     Net cash provided by (used in) investing activities .        7,888        (7,639)       (7,966)            --       (7,717)
Cash Flows From Financing Activities:
  Repayments on debt, net ................................           --       (29,055)       (2,047)            --      (31,102)
  Purchases of treasury stock ............................         (807)           --            --             --         (807)
  Proceeds from stock option exercises ...................          130            --            --             --          130
                                                               --------      --------      --------      ---------     --------
     Net cash used in financing activities ...............         (677)      (29,055)       (2,047)            --      (31,779)
Effect of Exchange Rate Changes on Cash ..................           --            --            88             --           88
                                                               --------      --------      --------      ---------     --------
Net (Decrease) Increase in Cash ..........................           --        (1,560)        1,393             --         (167)
Cash at Beginning of Year ................................           --         2,690        19,188             --       21,878
                                                               --------      --------      --------      ---------     --------
Cash at End of the Period ................................     $     --      $  1,130      $ 20,581      $      --     $ 21,711
                                                               ========      ========      ========      =========     ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is intended to assist you in understanding our financial condition as of March 31, 2004, and our results of operations for the three months ended March 31, 2004 and 2003. This discussion should be read with our financial statements and their notes included elsewhere in this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

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

GENERAL

      We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. We operate primarily through three business segments: (1) Drilling Products and Services,
(2) Drill Bits, and (3) Tubular Technology and Services. In the first quarter of 2004, the Company announced an organizational restructuring that resulted in the former Marine Products and Services businesses now being reflected in the Tubular Technology and Services segment. Prior periods have been restated for comparability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In our annual report on Form 10-K for the year ended December 31, 2003, we identified our most critical accounting policies upon which our financial condition depends as those relating to revenue recognition and accounts receivable valuation, inventory valuation, business combinations, impairment of long-lived assets, goodwill and intangible assets, valuation allowance for deferred tax assets, estimates related to contingent liabilities and future claims, and pension liabilities.

EXITED PRODUCT LINES

      During the first quarter of 2003, we made a strategic decision to exit the manufacture and sale of industrial drilling products and oil and gas tubing product lines. Pursuant to this decision, we sold our Star Iron Works, Inc.
(Star) subsidiary, shut-down operations at our Bryan, Texas facility, and we are in the process of liquidating our remaining inventory. As a result of this decision, we recognized a $1.3 million pre-tax, $0.8 million after tax, gain on the sale of our Star operation during the first quarter of 2003. During the third quarter of 2003, we sold our Rotator control value business for $14.3 million in cash, which included a working capital adjustment of $0.8 million in the first quarter of 2004 recorded in "Other Income, Net" in the accompanying Statements of Operations. Additionally, in March 2004 we sold our Plexus Ocean Systems (POS) business for $1.3 million in net cash and recorded a pre-tax loss on the sale of approximately $0.1 million.

      Additionally, we sold substantially all of the assets and business of Texas Arai, Inc., our API coupling business, effective April 23, 2004, for approximately $20.5 million cash, subject to final working capital adjustments and standard closing requirements. This sale reflects our continuing efforts to improve long-term profitability by focusing on our premium product lines within the Tubular Technology and Services segment. Due primarily to the write-off of goodwill associated with this business, we estimate an after-tax loss of approximately $11.0 million associated with this sale, which will be recorded in the second quarter of 2004.

MARKET TRENDS AND OUTLOOK

      Our business is materially dependent on the level of oil and gas drilling activity worldwide, which, in turn, depends on the level of capital spending by major, independent, and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. All of our business segments generally track the level of domestic and international drilling activity, however their revenues, cash flows, and profitability follow the rig count at different stages within the market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count until customers no longer have sufficient inventory to sustain current and near-term expected future activity. Drill bit demand and our Drill Bits segment's earnings and cash flows have closely tracked the worldwide rig count. Results from our premium connections and accessories product lines in our Tubular Technology and Services segment predominately follow changes in North American offshore drilling, deep drilling, and natural gas drilling rig counts; but short-term demand is also affected by inventories held by oil country tubular goods (OCTG) distributors. Demand for other product lines in this segment can also follow the level of worldwide offshore drilling activity.

      For the periods below, the revenues, profitability, and cash flows from each of our business segments have been impacted by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

                                                THREE MONTHS ENDED
                                ----------------------------------------------------
                                MARCH 31, 2004    DECEMBER 31, 2003   MARCH 31, 2003
                                --------------    -----------------   --------------
WTI Oil(a)
  Average .................         $   35.33         $   31.18         $   33.96
  Ending ..................             35.76             32.52             31.04
Henry Hub Gas(b)
  Average .................         $    5.62         $    5.09         $    6.38
  Ending ..................              5.65              5.80              5.01
North American Rig Count(c)
  Average .................             1,647             1,517             1,394
  Ending ..................             1,598             1,531             1,390
International Rig Count(c)
  Average .................               797               791               744
  Ending ..................               799               803               747

----------

      (a)   Price per barrel of West Texas Intermediate (WTI) crude. Source:
            U.S. Energy Information Administration.

      (b)   Price per MMBtu. Source: U.S. Energy Information Administration.

      (c) Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).

FUTURE MARKET TRENDS AND EXPECTATIONS

      Looking forward, we anticipate that our 2004 results will be based on the level of drilling activity and our customers' views regarding the sustainability of that activity. These perceptions, in turn, will depend on their views regarding the sustainability of oil and natural gas prices. Commodity prices have been particularly strong during the first few months of 2004, and this has resulted in increased drilling activity. This activity contributed to the increase in our March 31, 2004 backlog to $176.3 million, which is a 65% increase over the backlog at this time last year, and it is the highest company backlog level since November 2001. We expect this higher activity and backlog to result in strong revenues from our Drill Bits and Drilling Products segments in the second half of the year. However, we anticipate slight declines from these segments during the second quarter of 2004 due to seasonal declines in Canada relating to the spring break-up. Unfortunately, higher overall activity levels have not translated into the level of increased demand historically experienced by our Tubular Technology and Services segment due to its strong leverage to the Gulf of Mexico rig count, which has declined despite the overall increase in the U.S. rig count.

      Our future results also could be affected by recent changes in steel prices, which have significantly increased since the end of 2003, caused primarily by increases in the prices paid by our suppliers for scrap and coke utilized in their operations. As a result, our costs for tubulars utilized to manufacture tool joints, drill collars, and heavy weight drill pipe have increased. In addition, rising steel costs could offset some of the anticipated benefits from our vertical integration in China. Our partner in our Austrian joint venture also is seeking to renegotiate its supply contract for billets to our Voest-Alpine affiliate. Although we intend to increase the prices that we charge to our customers to pass along any cost increases borne by us as a result of these recent changes in steel prices, there is no assurance that we will be able to successfully accomplish this in all regions in which we operate. To the extent we are unable to do so, our results of operations would be adversely affected.

      When forecasting our operations for the balance of 2004, we relied on various assumptions including little improvement in drilling activity from current levels and only gradual improvement in drill pipe demand. As a result, we have forecasted that we would again sell less drill pipe than consumed by our customer base in 2004 as they continue to draw down their inventories of these items; we now believe the draw from inventory will be smaller than in 2003. We have also forecasted productivity improvements resulting from our manufacturing rationalization project being executed in early 2004 and cost reductions from consolidating our Marine Products and Services segment into our Tubular Technology and Services segment. These improvements will be partially offset by increased expenses from inflation and the strengthened Euro. Using these assumptions, we expect to earn between $0.38 and $0.42 per share during 2004 (before the expected loss on sale of Texas Arai, and severance and similar costs expected to be incurred during the second quarter associated with the reorganization and consolidation of our Marine Products and Services and Tubular Technology and Services segments, which have not yet been determined by the Company).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

      The following table summarizes the results of the Company (in thousands):

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                   2004               2003
                                                   ----               ----
Revenues:
  Drilling Products and Services....        $     85,222       $    64,597
  Drill Bits........................              79,258            53,254
  Tubular Technology and Services...              64,430            67,467
  Other.............................                 887             5,164
                                            ------------       -----------
       Total Revenues...............             229,797           190,482
Operating Income (Loss):
  Drilling Products and Services....              12,743(a)          7,995
  Drill Bits........................              19,253             9,952(c)
  Tubular Technology and Services...               2,796(b)          3,255
  Other.............................              (1,179)             (545)
  Corporate.........................              (6,487)           (4,290)
                                            ------------       -----------
       Total Operating Income.......              27,126            16,367


----------

      (a) Includes other charges of $1.8 million related to the Drilling Products rationalization program, which includes lease termination, severance and other exit costs.

      (b) Includes other charges of $0.9 million related to severance due to the Tubular Technology and Services organizational restructuring.

      (c) Includes transition costs of $1.5 million related to the ReedHycalog acquisition in December 2002.


      Net income was $10.7 million ($0.09 per share) on revenues of $229.8 million in the first quarter of 2004 compared to net income of $4.0 million ($0.03 per share) on revenues of $190.5 million in the first quarter of 2003. Consolidated operating income was $27.1 million in the first quarter of 2004 compared to $16.4 million in the first quarter of 2003. These increases were due to increased drill pipe sales in the Drilling Products and Services segment coupled with favorable results from new product lines in the Drill Bits segment. Consolidated operating income in the first quarter of 2004 includes other charges of $1.8 million related to exit costs associated with the Drilling Products rationalization program and $0.9 million of severance costs related to the recent Tubular Technology and Services organizational restructuring. Consolidated operating income in the first quarter of 2003 includes transition costs of $1.5 million related to ReedHycalog. Included in other income, net in the first quarter of 2004 were net gains on sales of assets of $2.8 million, which includes $2.0 million related to the Drilling Products rationalization program.

      DRILLING PRODUCTS AND SERVICES

      Our Drilling Products and Services segment revenues increased $20.6 million, or 32%, in the first quarter of 2004 compared to the same period in 2003. Operating income margins of 15% are up from 12% in last year's first quarter. These increases were due primarily to increased drill pipe sales, which were driven by a 13% improvement in drilling activity over last year's first quarter coupled with delivery of a large order of premium completion drill pipe to be used to drill the deepest and highest-pressured production well in the Gulf of Mexico.

      DRILL BITS

      Our Drill Bits revenues increased $26.0 million, or 49%, in the first quarter of 2004 compared to the same period in 2003. Operating income margins increased from 19% in last year's first quarter to 24% in the first quarter of 2004. These increases reflect strong worldwide market penetration of ReedHycalog's TReX(TM), SteeringWheel(TM) and Rotary Steerable Bit technologies, as well as revenue contributions from recently introduced TuffDuty(TM), TuffCutter(TM) and Titan(TM) roller-cone products.

      TUBULAR TECHNOLOGY AND SERVICES

      In the first quarter of 2004, we announced an organizational restructuring that resulted in the Marine Products and Services businesses now being reflected in the Tubular Technology and Services segment. Prior periods have been restated for comparability.

      Revenues for the Tubular Technology and Services segment in the first quarter of 2004 were $64.4 million compared to $67.5 million in last year's first quarter. The year-over-year decrease was primarily due to the sale of our Rotator division in the third quarter of 2003 partially offset by increased sales by our XL System's product line. Operating income of $2.8 million in the first quarter of 2004 compares to $3.3 million in last year's first quarter. Included in the first quarter of 2004 was a severance charge of $0.9 million related to the organizational restructuring, which was partially offset by improvements in our XL Systems and Atlas Bradford product lines, as well as our Texas Arai product line, which we sold in April 2004.

      OTHER OPERATIONS

      In 2003, our Other segment included our industrial drill pipe operations and our construction casing and water well operations. We exited the industrial drill pipe business in the second quarter of 2003 and the construction casing and water well business with the sale of Star in the first quarter of 2003. This segment now only includes the remaining industrial product inventories and operations from two of our technology joint ventures.

      Our Other segment revenues decreased $4.3 million, or 83%, in the first quarter of 2004 compared to the same period in 2003. Operating loss was $1.2 million in the first quarter of 2004 compared to an operating loss of $0.5 million in the first quarter of 2003. The 2004 operating loss represents losses from the Company's discontinued product lines and joint ventures.

      CORPORATE

      Corporate general and administrative expenses for the first quarter of 2004 were $6.5 million compared to $4.3 million in last year's first quarter. The increase was primarily due to higher depreciation due to the implementation of a new ERP system and higher incentive compensation costs.

      OTHER ITEMS

      Our interest expense decreased $0.5 million in the first quarter of 2004 as compared to the same period in 2003. This decrease was due to lower debt balances year-over-year.

      Other income, net increased $0.9 million in the first quarter of 2004 as compared to the same period in 2003. The increase primarily relates to gain on asset sales of $2.8 million partially offset by foreign currency losses of $0.7 million in the first quarter of 2004. Last year's first quarter also included transition costs of $1.1 million related to ReedHycalog, which we acquired in December 2002.

      Our equity income in unconsolidated affiliates was $0.2 million in the first quarter of 2004 as compared to $0.6 million in the first quarter of 2003. Equity income contributed by our investment in Voest-Alpine decreased by $1.3 million in the first quarter of 2004 and was offset by lower equity losses of $0.6 million in our Intelliserv joint venture due to the receipt of Department of Energy funding for the development of this venture.

      The effective tax rate for the first quarter of 2004 was 37% as compared to 35% for the same period in 2003. This increase in the effective tax rate was due to higher expected foreign earnings in 2004 and an increase in the effective tax rate in China.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      At March 31, 2004, we had cash of $18.3 million, working capital of $348.5 million, and unused borrowing availability of $151.3 million under our revolving credit facility, compared to cash of $19.2 million, working capital of $344.6 million, and unused borrowing availability of $122.3 million at December 31, 2003.

      The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                              ----------------------
                                                2004          2003
                                                ----          ----
Net Cash Provided by Operating Activities     $ 16,219      $ 39,241
Net Cash Used in Investing Activities ...       (1,788)       (7,717)
Net Cash Used in Financing Activities ...      (15,479)      (31,779)

OPERATING ACTIVITIES

      Net cash flows provided by operating activities decreased by $23.0 million for the three months ended March 31, 2004 compared to the same period in 2003. Cash flow before changes in operating assets and liabilities increased by $6.7 million, which was offset by a use of cash of $29.7 million related to net increases in operating assets and liabilities. These increases reflect increased working capital requirements in our Drilling Products and Services and Drill Bits segments.

INVESTING ACTIVITIES

      Net cash used in investing activities decreased by $5.9 million for the three months ended March 31, 2004 compared to the same period in 2003. This decrease primarily relates to decreased acquisition and divestiture activity in the first quarter of 2004 compared to the same period in 2003. In the first quarter of 2003, we acquired the remaining 35% interest purchase of Rotator for $5.2 million and also recorded purchase price adjustments of $1.8 million related to the ReedHycalog acquisition in December 2002. This acquisition activity was more than offset by proceeds received from the sale of Star of $11.0 million. In the first quarter of 2004, proceeds from the sale of businesses include $1.3 million related to the sale of POS and $0.8 million related to a post-closing working capital adjustment for the sale of Rotator in September 2003. Additionally, capital expenditures decreased $4.2 million and proceeds from fixed assets sales increased $2.5 million.

FINANCING ACTIVITIES

      Net cash used in financing activities decreased $16.3 million for the three months ended March 31, 2004 compared to the same period in 2003. This decrease reflects lower repayments on our debt when compared to the same period in 2003, coupled with increased proceeds from stock options exercised in the first quarter of 2004. As of March 31, 2004, there were no borrowings outstanding under the revolver portion of our Senior Credit Facility.

      Capital Expenditures

      Our capital expenditures for property, plant, and equipment totaled $6.3 million and $10.5 million for the three months ended March 31, 2004 and 2003, respectively. We currently expect to expend approximately $40 million for capital expenditures for property, plant, and equipment during 2004. Much of this spending is related to our capital improvement program to reduce operating expenditures.

      Senior Credit Facility and Other Long-Term Debt

      Our debt balances are primarily comprised of: (1) borrowings under our Senior Credit Facility, (2) our $200 million 9 5/8% Senior Notes due 2007, and
(3) our $175 million 9% Senior Notes due 2009.

      As of March 31, 2004, we had outstanding borrowings of $41.1 million under our $240 million Senior Credit Facility (Senior Credit Facility), which related to the term loan portion of the Senior Credit Facility. Additionally, we had $5.8 million of revolver availability reserved to support outstanding letters of credit. At December 31, 2003, we had outstanding borrowings of $57.2 million under the Senior Credit Facility, of which $42.9 million related to the term loan portion and $14.3 million related to the revolving credit facility. Additionally, we had $5.9 million of revolver availability reserved to support outstanding letters of credit.

      We estimate our required principal and interest payments for our outstanding debt to be approximately $47 million for the remainder of 2004. We currently expect to satisfy all capital expenditures and debt service requirements during 2004 from operating cash flows, with any shortfall utilizing existing cash balances and the revolver portion of our Senior Credit Facility.

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

      In connection with our spinoff from Weatherford in April 2000, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed for at least a three-year period from April 2000 to purchase at least 70% of its requirements for certain products from us. In return, we agreed to sell those products at prices not greater than the price that we sell to similarly situated customers, and, as partial consideration for amounts due to Weatherford at that time, we provided Weatherford a $30 million credit towards 20% of the purchase price of those products. In the second quarter of

2003, we renegotiated this contract with Weatherford, which extended this contract until March 2005 and reduced the unused preferred supplier credit balance by $6.6 million. At March 31, 2004, the remaining credit balance was $7.3 million.

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

      In modeling our earnings for all of 2004, we have made numerous assumptions regarding our operations that are more fully described in our Annual Report on Form 10-K.

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

      A DECLINE IN DOMESTIC AND WORLDWIDE OIL AND GAS DRILLING ACTIVITY WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

      Our forward-looking statements and projections of future results assume stable to moderately increasing demand for our products and services. However, our businesses are materially dependent on the level of oil and gas drilling activity in North America and worldwide, which in turn depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. Oil and gas prices have been subject to significant fluctuation in recent years in response to changes in the supply and demand for oil and gas, market uncertainty, world events, governmental actions, and a variety of additional factors that are beyond our control, including:

      - the level of North American and worldwide oil and gas exploration and production activity;

      - worldwide economic conditions, particularly economic conditions in North America;

      -     oil and gas production costs;

      -     the expected costs of developing new reserves;

      - national government political requirements and the policies of the OPEC;

      -     the price and availability of alternative fuels;

      -     environmental regulation; and

      -     tax policies.

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

      Steel prices have increased significantly since the end of 2003, caused primarily by significant increases in the prices paid by our suppliers for scrap and coke utilized in their operations. Although we have a long-term supply contract with our Voest-Alpine affiliate relating to our supply of green tubes utilized in our drill pipe operations, we do not have such supply contracts in place for our suppliers of bars and billets utilized to manufacture our tool joints, drill collars and heavyweight drill pipe. Our partner in our Austrian joint venture also is seeking to renegotiate its supply contract for billets to our Voest-Alpine affiliate. Our forward-looking statements assume that we will be able to pass on to our customers any cost increases we may experience as a result of the current shortages being experienced in the worldwide steel markets. If we are unable to, our results of operations could be materially adversely affected.

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

      In addition, we are in the process of developing new products that we intend to introduce to the market during 2004. These products include 1) large diameter premium connectors for our Tubular Technology and Services segment and
2) new drill bits. If we are unable to introduce such products as a result of delays in our development activities, such introductions not being accepted by our end-users, or delays or abandonment for other reasons, our projected results could be adversely affected.

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

      During the first quarter of 2004, we derived approximately 41% of our total revenues from our facilities outside the U.S. In addition, a large part of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the U.S., including Mexico, Austria, Italy, China, Indonesia, and Singapore. Our operations in certain international locations are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

      -     changes in foreign tax laws;

      -     changes in regulations and labor practices;

      -     currency fluctuations and devaluations;

      - currency restrictions, banking crises, and limitations on repatriation of profits; and

      -     political instability or military conflict.

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

      During the first quarter of 2004, approximately $13.5 million of our revenues were earned by our Chinese operations. As is customary in this country, it is common for our Chinese operations to settle receivables and payables through bearer bonds and notes. Recently, Chinese banks have been experiencing a shortage of currencies, which could affect our ability to fully realize these notes. At March 31, 2004, we were holding $0.8 million of such notes. To date, our Chinese operations have not experienced significant losses as a result of such practice; however, there can be no assurance that such losses could not occur in the future. Any such losses could have a materially adverse affect on our results of operations in the period in which they occur.

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

      Our management recently completed a review and assessment of our drill stem manufacturing operations that resulted in a downsizing of certain of our operations, primarily in Canada. As a result of this downsizing, we wrote-off during 2003 various equipment and assets that were no longer useful in our business and incurred approximately $1.8 million in lease termination, severance, and other exit costs during the first quarter of 2004.

      During the first quarter of 2004, we also announced the combination of our Marine Products and Services businesses into our Tubular Technology and Services segment. As a result of this combination, we incurred approximately $0.9 million in severance and related costs during the first quarter.

      During the second quarter of 2004, as part of our ongoing review of our operations to focus on our key product lines, we sold our API coupling business and expect to recognize an after-tax loss on sale of approximately $11.0 million, subject to final working capital adjustments and standard closing requirements that have not yet been determined.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On January 1, 2004, the Company sold without registration under the Securities Act of 1933 or exemption from registration 90,786 shares of common stock for $10.22 per share pursuant to the Company's Employee Stock Purchase Plan (ESPP). As such, the shares are subject to rescission by the employees or subsequent purchases for a period of twelve months at a maximum aggregate total rescission price of $927,833. Future shares issued under the ESPP will be registered on Form S-8.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

INTEREST RATES

      Currently, we have variable interest rate debts totaling approximately $42.4 million. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rates were to increase by 1% from March 2004 levels, our combined interest expense would increase by approximately $0.4 million annually.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter ended March 31, 2004. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended March 31, 2004, to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

      There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits -

            31.1  Certification of Michael McShane

            31.2  Certification of Matthew D. Fitzgerald

            32.1  Section 906 Certification

      (b) Reports filed on Form 8-K during the three months ended March 31, 2004 -

            1. Report on Form 8-K, dated February 5, 2004, filing the Company's presentation to investors at the CSFB Energy Summit 2004.

            2. Report on Form 8-K dated February 11, 2004, filing the Company's press release related to its fourth quarter 2004 results of operations.

            3. Report on Form 8-K/A, dated February 11, 2004, filing correction to the Company's press release related to its fourth quarter 2004 results of operations.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     GRANT PRIDECO, INC.


                     By:             /s/ MATTHEW D. FITZGERALD
                          ------------------------------------------------------
                                      Matthew D. Fitzgerald
                           Sr. Vice President and Chief Financial Officer

                     By:             /s/ GREG L. BOANE
                          ------------------------------------------------------
                                       Greg L. Boane
                          Corporate Controller and Principal Accounting Officer

Date: May 10, 2004

                                  EXHIBIT INDEX

 Exhibit Number                    Description
 --------------                    -----------

    31.1                  Certification of Michael McShane

    31.2                  Certification of Matthew D. Fitzgerald

    32.1                  Section 906 Certification