Form 10-Q
period 2004-06-30
GRANT PRIDECO INC
filed 2004-08-09
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

Commission file number 001-15423

Grant Prideco, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	76-0312499
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1330 Post Oak Blvd.
Suite 2700
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

(832) 681-8000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 2, 2004

Common Stock, par value $0.01 per share	122,725,494

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GRANT PRIDECO, INC.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$225,214	$181,243	$444,772	$364,128
Costs and Expenses:
Cost of sales	136,603	128,375	273,383	251,844
Sales and marketing	30,717	23,607	59,847	45,994
General and administrative	19,950	15,543	39,375	31,949
Research and engineering	4,965	4,325	10,314	8,063
Other charges	2,498	78	5,232	78

	194,733	171,928	388,151	337,928

Operating Income	30,481	9,315	56,621	26,200
Interest Expense	(10,495)	(10,866)	(20,990)	(21,874)
Equity Income (Loss) in Unconsolidated Affiliates	(481)	1,037	(287)	1,671
Other Income, Net	337	7,140	2,362	8,284

Income from Continuing Operations Before Income Taxes	19,842	6,626	37,706	14,281
Income Tax Expense	(6,186)	(2,351)	(12,759)	(4,994)

Income from Continuing Operations Before Minority Interests	13,656	4,275	24,947	9,287
Minority Interests	(1,521)	(798)	(2,781)	(1,456)

Income from Continuing Operations	12,135	3,477	22,166	7,831
Income (Loss) from Discontinued Operations, Net of Tax	(9,885)	349	(9,243)	29

Net Income	$2,250	$3,826	$12,923	$7,860

Basic Net Income Per Share:
Income from continuing operations	$0.10	$0.03	$0.18	$0.06
Income (loss) from discontinued operations	(0.08)	0.00	(0.07)	0.00

Net Income	$0.02	$0.03	$0.11	$0.06
Diluted Net Income Per Share:
Income from continuing operations	$0.10	$0.03	$0.18	$0.06
Income (loss) from discontinued operations	(0.08)	0.00	(0.08)	0.00

Net Income	$0.02	$0.03	$0.10	$0.06
Weighted Average Shares Outstanding:
Basic	122,767	121,636	122,405	121,507
Diluted	125,383	123,576	124,863	123,256

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
Consolidated Balance Sheets
(In thousands, except par value amount)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current Assets:
Cash	$34,398	$19,230
Restricted cash	4,172	283
Accounts receivable, net of allowance for uncollectible accounts of $5,092 and $3,539, respectively	196,793	212,285
Inventories	238,676	231,994
Current deferred tax assets	26,913	30,283
Prepaid expenses	13,928	12,924
Other current assets	4,825	3,864

	519,705	510,863
Property, Plant, and Equipment, Net	249,557	251,236
Goodwill	389,224	396,944
Intangible Assets, Net	41,918	36,250
Investments In and Advances to Unconsolidated Affiliates	44,028	47,786
Other Assets	16,519	18,982

	$1,260,951	$1,262,061

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$13,115	$11,073
Accounts payable	73,042	74,408
Current deferred tax liabilities	3,742	3,763
Accrued labor and benefits	31,979	30,406
Federal income taxes payable	11,408	14,401
Other accrued liabilities	36,529	32,204

	169,815	166,255
Long-Term Debt	404,829	426,853
Deferred Tax Liabilities	25,479	26,965
Other Long-Term Liabilities	13,280	23,843
Commitments and Contingencies	—	—
Minority Interests	14,692	12,031
Stockholders’ Equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	1,227	1,212
Capital in excess of par value	498,963	482,122
Treasury stock, at cost	(7,957)	(6,692)
Retained earnings	149,946	137,023
Deferred compensation obligation	10,363	9,366
Accumulated other comprehensive loss	(19,686)	(16,917)

	632,856	606,114

	$1,260,951	$1,262,061

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$12,923	$7,860
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of businesses, net	(774)	(1,305)
Loss on sale of discontinued operations	11,446	—
Depreciation and amortization	21,761	21,129
Non-cash portion of other charges	2,447	(73)
Deferred income tax	5,464	3,919
Deferred compensation expense	3,047	2,511
Minority interests in consolidated subsidiaries	2,781	1,456
Equity (income) loss in unconsolidated affiliates, net of dividends	5,051	11,978
(Gain)/Loss on sale of assets	(2,621)	229
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	8,140	8,581
Inventories	(15,784)	(12,225)
Other current assets	(2,117)	13,133
Other assets	1,540	1,709
Accounts payable	1,183	6,366
Other accrued liabilities	(1,151)	(3,733)
Other, net	(5,206)	(11,301)

Net cash provided by operating activities	48,130	50,234
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(17,312)	(8,439)
Proceeds from sale of businesses, net of cash disposed	2,180	11,000
Proceeds from sale of discontinued operations, net of cash disposed	20,159	—
Investments in and advances to unconsolidated affiliates	(1,561)	(2,543)
Capital expenditures for property, plant, and equipment	(20,733)	(19,813)
Proceeds from sale of fixed assets	3,290	102

Net cash used in investing activities	(13,977)	(19,693)
Cash Flows From Financing Activities:
Repayments on debt, net	(27,558)	(30,488)
Purchases of treasury stock	(1,545)	(1,354)
Proceeds from stock option exercises	9,984	357

Net cash used in financing activities	(19,119)	(31,485)
Effect of Exchange Rate Changes on Cash	134	903

Net Increase (Decrease) in Cash	15,168	(41)
Cash at Beginning of Year	19,230	21,878

Cash at End of Period	$34,398	$21,837

Non-Cash Activities:
Non-interest bearing note issued in conjunction with an acquisition	$3,961	—

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	General

  Basis of Presentation

     The accompanying consolidated financial statements of Grant Prideco, Inc. (the “Company” or “Grant Prideco”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions between Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2004 classifications. These reclassifications have no impact on net income. As explained in Note 15, during the second quarter of 2004, the Company completed the sale of its Texas Arai division. Prior year results of operations of Texas Arai have been reclassified as discontinued operations.

2.	Stock-Based Compensation

     Pro Forma Stock Option Compensation Expense

     The Company has elected to account for its stock–based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock–Based Compensation”. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option at the time of grant is equal to or greater than the market price of the Company’s common stock. Reported net income does include compensation expense associated with restricted stock awards and accelerated vesting of certain stock awards related to severance.

     Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the Company’s incentive compensation plans, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands)
Net Income as Reported	$2,250	$3,826	$12,923	$7,860
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,214	1,461	3,128	2,006
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,826)	(4,144)	(6,180)	(8,604)

Pro Forma Net Income	$638	$1,143	$9,871	$1,262

Net Income Per Share:
Basic as reported	$0.02	$0.03	$0.11	$0.06

Basic pro forma	$0.01	$0.01	$0.08	$0.01

Diluted as reported	$0.02	$0.03	$0.10	$0.06

Diluted pro forma	$0.01	$0.01	$0.08	$0.01

     The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and was amortized over the vesting period of the underlying options.

     Restricted Stock

     In February 2004, the Company awarded 341,950 shares of restricted stock to officers and other key employees under the Company’s 2000 Employee Stock Option and Restricted Stock Plan (2000 Plan). The restricted shares vest on the ninth anniversary of the date of grant (February 2013), however there is an accelerated vesting schedule based on the achievement of certain predetermined performance metrics. Beginning with the third anniversary date of the grant through the eighth anniversary date, the performance metrics are evaluated annually and early vesting will occur for meeting the performance goals. Restricted shares are subject to certain restrictions on ownership and transferability when granted. Unearned compensation on the February 2004 award of restricted shares of $4.7 million was recorded based on the market value of the shares on the date of grant and is being amortized ratably over the expected vesting period.

     In addition, related to the February 2004 restricted stock award, there is also a tax gross up bonus component at the time of vesting based on an incremental tax rate to reimburse the employees for the tax related to the vesting of the restricted shares. As the tax gross up bonus will change based on the share price at the vesting date, the estimated cash liability to the employees is variable. During the first six months of 2004, the Company recorded an additional expense of $0.3 million associated with this potential liability.

3.	Comprehensive Income (Loss)

     Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands)
Net Income	$2,250	$3,826	$12,923	$7,860
Foreign currency translation adjustments	(3,465)	7,413	(2,769)	3,141

Total Comprehensive Income (Loss)	$(1,215)	$11,239	$10,154	$11,001

4.	Inventories

Inventories by category are as follows:

	June 30,	December 31,
	2004	2003
	(In thousands)
Raw Materials, Components and Supplies	$82,210	$96,528
Work in Process	49,121	36,889
Finished Goods	107,345	98,577

Total	$238,676	$231,994

5.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Land	$21,753	$22,715
Buildings and Improvements	81,728	85,322
Machinery and Equipment	261,992	255,788
Furniture and Fixtures	29,163	23,479
Construction in Progress	16,972	19,856

	411,608	407,160
Less: Accumulated Depreciation	(162,051)	(155,924)

Net	$249,557	$251,236

6.	Other Charges

   2004 Charges

     Results for the three- and six-month periods ended June 30, 2004 include other charges of $2.5 million ($1.7 million net of tax) and $5.2 million ($3.4 million net of tax), respectively. The year to date charges include $2.0 million due to lease termination, severance and other exit costs related to the Drilling Products rationalization program and $3.2 million of severance costs related to the Tubular Technology and Services organizational restructuring. These charges are summarized in the following chart (in thousands):

	Drilling	Tubular
	Products	Technology			Liability
	and	and	Total		Balance
	Services	Services	Charges	Utilized	6/30/04
Drilling Products Rationalization Program:
Lease termination costs (a)	$1,430	$—	$1,430	$107	$1,323
Severance costs (b)	246	—	246	246	—
Other exit costs (c)	349	—	349	349	—

	2,025	—	2,025	702	1,323
Severance Costs (d)	—	3,207	3,207	3,207	—

Total	$2,025	$3,207	$5,232	$3,909	$1,323

(a)	The lease termination costs of $1.4 million are for a long-term lease which is expected to be repaid over the next year relating to an operating lease for equipment located at the Company’s Canadian facility. Due to the downsizing of the Company’s Canadian operations, this equipment will no longer be utilized. This amount was included in “Other Accrued Liabilities” in the accompanying Consolidated Balance Sheets.

(b)	Severance costs of $0.2 million relate to employees that were terminated in connection with the downsizing of the Company’s Canadian operations. These costs related to 79 employees and were paid in April 2004.

(c)	Other exit costs of $0.3 million are associated with the downsizing of the Canadian operations and the closing of the Company’s manufacturing facility.

(d)	Severance costs of $3.2 million relate to the organizational restructuring of the Company’s Tubular Technology and Services segment.

7.	Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. The computation of diluted earnings per share for the three- and six-month periods ended June 30, 2004 did not include options to purchase 3.9 million and 4.0 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period. The computation of diluted earnings per share for the three- and six-month periods ended June 30, 2003 did not include options to purchase 4.6 million shares of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period.

8.	Senior Credit Facility

     As of June 30, 2004, the Company had outstanding borrowings of $34.3 million under its $240 million Senior Credit Facility (Senior Credit Facility), which related to the term loan portion of the Senior Credit Facility. Additionally, the Company had $6.8 million of revolver availability reserved to support outstanding letters of credit. At June 30, 2004, the Company had no outstanding balances under the revolver portion of its Senior Credit Facility. Net borrowing availability was $128.9 million. As of December 31, 2003, the Company had borrowed $57.2 million under the Senior Credit Facility, of which $42.9 million related to the term loan, $14.3 million related to the revolving credit facility, and $5.9 million had been used to support outstanding letters of credit. Net borrowing availability was $122.3 million.

9.	Goodwill and Other Intangible Assets

     The carrying amount of goodwill by reporting unit is as follows:

			Tubular
	Drilling		Technology
	Products		and
	and Services	Drill Bits	Services	Other	Total
			(In thousands)
Balance at December 31, 2002	$125,199	$155,983	$111,367	$1,534	$394,083
Acquisitions	—	5,823	3,047	—	8,870
Dispositions	—	—	(6,443)	(1,534)	(7,977)
Translation and Other Adjustments	4,259	509	(2,800)	2,500	4,468
Impairment Loss	—	—	—	(2,500)	(2,500)

Balance at December 31, 2003	$129,458	$162,315	$105,171	$—	$396,944
Acquisitions	—	548	—	—	548
Dispositions	—	—	(8,038)	—	(8,038)
Translation and Other Adjustments	(139)	(91)	—	—	(230)

Balance at June 30, 2004	$129,319	$162,772	$97,133	$—	$389,224

     During the second quarter of 2004, the Company sold its Texas Arai operations. Goodwill allocated to this sale of $8.0 million was based upon the proportional relative fair market value of Texas Arai to the Tubular Technology and Services reporting unit that was retained. See Note 15 for further discussion of this discontinued operation.

     Intangible assets of $41.9 million and $36.3 million, net of accumulated amortization of $8.1 million and $7.3 million, as of June 30, 2004 and December 31, 2003, respectively, are recorded at cost and are amortized on a straight-line basis. The Company’s intangible assets primarily consist of patents, technology licenses, customer relationships, trademarks and covenants not to compete that are amortized over the definitive terms of the related agreement or the Company’s estimate of their useful lives if there are no definitive terms.

     The following table shows the Company’s intangible assets by asset category:

	June 30, 2004			December 31, 2003
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
			(In thousands)
Patents	$40,360	$(4,212)	$36,148	$33,160	$(2,877)	$30,283
Technology Licenses	1,439	(436)	1,003	1,288	(373)	915
Customer Relationships	3,300	(251)	3,049	3,300	(167)	3,133
Trademarks	1,610	(620)	990	1,610	(424)	1,186
Covenants Not to Compete	3,300	(2,572)	728	4,150	(3,417)	733

	$50,009	$(8,091)	$41,918	$43,508	$(7,258)	$36,250

     Amortization expense related to intangible assets for the six-month periods ended June 30, 2004 and 2003 was $2.2 million and $2.0 million, respectively, and is recorded in “General and Administrative” and “Research and Engineering” expenses in the Consolidated Statements of Operations. Amortization expense related to existing intangible assets for the remainder of 2004 is estimated to be $2.1 million and for each of the years 2005 through 2009 is estimated to be approximately $4.0 million, $3.6 million, $3.3 million, $2.9 million, and $2.7 million, respectively.

10.	Restricted Cash

     At June 30, 2004, the Company had $4.2 million of restricted cash. The restricted cash relates to the Company’s 60% interest in Tianjin Pipe Company (TPCO) and is subject to dividend and distribution restrictions, however is available to fund the local operations in China.

11.	Segment Information

   Business Segments

     The Company now operates through three primary business segments: Drilling Products and Services, Drill Bits and Tubular Technology and Services. In the first quarter of 2004, the Company announced an organizational restructuring which collapsed the Marine Products and Services segment into the Tubular Technology and Services segment. This segment reporting change was made as these combined operations have similar economic characteristics and will be managed by one chief operating decision maker. Prior periods have been restated for current year presentation.

     The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The Drill Bits segment designs, manufactures, and distributes fixed-cutter and roller-cone drill bits. The Company’s Tubular Technology and Services segment designs, manufactures, and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company also has an Other segment, that prior to the first quarter of 2003, included our industrial drill pipe operations and our construction casing and water well operations. The Company exited the industrial drill pipe business in the second quarter of 2003 and the construction casing and water well business in the first quarter of 2003. This segment now only includes the remaining industrial product inventories and operations from three of the Company’s technology joint ventures, of which two of the joint ventures were either sold or terminated in the first quarter of 2004. See Note 14 for further discussion on dispositions.

	Drilling		Tubular
	Products		Technology
	and		and
THREE MONTHS ENDED:	Services	Drill Bits	Services	Other	Corporate		Total
			(In thousands)
June 30, 2004
Revenues from Unaffiliated Customers	$90,702	$76,585	$57,054	$873	$		$225,214
Operating Income (Loss)	19,531	16,655	2,365	(528)		(7,542)	30,481
June 30, 2003
Revenues from Unaffiliated Customers	$68,614	$56,721	$53,305	$2,603		$—	$181,243
Operating Income (Loss)	6,718	13,166	680	(6,776)		(4,473)	9,315

	Drilling		Tubular
	Products		Technology
	and		and
SIX MONTHS ENDED:	Services	Drill Bits	Services	Other	Corporate		Total
			(In thousands)
June 30, 2004
Revenues from Unaffiliated Customers	$175,924	$155,843	$111,245	$1,760	$		$444,772
Operating Income (Loss)	32,274	35,908	4,175	(1,707)		(14,029)	56,621
June 30, 2003
Revenues from Unaffiliated Customers	$133,211	$109,975	$113,175	$7,767		$—	$364,128
Operating Income (Loss)	14,713	23,118	4,453	(7,321)		(8,763)	26,200

12.	Recent Accounting Pronouncements

     In January 2003, the FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46) was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to variable interest entities, which are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The Company is not a primary beneficiary of a variable interest entity (VIE) nor does it hold any significant interests or involvement in a VIE. The adoption of this interpretation did not have a material effect on the Company’s results of operations or financial position.

     In December 2003, the FASB revised SFAS No. 132, “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits”. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. As revised, SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. However, disclosure of the estimated future benefit payments is effective for fiscal years ending after June 14, 2004. See Note 16 for disclosures’ regarding our defined benefit pension plans.

13.	Acquisitions

     On June 21, 2004, the Company acquired the polycrystalline diamond compact (PDC) manufacturing business of Novatek, International, Inc. (Novatek) for $17.3 million in cash plus a non-interest bearing note payable of $4.2 million, with $3.0 million due June 2005 and $1.2 million due June 2006, which has been discounted to $4.0 million based on the Company’s incremental borrowing rate. The Company’s management believes that this acquired PDC technology will provide the Company’s Drill Bits segment with certain manufacturing capabilities to ensure a high quality supply of PDC cutters and better control over cutter technologies. Goodwill recognized in this acquisition was approximately $0.5 million. The purchase price for the PDC acquisition has been allocated to the fair values of assets acquired. The preliminary purchase price allocation is based upon the Company’s current estimates of respective fair values. The Company expects to finalize the determination of the fair value of assets acquired in 2004. This acquisition is included in the Company’s Drill Bits segment and its results of operations have been included in the financial statements from the date acquired. This acquisition is not material to the Company, therefore pro forma information is not presented.

14.	Dispositions

     On March 4, 2004, the Company sold its Plexus Ocean Systems (POS) rental wellhead business for $1.3 million in net cash. The POS operations were included in the Company’s Other segment. The Company recognized a pre-tax loss of $0.1 million on the sale, which is recorded in the Consolidated Statement of Operations in “Other Income, Net”. Revenue related to POS included in the Other segment’s results for the three- and six-month periods ended June 30, 2004 and 2003 was $0.0 million and $0.2 million and $0.6 million and $0.7 million, respectively. Operating loss related to POS for the three- and six-month periods ended June 30, 2004 and 2003 was not material.

     On September 2, 2003, the Company sold Rotator AS (Rotator) for $14.3 million in cash, which included a post-closing working capital adjustment of $0.8 million that was recorded in the first quarter of 2004 in the Consolidated Statement of Operations in “Other Income, Net”. Revenue related to Rotator included in the Tubular Technology Services segment’s results for the three- and six-month periods ended June 30, 2003 were $3.1 million and $6.5 million, respectively. Operating income related to Rotator included in the Tubular Technology Services segment’s results for the three- and six-month periods ended June 30, 2003 was $0.3 million and $0.5 million, respectively.

     On March 25, 2003, the Company sold Star Iron Works, Inc. (Star), a manufacturer of drilling tools for the water well, construction, and utility boring industries, for $11.0 million in cash and a note valued at approximately $0.9 million. The gain recognized on the sale of Star was $1.3 million, $0.8 million net of tax, and is recorded in the Consolidated Statements of Operations in “Other Income, Net”. Revenue and operating income related to Star included in the Other segment’s results for the three months ended March 31, 2003 were $3.6 million and $0.1 million, respectively.

15.	Discontinued Operations

     On April 23, 2004, the Company sold substantially all of the assets and business of its Texas Arai division for approximately $20.2 million in cash, subject to final working capital adjustments, and recognized a loss on sale of approximately $11.4 million, $10.1 million net of tax, which primarily related to the goodwill allocated to this operation. Texas Arai was included in the Company’s Tubular Technology and Services segment.

     Following are the condensed statement of operations from discontinued operations related to Texas Arai (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$2,594	$8,874	$12,833	$16,471
Income Before Income Taxes	358	543	1,346	51
Income Tax Expense	(125)	(194)	(471)	(22)

Income from Operations, Net of Tax	233	349	875	29
Loss on Disposal, Net of Tax	(10,118)	—	(10,118)	—

Income (Loss) from Discontinued Operations	$(9,885)	$349	$(9,243)	$29

     Intercompany sales and profit related to Texas Arai, which were eliminated from the condensed statement of operations above, were not material for the periods presented.

     Following is a condensed summary balance sheet of discontinued operations for the assets and liabilities sold related to Texas Arai, along with the goodwill allocated (see Note 9 for further discussion), which were included in the accompanying Consolidated Balance Sheet as of December 31, 2003 (in thousands):

Accounts Receivable	$4,116
Inventories	13,654

Total Current Assets	17,770
Property, Plant, and Equipment, Net	8,287
Goodwill	8,038

Total Assets	34,095

Accounts Payable	$3,750
Other Current Liabilities	102

Total Liabilities	3,852

16.	Pension Plans

     U.S. Pension Plan

     The following table shows the components of Net Periodic Benefit Cost for the Company’s Reed Hourly Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Service Cost	$72	$82	$168	$82
Interest Cost	134	164	348	164
Expected Return on Plan Assets	(106)	(150)	(247)	(150)
Amortization of Initial Net Obligation	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—
Amortization of Net Actuarial Gain	—	—	—	—
Administration Expenses	10	18	23	18
Settlements, Curtailment, and Special Termination Benefits	—	—	—	—

Net Periodic Benefit Cost	$110	$114	$292	$114

     Minimum funding requirements for 2004 related to this plan are expected to be approximately $0.5 million.

     Non-U.S. Pension Plan

     The following table shows the components of Net Periodic Benefit Cost for the Company’s UK Hycalog Retirement Death Benefit Scheme:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Service Cost	$—	$—	$—	$—
Interest Cost	420	—	420	—
Expected Return on Plan Assets	(451)	—	(451)	—
Amortization of Initial Net Obligation	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—
Amortization of Net Actuarial Loss (Gain)	47	—	47	—
Administration Expenses	203	—	203	—
Settlements, Curtailment, and Special Termination Benefits	—	—	—	—

Net Periodic Benefit Cost	$219	$—	$219	$—

     The Company does not expect to make any contributions in 2004 related to this plan.

17.	Investments in Unconsolidated Affiliates

     The Company’s 50.01% owned joint venture, Voest-Alpine, is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. Summarized financial information for Voest-Alpine is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales	$74,942	$57,508	$138,034	$115,542

Gross Profit	5,968	6,498	11,012	15,251

Net Income	$2,223	$3,068	$3,072	$6,121

Company’s Equity Income	$1,071	$1,998	$1,593	$3,806

Dividends Received	$4,764	$13,649	$4,764	$13,649

     The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on Voest-Alpine sales to the Company.

18.	Preferred Supplier Credit Agreement

     In April 2000, Weatherford spun off Grant Prideco to its stockholders as an independent, publicly traded company (the “Distribution”). In connection with the initial capitalization of the Company, and in consideration of amounts due from the Company to Weatherford at the time of the Distribution, the Company entered into a preferred supplier agreement with Weatherford. Pursuant to this agreement Weatherford agreed for at least a three-year period from the Distribution date to purchase a minimum of 70% of its requirements of certain products from the Company; and the Company agreed to a $30 million credit, subject to a limitation of the application of the credit to no more than 20% of any purchase. In April 2003, the agreement was extended for two additional years and the unused preferred supplier credit balance was reduced by $6.6 million and was treated as a reduction in the accrued liability as a credit to other income. At June 30, 2004, the remaining credit balance of $5.5 million was classified as “Other Accrued Liabilities” in the accompanying Consolidated Balance Sheets.

19.	Subsidiary Guarantor Financial Information

     The following unaudited condensed consolidating balance sheet as of June 30, 2004, condensed consolidating statements of operations for the three- and six-month periods ended June 30, 2004 and 2003 and condensed consolidating statements of cash flows for the six-month periods ended June 30, 2004 and 2003 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 9% and 9 5/8% Senior Notes are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2004
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$159,601	$65,613	$—	$225,214
Costs and Expenses:
Cost of sales	—	100,897	35,706	—	136,603
Selling, general, and administrative	—	38,608	17,024	—	55,632
Other charges	—	2,289	209	—	2,498

	—	141,794	52,939	—	194,733

Operating Income	—	17,807	12,674	—	30,481
Interest Expense	(8,816)	(1,504)	(175)	—	(10,495)
Equity Loss in Unconsolidated Affiliates	—	(481)	—	—	(481)
Other Income (Expense), Net	—	1,007	(670)	—	337
Equity in Subsidiaries, Net of Taxes	8,399	—	—	(8,399)	—

Income from Continuing Operations Before Income Taxes	(417)	16,829	11,829	(8,399)	19,842
Income Tax (Provision) Benefit	2,667	(4,897)	(3,956)	—	(6,186)

Income from Continuing Operations Before Minority Interests	2,250	11,932	7,873	(8,399)	13,656
Minority Interests	—	—	(1,521)	—	(1,521)

Income from Continuing Operations	2,250	11,932	6,352	(8,399)	12,135

Loss from Discontinued Operations, Net of Tax	—	(9,885)	—	—	(9,885)

Net Income	$2,250	$2,047	$6,352	$(8,399)	$2,250

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2003
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$106,864	$74,379	$—	$181,243
Costs and Expenses:
Cost of sales	—	86,842	41,533	—	128,375
Selling, general, and administrative	—	25,113	18,362	—	43,475
Other charges	—	78	—	—	78

	—	112,033	59,895	—	171,928

Operating Income (Loss)	—	(5,169)	14,484	—	9,315
Interest Expense	(9,136)	(1,538)	(192)	—	(10,866)
Equity Income in Unconsolidated Affiliates	1,037	—	—	—	1,037
Other Income (Expense), Net		8,352	(1,212)	—	7,140
Equity in Subsidiaries, Net of Taxes	9,048	—	—	(9,048)	—

Income from Continuing Operations Before Income Taxes	949	1,645	13,080	(9,048)	6,626
Income Tax (Provision) Benefit	2,877	(1,363)	(3,865)	—	(2,351)

Income from Continuing Operations Before Minority Interests	3,826	282	9,215	(9,048)	4,275
Minority Interests	—	—	(798)	—	(798)

Income from Continuing Operations	3,826	282	8,417	(9,048)	3,477
Income from Discontinued Operations, Net of Tax	—	349	—	—	349

Net Income	$3,826	$631	$8,417	$(9,048)	$3,826

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2004
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$302,166	$142,606	$—	$444,772
Costs and Expenses:
Cost of sales	—	197,829	75,554	—	273,383
Selling, general, and administrative	—	75,009	34,527	—	109,536
Other Charges	—	3,207	2,025	—	5,232

	—	276,045	112,106	—	388,151

Operating Income	—	26,121	30,500	—	56,621
Interest Expense	(18,006)	(2,676)	(308)	—	(20,990)
Equity Loss in Unconsolidated Affiliates	—	(287)	—	—	(287)
Other Income (Expense), Net	—	5,251	(2,889)	—	2,362
Equity in Subsidiaries, Net of Taxes	24,807	—	—	(24,807)	—

Income from Continuing Operations Before Income Taxes	6,801	28,409	27,303	(24,807)	37,706
Income Tax (Provision) Benefit	6,122	(9,958)	(8,923)	—	(12,759)

Income from Continuing Operations Before Minority Interests	12,923	18,451	18,380	(24,807)	24,947
Minority Interests	—	—	(2,781)	—	(2,781)

Income from Continuing Operations	12,923	18,451	15,599	(24,807)	22,166
Loss from Discontinued Operations, Net of Tax	—	(9,243)	—	—	(9,243)

Net Income	$12,923	$9,208	$15,599	$(24,807)	$12,923

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2003
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$214,991	$149,137	$—	$364,128
Costs and Expenses:
Cost of sales	—	175,436	76,408	—	251,844
Selling, general, and administrative	—	50,103	35,903	—	86,006
Other charges	—	78	—	—	78

	—	225,617	112,311	—	337,928

Operating Income (Loss)	—	(10,626)	36,826	—	26,200
Interest Expense	(18,267)	(3,199)	(408)	—	(21,874)
Equity Income in Unconsolidated Affiliates	1,671	—	—	—	1,671
Other Income (Expense), Net	—	11,680	(3,396)	—	8,284
Equity in Subsidiaries, Net of Taxes	18,647	—	—	(18,647)	—

Income (Loss) from Continuing Operations Before Income Taxes	2,051	(2,145)	33,022	(18,647)	14,281
Income Tax (Provision) Benefit	5,809	397	(11,200)	—	(4,994)

Income (Loss) from Continuing Operations Before Minority Interests	7,860	(1,748)	21,822	(18,647)	9,287
Minority Interests	—	—	(1,456)	—	(1,456)

Income (Loss) from Continuing Operations	7,860	(1,748)	20,366	(18,647)	7,831
Income from Discontinued Operations, Net of Tax	—	29	—	—	29

Net Income (Loss)	$7,860	$(1,719)	$20,366	$(18,647)	$7,860

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2004
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash	$—	$15,807	$18,591	$—	$34,398
Restricted cash	—	—	4,172	—	4,172
Accounts receivable, net	—	111,965	84,828	—	196,793
Inventories	—	132,394	106,282	—	238,676
Current deferred tax assets	—	24,980	1,933	—	26,913
Other current assets	—	9,541	9,212	—	18,753

	—	294,687	225,018	—	519,705
Property, Plant, and Equipment, Net	—	153,703	95,854	—	249,557
Goodwill	—	201,462	187,762	—	389,224
Investments In and Advances to Subsidiaries	1,008,154	—	—	(1,008,154)	—
Investments In and Advances to Unconsolidated Affiliates	—	44,028	—	—	44,028
Other Assets	6,892	35,138	16,407	—	58,437

	$1,015,046	$729,018	$525,041	$(1,008,154)	$1,260,951

Liabilities And Stockholders’ Equity
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$12,643	$472	$—	$13,115
Accounts payable	—	37,126	35,916	—	73,042
Current deferred tax liabilities	—	10	3,732	—	3,742
Other accrued liabilities	7,795	35,843	36,278	—	79,916

	7,795	85,622	76,398	—	169,815
Long-Term Debt	374,395	28,505	1,929	—	404,829
Deferred Tax Liabilities	—	4,288	21,191	—	25,479
Other Long-Term Liabilities	—	9,563	3,717	—	13,280
Commitments and Contingencies	—	—	—	—	—
Minority Interests	—	—	14,692	—	14,692
Stockholders’ Equity	632,856	601,040	407,114	(1,008,154)	632,856

	$1,015,046	$729,018	$525,041	$(1,008,154)	$1,260,951

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2004
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(8,439)	$42,001	$14,568	$—	$48,130
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	—	(17,312)	—	—	(17,312)
Proceeds from sale of business, net of cash disposed	—	1,349	831	—	2,180
Proceeds from sale of discontinued operations, net of cash disposed	—	20,159	—	—	20,159
Investments in and advances to unconsolidated affiliates	—	(1,561)	—	—	(1,561)
Capital expenditures for property, plant & equipment	—	(8,698)	(12,035)	—	(20,733)
Proceeds from the sale of fixed assets	—	3,103	187	—	3,290

Net cash used in investing activities	—	(2,960)	(11,017)	—	(13,977)
Cash Flows From Financing Activities:
Repayments on debt, net	—	(25,854)	(1,704)	—	(27,558)
Purchases of treasury stock	(1,545)	—	—	—	(1,545)
Proceeds from stock option exercises	9,984	—	—	—	9,984

Net cash provided by (used in) financing activities	8,439	(25,854)	(1,704)	—	(19,119)
Effect of Exchange Rate Changes on Cash	—	—	134	—	134

Net Increase in Cash	—	13,187	1,981	—	15,168
Cash at Beginning of Year	—	2,620	16,610	—	19,230

Cash at End of the Period	$—	$15,807	$18,591	$—	$34,398

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2003
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(5,432)	$46,461	$9,205	$—	$50,234
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(2,028)	(1,250)	(5,161)	—	(8,439)
Proceeds from sale of business	11,000	—	—	—	11,000
Investments in and advances to unconsolidated affiliates	(2,543)	—	—	—	(2,543)
Capital expenditures for property, plant & equipment	—	(14,619)	(5,194)	—	(19,813)
Proceeds from the sale of fixed assets	—	74	28	—	102

Net cash provided by (used in) investing activities	6,429	(15,795)	(10,327)	—	(19,693)
Cash Flows From Financing Activities:
Repayments on debt, net	—	(27,556)	(2,932)	—	(30,488)
Purchases of treasury stock	(1,354)	—	—	—	(1,354)
Proceeds from stock option exercises	357	—	—	—	357

Net cash used in financing activities	(997)	(27,556)	(2,932)	—	(31,485)
Effect of Exchange Rate Changes on Cash	—	—	903	—	903

Net Increase (Decrease) in Cash	—	3,110	(3,151)	—	(41)
Cash at Beginning of Year	—	2,690	19,188	—	21,878

Cash at End of the Period	$—	$5,800	$16,037	$—	$21,837

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist you in understanding our financial condition as of June 30, 2004, and our results of operations for the three- and six-month periods ended June 30, 2004 and 2003. This discussion should be read with our financial statements and their notes included elsewhere in this report as well as our financial statements and their related notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

     Our discussion of our results of operations and financial condition contains statements relating to our future results, including certain projections and trends, which constitute forward-looking statements. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in these forward-looking statements and other disclosures. These risks and uncertainties are more fully described under “Forward-Looking Statements and Exposures” below. As used herein, unless otherwise required by the context, the term “Grant Prideco” refers to Grant Prideco, Inc. and the terms “we,” “our,” and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as “group,” “organization,” “we,” “us,” “our,” and “its,” or references to specific entities, are not intended to be a precise description of corporate relationships.

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

Exited Product Lines

     During the first quarter of 2003, we made a strategic decision to exit the manufacture and sale of industrial drilling products and oil and gas tubing product lines. Pursuant to this decision, we sold our Star Iron Works, Inc. (Star) subsidiary, shut-down operations at our Bryan, Texas facility, and we are in the process of liquidating our remaining inventory related to this business. As a result of this decision, we recognized a $1.3 million pre-tax, $0.8 million after tax, gain on the sale of our Star operation during the first quarter of 2003. During the third quarter of 2003, we sold our Rotator control value business for $14.3 million in cash, which included a working capital adjustment of $0.8 million in the first quarter of 2004. Additionally, in March 2004 we sold our Plexus Ocean Systems (POS) business for $1.3 million in net cash and recorded a pre-tax loss on the sale of approximately $0.1 million. Gains (losses) on the above mentioned dispositions were recorded in “Other Income, Net” in the accompanying Statements of Operations.

Discontinued Operations

     On April 23, 2004, we sold substantially all of the assets and business of Texas Arai, Inc., our API coupling business, for approximately $20.2 million in cash. This sale reflects our continuing efforts to improve long-term profitability by focusing on our premium product lines within the Tubular Technology and Services segment. Due primarily to the write-off of goodwill associated with this business, we recorded an after-tax loss of approximately $10.1 million associated with this sale. The results from Texas Arai and the loss on sale are reported as discontinued operations. Accordingly, prior-year amounts have been reclassified to conform to current year presentation.

Acquisition of PDC Technology

     In June 2004, we acquired the polycrystalline diamond compact (PDC) manufacturing business of Novatek, International, Inc. We believe that this acquired PDC technology will provide our Drill Bits segment with certain manufacturing capabilities to ensure a high quality supply of PDC cutters and better control over cutter technologies.

Market Trends and Outlook

     Our business is materially dependent on the level of oil and gas drilling activity worldwide, which, in turn, depends on the level of capital spending by major, independent, and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. All of our business segments generally track the level of domestic and international drilling activity, however their revenues, cash flows, and profitability follow the rig count at different stages within the market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count until customers no longer have sufficient inventory to sustain current and near-term expected future activity. Drill bit demand and our Drill Bits segment’s earnings and cash flows have closely tracked the worldwide rig count. Results from our premium connections and accessories product lines in our Tubular Technology and Services segment predominately follow changes in North American offshore drilling, deep drilling, and natural gas drilling rig counts; but short-term demand is also affected by inventories held by oil country tubular goods (OCTG) distributors. Demand for other product lines in this segment can also follow the level of worldwide offshore drilling activity.

     For the periods below, the revenues, profitability, and cash flows from each of our business segments have been impacted by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Three Months Ended
	June 30, 2004	December 31, 2003	June 30, 2003
WTI Oil(a)
Average	$38.32	$31.18	$29.02
Ending	37.05	32.52	30.19
Henry Hub Gas(b)
Average	$6.10	$5.09	$5.64
Ending	6.03	5.80	5.35
North American Rig Count(c)
Average	1,360	1,517	1,231
Ending	1,510	1,531	1,375
International Rig Count(c)
Average	837	791	765
Ending	841	803	769

(a)	Price per barrel of West Texas Intermediate (WTI) crude. Source: Bloomberg Energy/Commodity Service.

(b)	Price per MMBtu. Source: Bloomberg Energy/Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).

Future Market Trends and Expectations

     Looking forward, we anticipate that our results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity. These perceptions, in turn, will depend on their views regarding the sustainability of oil and natural gas prices. Commodity prices have been particularly strong during the first half of 2004, and this has resulted in increased drilling activity. This activity contributed to the increase in our June 30, 2004 backlog to $191.5 million, which is our highest company backlog level since November 2001. For the balance of the year, we forecast a stable drilling environment, except for Canada where we anticipate strong seasonal improvement over the second half of

2004. This strong environment and improved backlog should result in steady improvement in revenues from our Drilling Products segments in the second half of the year, and it should drive continued strong performance from our Drill Bits Segment. Unfortunately, high oil and natural gas prices have not translated into the level of increased demand historically experienced by our Tubular Technology and Services segment due to its strong leverage to the Gulf of Mexico rig count, which has declined despite the overall increase in the U.S. rig count. We are in the process of restructuring portions of this segment, and we anticipate it will improve marginally over the remainder of the year.

     Steel prices and availability could also affect our future results. Steel prices have significantly increased since the end of 2003. This increase was caused primarily by increases in the prices paid by our suppliers for scrap and coke utilized in their operations. As a result, the costs for tubulars utilized to manufacture tool joints, drill collars, and heavy weight drill pipe have increased. Rising steel costs could offset some of the anticipated benefits from our vertical integration in China. So far, we have been fairly successful in charging higher prices by imposing surcharges to our customer base to offset any cost increases borne by us as a result of these changes in steel prices. We anticipate that we will continue to be successful in passing on these increased costs through surcharges. However, there is no assurance that we will continue to be able to successfully accomplish this in all regions in which we operate. To the extent we are unable to do so, our results of operations would be adversely affected.

     When forecasting our operations for the balance of 2004, we relied on various assumptions, including stable drilling activity, except for strong seasonal improvement in Canada, and steady improvement in drill pipe demand. We also anticipated benefits from pricing increases implemented at our Drilling Products and Services and Drill Bits Segments earlier in the year. Using these assumptions, we expect to earn between $0.45 and $0.50 per share from continuing operations during 2004.

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

     The following table summarizes the results of the Company (in thousands):

	Three Months Ended June 30,
	2004		2003		% Change
Revenues:
Drilling Products and Services	$90,702		$68,614		32%
Drill Bits	76,585		56,721		35%
Tubular Technology and Services	57,054		53,305		7%
Other	873		2,603		(66%)

Total Revenues	225,214		181,243		24%
Operating Income (Loss):
Drilling Products and Services	19,531	(a)	6,718		191%
Drill Bits	16,655		13,166	(c)	27%
Tubular Technology and Services	2,365	(b)	680	(d)	248%
Other	(528)		(6,776	) (e)	(92%)
Corporate	(7,542)		(4,473	) (f)	69%

Total Operating Income	30,481		9,315		227%

(a)	Includes other charges of $0.2 million related to the Drilling Products rationalization program.

(b)	Includes other charges of $2.3 million related to severance due to the Tubular Technology and Services organizational restructuring.

(c)	Includes transition costs of $0.5 million related to the ReedHycalog acquisition in December 2002.

(d)	Includes other charges of $0.4 million related to inventory reserves for exited product lines which were classified as cost of sales.

(e)	Includes other charges of $6.0 million related to inventory reserves for exited product lines which were classified as cost of sales.

(f)	Includes other charges of $1.5 million for stock compensation expense and a $1.4 million credit for a previously recorded contingent liability.

     Consolidated revenues increased by $44.0 million, or 24%, in the second quarter of 2004 compared to last year’s second quarter. Consolidated operating income increased $21.2 million, or 227%, in the second quarter of 2004 compared to last year’s second quarter, which included charges and transition costs mentioned above. These increases were primarily due to increased activity across all of our segments, reflecting the 10% increase in worldwide active rigs and increased drill stem sales to U.S. land drilling contractors.

     Drilling Products and Services

     Revenues for the Drilling Products and Services segment increased 32% in the second quarter of 2004, to $90.7 million, compared to last year’s second quarter. Operating income margins increased from 10% in last year’s second quarter to 22% in the second quarter of 2004. These improvements reflect a 24% increase in drill pipe footage sold and increased sales of other products, which include heavyweight drill pipe, tool joints and drill pipe processing. During the second quarter of 2004, this segment’s results also benefited from increased operating efficiencies resulting from the rationalization program implemented at the beginning of the year.

     Drill Bits

     Revenues for the Drill Bits segment increased 35% in the second quarter of 2004, to $76.6 million, compared to last year’s second quarter. This reflects the 10% increase in worldwide active rigs and strong year-over-year growth driven by the continued success of ReedHycalog’s rotary steerable bit technologies and directional products, as well as the outstanding performance of ReedHycalog’s TReX™ diamond technology. More recently, the introduction of the TuffCutter™, TuffDuty™ and Titan™ lines of roller-cone products has added to the revenue growth as those products were deployed worldwide. Operating income margins decreased slightly from 23% in last year’s second quarter to 22% in the second quarter of 2004 due to higher incremental sales and marketing expenses resulting from international expansion efforts.

     Tubular Technology and Services

     Revenues for the Tubular Technology and Services segment increased 7% in the second quarter of 2004, to $57.0 million, compared to last year’s second quarter. Operating income margins increased from 1% in last year’s second quarter, which included an inventory reserve charge of $0.4 million, to 4% in the second quarter of 2004, which included a severance charge of $2.3 million related to this segment’s organizational restructuring. These increases reflect improved results in our TCA and XL Systems divisions due to increased drilling activity. The second quarter of 2003 also includes the results from our Rotator division which we sold in the third quarter of 2003.

     Other Segment

     Revenues for the Other segment in the second quarter of 2004 were $0.9 million compared to $2.6 million in last year’s second quarter. The decrease in revenues was due to the exiting of our industrial product lines during 2003, coupled with the sale of our POS business in the first quarter of 2004.

     Operating loss was $0.5 million in the second quarter of 2004 compared to an operating loss of $6.8 million in last year’s second quarter. The 2003 operating loss included an inventory reserve charge of $6.0 million related to the exiting of the industrial product lines.

     Corporate

     Corporate operating loss for the second quarter of 2004 was $7.5 million compared to $4.5 million in last year’s second quarter. The year-over-year increase was primarily due to higher professional fees and incentive compensation costs.

     Other Items

     Our interest expense decreased $0.4 million in the second quarter of 2004 compared to the same period in 2003. This decrease was due to lower debt balances year-over-year.

     Equity income (loss) in unconsolidated affiliates decreased to a loss of $0.5 million from income of $1.0 million in last year’s second quarter. This decrease reflects increased development spending in our IntelliServ™ joint venture, coupled with decreased equity income from our investment in Voest-Alpine due to increased steel prices.

     Other income decreased by $6.8 million, from income of $7.1 million in last year’s second quarter to income of $0.3 million in the second quarter of 2004. The second quarter of 2003 reflects a $6.6 million gain from favorably renegotiating a liability to our former parent.

     The year to date effective tax rate was 34%; however, the effective tax rate in the second quarter of 2004 was 31% due to the cumulative effect of a reduction from the first quarter of 2004 tax rate of 37%. The rate decrease resulted from higher forecasted profitability at Voest-Alpine and increased permanent differences.

Results of Operations

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     The following table summarizes the results of the Company (in thousands):

	Six Months Ended June 30,
	2004		2003		% Change
Revenues:
Drilling Products and Services.	$175,924		$133,211		32%
Drill Bits	155,843		109,975		42%
Tubular Technology and Services	111,245		113,175		(2%)
Other	1,760		7,767		(77%)

Total Revenues	444,772		364,128		22%
Operating Income (Loss):
Drilling Products and Services	32,274	(a)	14,713		119%
Drill Bits	35,908		23,118	(c)	55%
Tubular Technology and Services	4,175	(b)	4,453	(d)	(6%)
Other	(1,707)		(7,321	) (e)	(77%)
Corporate	(14,029)		(8,763	) (f)	60%

Total Operating Income	56,621		26,200		116%

(a)	Includes other charges of $2.0 million related to the Drilling Products rationalization program, which includes lease termination, severance and other exit costs.

(b)	Includes other charges of $3.2 million related to severance due to the Tubular Technology and Services organizational restructuring.

(c)	Includes transition costs of $2.1 million related to the ReedHycalog acquisition in December 2002.

(d)	Includes other charges of $0.4 million related to inventory reserves for exited product lines which were classified as cost of sales.

(e)	Includes other charges of $6.0 million related to inventory reserves for exited product lines which were classified as cost of sales.

(f)	Includes other charges of $1.5 million for stock compensation expense and a $1.4 million credit for a previously recorded contingent liability.

     Consolidated revenues increased $80.6 million, or 22%, for the six months ended June 30, 2004 compared to the same period last year. Consolidated operating income increased $30.4 million, or 116%, for the six months ended June 30, 2004 compared to the same period last year, which included charges and transition costs mentioned above. These increases were primarily due to increased activity in our Drilling Products and Services and Drill Bits segments, reflecting the 12% increase in worldwide active rigs and increased drill stem sales to U.S. land drilling contractors. Also, efficiencies and costs reductions were being realized during the six months ended June 30, 2004 from our Drilling Products rationalization program and our Tubular Technology and Services organizational restructuring.

   Drilling Products and Services

     Revenues for the Drilling Products and Services segment increased 32% for the six months ended June 30, 2004, to $175.9 million, compared to the same period in 2003. Operating income margins increased to 18% for the six months ended June 30, 2004, which includes other charges of $2.0 million related to the rationalization program, from 11% for the same period in 2003. These improvements reflect a 32% increase in drill pipe footage sold due to increased drilling activity. Also, this segment’s 2004 results benefited from increased operating efficiencies resulting from the rationalization program implemented at the beginning of the year.

    Drill Bits

     Revenues for the Drill Bits segment increased 42% for the six months ended June 30, 2004, to $155.8 million, compared to the same period in 2003. Operating income margins increased to 23% for the six month’s ended June 30, 2004 from 21% for the same period in 2003. These increases reflect the 12% increase in worldwide active rigs and strong year-over-year growth driven by the continued success of ReedHycalog’s rotary steerable bit technologies and directional products, ReedHycalog’s TReX™ diamond technology, as well as the recently introduced TuffCutter™, TuffDuty™ and Titan™ lines of roller-cone products.

   Tubular Technology and Services

     Revenues for the Tubular Technology and Services segment decreased 2% for the six months ended June 30, 2004, to $111.2 million, compared the same period in 2003. The year-over-year decrease was primarily due to the sale of our Rotator division in the third quarter of 2003 along with decreased sales in our premium threading and accessories businesses. These decreases were partially offset by improved results at our TCA and XL Systems divisions. Operating income margins of 4% were flat year-over year, which included an inventory reserve charge of $0.4 million for the six months ended June 20, 2003 and, for the same period in 2004, a severance charge of $3.2 million related to this segment’s organizational restructuring.

   Other Segment

     Revenues for the Other segment for the six months ended June 30, 2004 were $1.8 million compared to $7.8 million for the same period in 2003. The decrease in revenues was due to the exiting of our industrial product lines during 2003, coupled with the sale of our POS business in the first quarter of 2004. Operating loss was $1.7 million for the six months ended June 30, 2004 compared to an operating loss of $7.3 million for the same period in 2003. The 2003 operating loss included an inventory reserve charge of $6.0 million related to the exiting of the industrial product lines.

     Corporate

     Corporate operating loss for the six months ended June 30, 2004 was $14.0 million compared to $8.8 million for the same period in 2003. This increase was primarily due to higher professional fees and incentive compensation costs.

     Other Items

     Our interest expense decreased $0.9 million for the six months ended June 30, 2004 compared to the same period in 2003. This decrease was due to lower debt balances year-over-year.

     Our equity income (loss) in unconsolidated affiliates decreased $2.0 million, from income of $1.7 million for the six months ended June 30, 2003 to a loss of $0.3 million for the same period in 2004. Equity income contributed by our investment in Voest-Alpine decreased by $2.2 million due to increased steel prices. Also, 2003 includes equity losses related to Jiangsu Shuguang Grant Prideco Tubular Limited (JSG), which we acquired a majority interest in March 2003.

     Other income decreased $5.9 million, from income of $8.3 million for the six months ended June 30, 2004 to income of $2.4 million for the same period in 2003. The decrease primarily relates to a $6.6 million gain in 2003 from favorably renegotiating a liability to our former parent.

     The effective tax rate for the six months ended June 30, 2004 was 34% compared to 35% for the same period in 2003.

Liquidity and Capital Resources

Overview

     At June 30, 2004, we had cash of $34.4 million, working capital of $349.9 million, and unused borrowing availability of $128.9 million under our revolving credit facility, compared to cash of $19.2 million, working capital of $344.6 million, and unused borrowing availability of $122.3 million at December 31, 2003.

     The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Net Cash Provided by Operating Activities	$48,130	$50,234
Net Cash Used in Investing Activities	(13,977)	(19,693)
Net Cash Used in Financing Activities	(19,119)	(31,485)

Operating Activities

     Net cash flows provided by operating activities decreased by $2.1 million for the six months ended June 30, 2004 compared to the same period in 2003. Cash flow before changes in operating assets and liabilities increased by $13.8 million reflecting the $14.3 million increase in income from continuing operations, which was offset by a use of cash of $15.9 million related to net increases in operating assets and liabilities primarily related to utilization of advances and recovery of value-added taxes.

Investing Activities

     Net cash used in investing activities decreased by $5.7 million for the six months ended June 30, 2004 compared to the same period in 2003. This change includes an increase in net cash provided by acquisition and divestiture activity of $2.5 million for the six months ended June 30, 2004 compared to the same period in 2003, coupled with an increase in proceeds from the sale of fixed assets of $3.2 million year-over-year. Payments for business acquisitions for the six months ended June 30, 2003 of $8.4 million includes post-closing purchase price payments of $3.2 million related to ReedHycalog and POS and $5.2 million related to an additional 35% interest of Rotator in January 2003, compared to payments for the same period in 2004 of $17.3 million which includes the purchase of the PDC business in June 2004. Proceeds from divestitures for the six months ended June 30, 2003 includes the sale of Star of $11.0 million, compared to proceeds for the same period in 2004 of $22.3 million, which primarily includes the sale of our Texas Arai business in April 2004.

Financing Activities

     Net cash used in financing activities decreased $12.4 million for the six months ended June 30, 2004 compared to the same period in 2003. This change primarily reflects increased proceeds from stock options exercised in 2004 and decreased repayments on our debt due to less outstanding under our revolving credit facility year-over-year. As of June 30, 2004, there were no borrowings outstanding under the revolver portion of our Senior Credit Facility.

     Capital Expenditures

     Our capital expenditures for property, plant, and equipment totaled $20.7 million and $19.8 million for the six months ended June 30, 2004 and 2003, respectively. We currently expect to expend approximately $45 million for capital expenditures for property, plant, and equipment during 2004. Much of this spending will be related to our capital improvement program to reduce production costs and improve efficiencies and our capital expansion programs in China and Singapore.

     Senior Credit Facility and Other Long-Term Debt

     Our debt balances are primarily comprised of: (1) borrowings under our Senior Credit Facility, (2) our 9 5/8% Senior Notes due 2007, and (3) our 9% Senior Notes due 2009.

     As of June 30, 2004, we had outstanding borrowings of $34.3 million under our $240 million Senior Credit Facility (Senior Credit Facility), which related to the term loan portion of the facility. Additionally, we had $6.8 million of revolver availability reserved to support outstanding letters of credit. At December 31, 2003, we had outstanding borrowings of $57.2 million under the Senior Credit Facility, of which $42.9 million related to the term loan portion and $14.3 million related to the revolving credit facility. Additionally, we had $5.9 million of revolver availability reserved to support outstanding letters of credit.

     Currently, required principal and interest payments for our outstanding debt are approximately $23.8 million for the remainder of 2004. We currently expect to satisfy all capital expenditures and debt service requirements during 2004 from operating cash flows, with any shortfall utilizing existing cash balances and the revolver portion of our Senior Credit Facility.

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

     In connection with our spinoff from Weatherford in April 2000, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed for at least a three-year period from April 2000 to purchase at least 70% of its requirements for certain products from us. In return, we agreed to sell those products at prices not greater than the price that we sell to similarly situated customers, and, as partial consideration for amounts due to Weatherford at that time, we provided Weatherford a $30 million credit towards 20% of the purchase price of those products. In the second quarter of 2003, we renegotiated this contract with Weatherford, which extended this contract until March 2005 and reduced the unused preferred supplier credit balance by $6.6 million. At June 30, 2004, the remaining credit balance was $5.5 million and was included in “Other Accrued Liabilities” in the accompanying Consolidated Balance Sheets.

Recent Accounting Pronouncements

     For recent accounting pronouncements, see Note 12 of the unaudited consolidated financial statements included herein.

Forward-Looking Statements and Exposures

     In light of the SEC’s Regulation FD, we have elected to provide in this report various forward-looking statements and operational details. We have done so to assure full market disclosure of information that we generally make available to our investors and securities analysts. We expect to provide updates to this information on a regular basis in our periodic and current reports filed with the SEC. We have also made our investor conference calls open to all investors and encourage all investors to listen in on these calls. We will publicly announce the call-in information in a press release before such calls. We are providing this information to assist our stockholders in better understanding our business. These expectations reflect only our current view on these matters as of the date of this report and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met and our actual results will likely vary (up or down) from those currently projected. These estimates speak only of our expectations as of the date of this report and we make no undertaking to update this information. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed during the quarter that would impact our expectations.

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

     Our forward-looking statements and projections of future results assume stable to moderately increasing demand for our products and services. However, our businesses are materially dependent on the level of oil and gas drilling activity in North America and worldwide, which in turn depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. Oil and gas prices have been subject to significant fluctuation in recent years in response to changes in the supply and demand for oil and gas, market uncertainty, world events, governmental actions, and a variety of additional factors that are beyond our control, including:

•	the level of North American and worldwide oil and gas exploration and production activity;

•	worldwide economic conditions, particularly economic conditions in North America;

•	oil and gas production costs;

•	the expected costs of developing new reserves;

•	national government political requirements and the policies of the OPEC;

•	the price and availability of alternative fuels;

•	environmental regulation; and

•	tax policies.

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

Interruptions of supply of raw materials could materially adversely affect our results of operations.

     We rely on various suppliers to supply the components utilized to manufacture our drilling products and premium casing. The availability of the raw materials is not only a function of the availability of steel, but also the alloy materials that are utilized by our suppliers in manufacturing tubulars that meet our proprietary chemistries. Currently, there is a worldwide shortage of scrap, coke and alloys that has caused raw material prices to increase for steel tubulars, billets and bars utilized in our manufacturing operations. To date, these shortages have not caused a material disruption in availability or our manufacturing operations, however, there can be no assurance that material disruptions could not occur in the future. If material disruptions to raw materials availability occur, it could adversely affect our results of operations and our ability to increase or manufacturing operations to meet the increased revenues upon which our forward-looking statements are based.

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

     During the first half of 2004, we derived approximately 40% of our total revenues from our facilities outside the U.S. In addition, a large part of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the U.S., including Mexico, Austria, Italy, China, Indonesia, and Singapore. Our operations in certain international locations are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

•	changes in foreign tax laws;

•	changes in regulations and labor practices;

•	currency fluctuations and devaluations;

•	currency restrictions, banking crises, and limitations on repatriation of profits; and

•	political instability or military conflict.

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

     During the first half of 2004, approximately $34.8 million of our revenues were earned by our Chinese operations. As is customary in this country, it is common for our Chinese operations to settle receivables and payables through bearer bonds and notes. Recently, Chinese banks have been experiencing a shortage of currencies, which could affect our ability to fully realize these notes. At June 30, 2004, we were not holding any such notes. To date, our Chinese operations have not experienced significant losses as a result of such practice; however, there can be no assurance that such losses could not occur in the future. Any such losses could have a materially adverse affect on our results of operations in the period in which they occur.

     We have renewed an agreement with Voest-Alpine, an entity of which we own 50.01%, to purchase green tubulars through September 2007. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any “anti-dumping” duties in the U.S. on the resale of these tubulars, which could affect our ability to resell the tubulars in the U.S. Further, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offset for revenues in Euros and we have not hedged for currency risk with respect to this contract. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could materially adversely affect our results of operations.

In connection with our business operations, we could be subject to substantial liability claims that adversely affect our results of operations.

     Our products are complex, and the failure of this equipment to operate properly or to meet specifications may greatly increase our customers’ costs of drilling a well. In addition, many of these products are used in hazardous drilling and production applications where an accident or product failure can cause personal injury or loss of life; damage to property, equipment, or the environment; regulatory investigations and penalties; and the suspension of the end-user’s operations. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract, or other litigation claims for which we may be held responsible and our reputation for providing quality products may suffer.

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

     At the end of 2003, our management completed a review and assessment of our drill stem manufacturing operations that resulted in a downsizing of certain of our operations, primarily in Canada. As a result of this downsizing, during 2003 we wrote-off various equipment and assets that were no longer useful in our business and incurred approximately $2.0 million in lease termination, severance, and other exit costs during the first half of 2004.

     At the beginning of 2004, we also announced the combination of our Marine Products and Services businesses into our Tubular Technology and Services segment. As a result of this combination, we incurred approximately $3.2 million in severance and related costs during the first six months of 2004.

     In April 2004, as part of our ongoing review of our operations to focus on our key product lines, we sold our API coupling business and recognized an after-tax loss on sale of approximately $10.1 million, subject to final working capital adjustments and standard closing requirements that have not yet been determined.

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

Our results of operations could be adversely impacted by write-offs associated with international receivables that are invoiced and collected through third parties.

     In the ordinary course of business, Grant Prideco utilizes third-party agents to assist in the sale of its products in various countries. For certain countries and customers, the agent is actually the contracting party with the ultimate end-user of the product. Also, in connection with the Company’s purchase of its ReedHycalog drill bit business in December 2002, the Company was required to operate through a transition structure in various international locations until the Company was able to create the necessary legal and operating structure to operate on a stand-alone basis. During this transition period, sales in these countries were invoiced and are being collected through the seller of the ReedHycalog business, who was acting as the Company’s agent or nominee in those countries. As of June 30, 2004, the Company had approximately $15 million of receivables outstanding that relate to sales made through this transition structure. For all sales made through third-party agents, Grant Prideco is not only subject to the credit risk associated with the end-user of the product, but also the third-party agent as well, and collecting such receivables often requires additional Company effort, and most importantly, can extend the receivable collection period. Any write-offs associated with such receivables could have an adverse impact on the Company’s results of operations during the period in which any such write-off occurs.

Our results of operations could be adversely affected due to an implementation of a new enterprise-wide resource planning (ERP) system.

     We currently are implementing a new management ERP system that we believe will, in the long term, significantly enhance our information systems, internal processes and controls. This implementation is ongoing and includes a significant amount of management’s time and dedication and may distract management in unpredictable ways from our core businesses. ERP implementations that occur during the second half of the year, although designed to enhance controls and procedures, could delay and adversely affect the ability of the Company and its auditors to timely test such systems in connection with the year-end 404 certifications. Additionally, the ERP system might not result in the anticipated benefits and may actually cause disruptions and inefficiencies in our businesses which could result in increases in our operating and other cost that could adversely affect our results of operations.

ITEM 3. Quantitative and Qualitative Market Risk Disclosures

Interest Rates

     Currently, we have variable interest rate debts totaling approximately $34.3 million. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rates were to increase by 1% from March 2004 levels, our combined interest expense would increase by approximately $0.3 million annually.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended June 30, 2004. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2004, to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 4. Submission of Matters to a Vote of Security Holders

     On May 11, 2004, the Company held its Annual Meeting of Shareholders. At the meeting, shareholders voted on the election of directors to serve until the next annual meeting of shareholders. The following is a summary of the votes on this item:

	Votes For	Votes Withheld
David Butters	109,773,180	3,849,740
Eliot M. Fried	112,052,236	1,570,684
Dennis R. Hendrix	112,281,729	1,341,191
Harold E. Layman	109,928,706	3,694,214
Sheldon B. Lubar	110,587,093	3,035,827
Michael McShane	111,269,507	2,353,413
Robert K. Moses, Jr.	112,352,946	1,269,974
Joseph E. Reid	112,273,373	1,349,547
David A. Trice	109,850,395	3,772,525

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits -

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 906 Certification

(b)	Reports filed on Form 8-K during the three months ended June 30, 2004 -

1.	Report on Form 8-K dated April 29, 2004, filing the Company’s press release related to its first quarter 2004 results of operations.

2.	Report on Form 8-K, dated June 4, 2004, filing the Company’s presentation to investors at the UBS Warburg, 2004 Global Oil and Gas Conference.

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.

By:	/s/ MATTHEW D. FITZGERALD

Matthew D. Fitzgerald
Sr. Vice President and Chief Financial Officer

By:	/s/ GREG L. BOANE

Greg L. Boane
Corporate Controller and Principal Accounting Officer

Date: August 9, 2004

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 906 Certification