Form 10-K/A
period 2003-12-31
GRANT PRIDECO INC
filed 2004-09-30
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to Form 10-K on

Form 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-15423

Grant Prideco, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0312499 (I.R.S. Employer Identification No.)
400 N. Sam Houston Pkwy. East Suite 900 Houston, Texas (Address of Principal Executive Offices)	77060 (Zip Code)

(281) 878-8000

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of	Name of Each Exchange
Each Class	on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     Aggregate market value of Common Stock held by nonaffiliates as of June 30, 2003: $1,408,228,676

     Number of shares of Common Stock outstanding as of March 2, 2004: 121,717,532

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Consent of KPMG Alpen-Treuhand GmbH
Certification of Michael McShane
Certification of Matthew D. Fitzgerald
Section 906 Certification

Explanatory Note:

     Grant Prideco, Inc. (the Company) is filing Amendment No. 1 to it Annual Report on Form 10-K for the year ended December 31, 2003 to include audited financial statements (for the year ended March 31, 2004) and notes for voestalpine TUBULARS GmbH & Co KG, an Austrian partnership of which the Company owns a 50.01% interest at December 31, 2003, pursuant to Rule 3-09 of Regulation S-X. These financial statements and notes are included in Item 15(a) 2 – Financial Statement Schedules – and a consent of KPMG Alpen-Treuhand GmbH, independent auditors, is included as Exhibit 23.2. This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report on Form 10-K for the year ended December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

     1. Our consolidated financial statements are listed on page 35* of this report.

     2. Financial statement schedules – Financial statements of voestalpine TUBULARS GmbH & Co KG**:

Auditor’s Report	A-2
Balance Sheet	A-3
Income Statements	A-4
Notes to Financial Statements	A-5

NOTE *: The page numbers indicated are those under which such information was filed as part of the Company’s Report on Form 10-K on March 15, 2004. Such information is not being amended by this Report on Form 10-K/A.

NOTE**: The amounts shown in the voestalpine TUBULARS GmbH & Co KG financial statements are stated in Euros. At March 31, 2004, each Euro equaled US $1.21780.

Item 15(c) is amended to add the following exhibits:

23.2	Consent of KPMG Alpen-Treuhand GmbH
31.1	Certification of Michael McShane
31.2	Certification of Matthew D. Fitzgerald
32.1	Section 906 Certification

2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.

By: /s/ MICHAEL MCSHANE

Michael McShane
Chief Executive Officer, President, and Chairman of the Board

Date: September 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following individuals on behalf of the registrant and in the capacities indicated.

Signature	Capacity In Which Signed	Date
/s/ MICHAEL MCSHANE	Chief Executive Officer, President and Chairman of the	September 30, 2004
Michael McShane	Board
(Principal Executive Officer)

/s/ MATTHEW D. FITZGERALD	Senior Vice President and Chief Financial Officer
Matthew D. Fitzgerald	(Principal Financial Officer)	September 30, 2004
/s/ GREG L. BOANE	Corporate Controller (Principal Accounting Officer)	September 30, 2004
Greg L. Boane

3

Voestalpine TUBULARS GmbH & Co KG
Financial Statements
March 31, 2004

Independent Auditors’ Report

The Board of Directors
voestalpine Tubulars GmbH & Co KG,
Kindberg-Aumühl

We have audited the accompanying balance sheets of voestalpine Tubulars GmbH & Co KG as of March 31, 2004 and 2003, and the related statements of income for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of voestalpine Tubulars GmbH & Co KG as of March 31, 2004 and 2003, and the results of its operations for the years then ended in conformity with generally accepted accounting principles in Austria.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Attachment 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Accounting principles generally accepted in Austria vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 5 to the financial statements.

Vienna, Austria
May 4, 2004

KPMG Alpen-Treuhand GmbH
Wirtschaftsprüfungs- und Steuerberatungsgesellschaft

/s/ Mag. Helmut Kerschbaumer	/s/ Mag. Rainer Hassler

Wirtschaftsprüfer und Steuerberater
(Austrian Certified Public Accountants)

voestalpine Tubulars GmbH & Co KG
Balance Sheets as of March 31, 2004 and 2003
(Austian GAAP - in EUR)

Assets

			March 31, 2004	March 31, 2003
A.	FIXED ASSETS
	I.	Intangible assets	1,744,034	1,564,854
	II.	Property, plant and equipment	37,766,406	35,137,508
	III.	Financial assets	4,031,411	3,985,566

			43,541,851	40,687,928

B.	CURRENT ASSETS
	I.	Inventories
		1. Raw materials, supplies and consumables	9,053,230	8,778,474
		2. Unfinished goods	4,844,703	5,820,642
		3. Finished goods	7,606,252	5,759,404

			21,504,185	20,358,520

	II.	Receivables and other assets
		1. Accounts receivable from trade	2,955,195	7,570,020
		2. Receivables from affiliated companies	492,964	144,397
		3. Receivables from associated companies	528,535	397,893
		4. Other receivables and assets	32,857,588	54,179,207

			36,834,282	62,291,517

	III.	Cash and cash equivalents
		1. Cash in hand	16,036	12,185
		2. Cheques	33,015	70,184
		3. Cash at banks	49,659	892,508

			98,710	974,877

			58,437,177	83,624,914

C.	Deferred Charges
		1. Staff participation programm	1,547,404	1,808,767

			1,547,404	1,808,767

Total Assets			103,526,432	126,121,609

Liabilities and Stockholder’s Equity

			March 31,2004	March 31,2003
A.	PARTNERS’ CAPITAL
	I.	Unlimited partner’s share	1,817	1,817
	II.	Limited partner’s share
		1. stipulated deposit	17,986,527	17,986,527
	III.	Additional paid-in capital
		1. Not designated capital reserves	477,294	477,294
	IV.	Retained earnings
		1. Other reserves	33,715,685	33,526,570
	V.	Net profit	7,906,019	23,330,974
		thereof profit/loss carried forward	974	682

			60,087,342	75,323,182

B.	UNTAXED RESERVES
		1. Investment allowance	178,361	367,476

C.	PROVISIONS
		1. Provisions for severance payments	6,286,056	6,470,580
		2. Provisions for pensions	696,403	1,196,328
		3. Provisions for anniversary bonuses	2,230,249	1,715,084
		4. Provisions for vacations	1,380,838	1,408,073
		5. Other provisions	4,509,758	5,498,408

			15,103,304	16,288,473

D.	LIABILITIES
		1. Long term bank loans	3,028,204	4,239,370
		2. Short term liabilities to banks	34,146	3,993,418
		3. Advance payments	711,059	1,475,605
		4. Accounts payable from trade	6,628,585	7,385,999
		5. Accounts payable to affiliated companies	89,044	750
		6. Accounts payable to associated companies	11,044,608	8,949,611
		7. Other liabilities	6,621,779	8,097,725
		thereof for taxes	536,465	507,867
		thereof social security contributions	827,114	763,895

			28,157,425	34,142,478

Total Liabilities and Partners' Capital			103,526,432	126,121,609

	Contingent Obligations		12,809,071	6,196,281

voestalpine Tubulars GmbH & Co KG
INCOME STATEMENT
(in EUR)

			YEAR ENDED MARCH 31,
			2004	2003	2002
1.	Sales
	a)	Sales in Austria	25,350,086	22,911,863	17,362,871
	b)	Sales abroad	171,456,064	206,450,907	242,469,104

			196,806,150	229,362,770	259,831,975

2.	Changes in unfinished and finished goods		870,909	(5,147,239)	4,288,690
3.	Own work capitalised		178,820	968,937	410,598
4.	Other operating Income		2,569,104	2,328,129	2,451,470
	a)	Gains from the disposals of intangible and tangible fixed assets	28,342	60,000	4,513
	b)	Income from the reversal of provisions	1,740,212	1,537,168	1,837,001
	c)	Other	800,550	730,961	609,956
5.	Cost of materials and services received		(111,357,609)	(112,751,897)	(137,612,066)
	a)	Costs of materials	104,488,714	106,161,524	130,303,064
	b)	Costs of services received for manufacturing	6,868,895	6,590,373	7,309,002
6.	Personnel expenses		(37,679,860)	(37,206,958)	(40,077,745)
	a)	Wages	22,591,175	21,792,619	23,467,222
	b)	Salaries	6,540,849	6,022,499	5,655,701
	c)	Expenses for severance payments	(483,444)	108,590	957,500
	d)	Expenses for pensions	513,192	1,014,136	1,194,408
	e)	Expenses for statutory social security and payroll related taxes and contributions	8,375,120	7,963,159	8,557,754
	f)	Other social expenses	142,968	305,955	245,160
7.	Amortization and depreciation
	a)	of intangible and tangible fixed assets	(5,154,036)	(4,417,846)	(3,670,040)
8.	Other operating expenses		(37,677,113)	(47,713,228)	(53,011,838)
	a)	Taxes, other than taxes on income	712,369	993,956	649,082
	b)	Other	36,964,744	46,719,272	52,362,756

9.	Subtotal from line 1 to 8 (Earnings before interest and taxes)		8,556,365	25,422,668	32,611,044

10.	Income from securities held as long term investments		166,776	178,277	243,262
11.	Income from interest and similar income		527,754	1,328,073	2,300,356
12.	Income from revaluation of financial assets		46,007	69,011	0
13.	Investment related expenses of financial assets
	and securities held as current assets
	a)	Depreciation	0	0	(92,014)
14.	Interest and similar expenses		(1,391,857)	(1,850,393)	(3,143,848)

15.	Subtotal from line 10 to 13 (Financial Earnings)		(651,320)	(275,032)	(692,244)

16.	Result from ordinary activities		7,905,045	25,147,636	31,918,800

17.	Taxes on income		0	(1,817,344)	1,817,344

18.	Net income		7,905,045	23,330,292	33,736,144

19.	Reversal of untaxed reserves
		Net income
	a)	Investment allowance	189,115	1,238,407	504,461
20.	Allocation to retained earnings
	a)	Other reserves	(189,115)	(1,238,407)	(504,461)
21.	Profit carried forward		974	682	539

22.	Net profit		7,906,019	23,330,974	33,736,683

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

NOTES TO THE FINANCIAL STATEMENTS
AS OF MARCH 31, 2004 AND 2003

1. GENERAL INFORMATION

The financial statements as of and for the years ended March 31, 2004 and 2003 were drawn up in accordance with the Austrian Commercial Code (ACC), giving a true and fair view of the company’s assets, the liabilities, financial position and profit or loss in conformity with generally accepted accounting principles in Austria.

The total-cost method is arranged according to types of expenses and costs. According to sec. 223 (7) ACC items, which do not show any value for the year and the previous year, were omitted. The item titles were shortened according to sec. 223 (4) ACC to their actual contents.

The Company is included in the consolidated financial statements of its shareholders voestalpine AG, 4020 Linz, VOEST-ALPINE-Straße 1 and Grant Prideco European Holding LLC, Wilmington Delaware.

2. METHODS OF VALUATION AND PRESENTATION

The methods of accounting and valuation changed with respect to the following aspects compared to previous years as follows:

The depreciation of fixed assets is calculated on a monthly basis in the year under report instead of the half-year basis. Retentions from sales of accounts receivable to credit institutions which were shown last year as “bank liabilities” are presented “off-balance sheet” as Contingent liabilities. A provision representing the “Fair Value” of the retention risk from the sold accounts receiveables is endowed for the first time. All other Methods of valuation and presentation remained unchanged.

Assets with acquisition costs up to 400 EUR were fully depreciated in the year of acquisition (also referred to as “small items”). They are presented in the enclosed Development of Fixed Assets under the columns “additions”, “disposals” and “depreciation of the year”.

Intangible fixed assets are shown at acquisition costs and are depreciated by the straight-line method over the estimated economic useful life of four years.

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

Tangible fixed assets are shown at acquisition or production costs and depreciated over the estimate of the economic useful life. The straight-line method is applied for the calculation of depreciation.

The company follows the voestalpine Group rules of depreciation and amortization, which estimated the period of the economic useful life as follows:

Years
Buildings	8 to 33
Machinery, tools and equipment	4 to 17
Furniture, fixtures and office equipment	4 to 20

Exceptional write-downs are provided as a result of anticipated other than temporary decreases in value, whenever events or changes in circumstances indicate, that the carrying value of an asset may not be recoverable.

Financial assets (long-term securities) are shown at acquisition costs. If the fair value at the balance sheet date is lower than that in the books, an exceptional depreciation charge is recognized.

Raw materials, and supplies are valued at the lower of acquisition costs or market at the balance sheet date. Costs of materials are calculated at average cost of raw materials and supplies.

Unfinished and finished goods are recorded at proportionate costs. The calculations of the goods at the balance sheet do not include cost expenses for depreciation and for the production overhead.

The costs of voluntary social benefits, pensions and severance payments are not included in the cost of goods pursuant to section 203 (3) ACC. Interest expenses are not capitalized.

Receivables and other assets are stated at face value. Individual valuation allowances are provided for identifiable individual risks such as insolvency, legal proceedings and interest payable for delay.

Accounts receivable and other assets denominated in foreign currency were entered either using the cross exchange rate as of the transaction date or the lower rate as of the balance sheet date. The Company uses the cross currency rate as the Company receives this rate at the Group Clearing House of voestalpine AG, Linz. If the amounts receivable are secured by fixed foreign exchange contracts, the rate of the underlying contract is applied.

An additional lump-sum valuation allowance is made at the rate of 2.5% for all amounts receivable not adjusted individually.

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

The provisions for pensions were calculated according to the rules of the International Accounting Standard No. 19 (IFRS 19). The Projected-Unit-Credit-Method was used to determine the present value of pension obligations and the related current service costs. The discount rate used is 5.5% per annum reduced by assumed salary increases of 3 % per annum leading to an effective discount rate of 2.5%. However, actuarial gains/losses are recognized immediately.

The provisions for severance payments and anniversary provisions are calculated by actuarial formula (present value method) by a certified actuary using an interest rate of 6 % and the Austrian Table of Mortality Heubeck 1998. The anniversary provisions are calculated with adjustments for employee turnover of 25%.

The Company divided the allocation to the provisions of pensions, postemployment benefits and anniversary bonuses in an interest portion which is calculated with the applied interest rate on the amount recognized as of the beginning of the year.

The provision for warranty is measured as 0.5% of the annual gross sales.

The provisions take into account all risks and potential losses and are measured at the best estimate of the expenditure required to settle the obligation taking into account the principle of prudence.

Liabilities are valued at the amount to be repaid. Liabilities denominated in foreign currency are entered either using the exchange rate as of the transaction date or the higher rate as of the balance sheet date. The Company uses the cross currency exchange rate as the Company receives this rate at the Group Clearing House of voestalpine AG, Linz. If the amounts payable are secured by fixed foreign exchange contracts, the rate of the underlying contract is applied.

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

voestalpine AG introduced a stock-option plan for the management staff of the Group during the 2001/2002 economic year. The plan offers members of the board of voestalpine Tubulars a total of 8,688 options. Key account managers were offered a total of 6,960 options under the plan.

After having complied with the applicable stipulations, each stock option empowers the owner to buy one voestalpine share at the prefixed price. The owner may also opt to request a settlement of the difference between the fixed option price and the market value of the voestalpine share on the date of settlement in cash or in voestalpine shares. The settlement price of the stock option was determined as the average price of the 15 days following the general meeting of shareholders held on 3rd July 2001 and is set to the fixed price of EUR 34.57.

The exercise of the option right is bound to the following development of the voestalpine share price. In the event the quotation on the settlement day is at least 15% higher than the reference price, a maximum of 50% of the stock option rights may be exercised. In the event the quotation on settlement day is at least 20% higher than the reference price, 100% of the stock option rights may be exercised. It is also mandatory that the participants in the program are regular employees of voestalpine AG or of one of the subsidiary companies at the time they exercise their option rights. The stock options may not be exercised before 1 August 2003 nor after 31 July 2006. The stock options may only be used within twenty market days after the date the quarterly reports or the annual report of voestalpine AG are published.

The stock options may not be transferred. The voestalpine shares bought on the basis of stock options may be sold without restriction.

Staff Members Participation Plan

During the course of the negotiations regarding the Collective Agreement for the period starting November 1, 2000, the parties involved agreed that 1 percent of the increase in wages and salaries should be used for participation of voestalpine employees in a distribution plan of common stock of voestalpine AG.

The actual amount of the compensation shortfall has been determined as the present value of the waived 1 percent increase in wages and salaries. The calculation was performed using actuarial methods and assumptions such as mortality, disability, employee turnover, future compensation levels, retirement ages for men and women, salary and wage earners and a discount rate which reflects current market conditions. The plan was formally implemented by signing an employer/works council agreement on June 12, 2001. Subsequently, the relevant number of shares were transferred to a privately owned workers-trust, which administers the distribution of these shares.

The total costs of this plan (2,450 TEUR) are accounted for in the financial statements as deferred charges. Compensation expense is recognized over the average remaining service period of the eligible employees of the company (9.8 years).

During the course of the negotiations regarding the Collective Agreement for the period starting November 1, 2002 and 2003, the plan was extended to additional employees. This extension is based on the formal employer/works council agreements dated March 24, 2003 and December 18, 2003. An expense and related accrued liability of 336 TEUR due to the workers trust was recognized for this extension in the fiscal year 2003/04 (155 TEUR in 2002/03).

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

3. NOTES TO THE BALANCE SHEET

ASSETS

A. FIXED ASSETS

I. Intangible assets

The main acquisitions refer to software for:

MTC Project – Replacement Main Operational Computer	330.2	TEUR
MTC Project – Replacement Operational Computer TN1	25.0	TEUR
Flat Sum minor investments	18.4	TEUR
Reconstruction SPS-Control Unit Special Product Finishing	10.0	TEUR

Intangible assets contain also beneficial interests (872 TEUR), in prior years received from voestalpine Stahl Donawitz GmbH as a shareholder with more than 10 % share capital.

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

II. Property, plant and equipment

The value of land included on the line “Buildings and land” totals 721.5 TEUR. Thereof:

Land	716.9	TEUR
Land unimproved	4.6	TEUR

The development of the property, plant and equipment is presented in detail on the enclosed Attachment 1 “Development of Fixed Assets”.

Additions to machinery and equipment mainly refer to:

Upgrading of Coupling Transport	1,559.1	TEUR
EMI – 5% error detection “in-line”	1,254.9	TEUR
2 Coupling Make up units	982.3	TEUR
Pipe saw	284.0	TEUR

The other additions concern the item “Fixtures and Fittings, Tools and Equipment” (particularly MTC hardware) as well as additions to the item “Payments on Account and Tangible Assets in Course of Construction”.

The disposals of fixed assets refer to old machinery, office equipment and small items. Expenses for the scrapping of old equipment amount to 88 TEUR.

At the balance sheet date the Company does not have any important long-term lease contracts.

III. Financial assets

The development of the financial assets is presented in detail in the enclosed Attachment 1 “Development of Fixed Assets”.

Long term loans to employees were fully paid back in the period ended March 31, 2004.

The item “Securities” includes long-term bonds and shares of mutual funds, which are held for the purpose of covering the provisions for postemployment benefits and pensions pursuant to section 14 (7) Austrian Income Tax Act. Impairment charges recognized in the past have been reversed in the current period by an amount of TEUR 46 as a result of an increase in the fair value of the respective securities.

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

B. CURRENT ASSETS

I. Inventories

in TEUR	March 31, 2004	March 31, 2003
Raw materials and supplies	9,053	8,779
Work in progress	4,845	5,821
Finished goods	7,606	5,759

Total inventories	21,504	20,359

II. Receivables and other assets

The maturity of accounts receivable and other assets is presented as follows:

	March 31, 2004			March 31, 2003
		Residual term			Residual term
		up to	more than		up to	more than
TEUR	Book value	1 year	1 year	Book value	1 year	1 year
Accounts receivable from trade	2,955	2,955	0	7,570	7,570	0
Accounts receivable from affiliated companies - trade	493	493	0	144	144	0
Total accounts receivable from affiliated companies	493	493	0	144	144	0
Accounts receivable from partnership companies - trade	529	529	0	398	398	0
Total accounts receivable from associated companies	529	529	0	398	398	0
Other receivables
- financing	28,873	28,873	0	50,627	50,627	0
- other	3,984	3,984	0	3,552	3,552	0
Total other receivables	32,857	32,857	0	54,179	54,179	0
TOTAL	36,834	36,834	0	62,291	62,291	0

Since the financial year 1997/98 the Company sells a major part of all the accounts receivable to credit institutions (non-recourse financing). For the first time retentions from these sales are shown as “contingent liability” (4,104 TEUR). This is made due to an amendment of the underlying contract.

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

None of the receivables are secured by drafts.

The currency exchange risk of most of the accounts receivable is secured by foreign exchange contracts.

The item “Other receivables and assets – financing” includes short term deposits at the Group Clearing House of voestalpine AG, Linz, with terms comparable to actual market and with a time of maturity up to 12 months.

The remaining item “Other receivables and assets” comprises accounts receivable from tax authorities (1,636 TEUR, thereof recovery of energy consumption tax 1,572 TEUR). They are all due after the balance sheet date.

	March 31, 2004		March 31, 2003
		General bad-		General bad-
TEUR	Basis	debt provision	Basis	debt provision
Accounts receivable - domestic trade	427	11	218	5
Accounts receivable - foreign trade	2,516	63	3,414	85

For all third-party accounts receivable a general reserve of 2.5% of the nominal amount was deducted. Accounts receivable covered by credit risk insurance policies and intra-group receivables were excluded from the computation.

C. DEFERRED CHARGES

For the deferred charges resulting from the participation program of the staff (1,547 TEUR) see item 2.

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

LIABILITIES AND PARTNERS’ CAPITAL

A. PARTNERS’ CAPITAL

The stipulated capital of the limited partner voestalpine Bahnsysteme was assigned to voestalpine Stahl Donawitz GmbH by subrogation clause from VOEST-ALPINE SCHIENEN GmbH & Co KG. The assignment contract dated Dec. 19, 2001 came into force retroactively on April 2, 2001. The stipulated deposit of voestalpine Stahl Donawitz GmbH (resp. VOEST-ALPINE SCHIENEN GmbH & Co KG) increased by 29 TEUR due to the settlement of the donated “Loss adjustments” of the period 1999/2000 and shows the contractual value. The Capital share of GRANT PRIDECO (Limited Partner) remained unchanged in comparison to March 31, 2003.

The ownership structure as per March 31, 2004 is presented as follows:

voestalpine Tubulars GmbH (unlimited partner)	2	TEUR
voestalpine Stahl Donawitz GmbH (limited partner)	8,991	TEUR
Grant Prideco European Holding LLC (limited partner)	8,995	TEUR

	17,988	TEUR

The additional paid-in capital (not designated) remained unchanged in the financial year 2003/04.

There was a transfer to retained earnings of TEUR 189, which corresponds to the reversal of investment allowance 99/00.

B. UNTAXED RESERVES

	As per			As per
TEUR	March 31, 2003	Allocation	Release	March 31, 2004
Investment allowance 99/00	189		189	—
Investment allowance 00/01	178			178

Total	367		189	178

The 1999/00 investment allowance pursuant to section 10 of the Austrian Income Tax Act was released after expiration of the four year waiting period and added to the item “net profit” and at the same time allocated to the retained earnings.

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

C. PROVISIONS

	March 31, 2004		March 31, 2003
		Value acc.to		Value acc.to
TEUR	Book value	§14 ITA 1988	Book value	§14 ITA 1988
Postemployment benefits	6,286	6,924	6,471	5,933
Pensions	696	312	1,196	606
Anniversary bonuses	2,230	1,262	1,715	715
Accrued vacations	1,381	1,381	1,408	1,408
Others	4,510	3,549	5,498	5,498

TOTAL	15,103	13,428	16,288	14,160

The other provisions cover various risks and uncertain liabilities and include the following items:

	March 31, 2004			March 31, 2003
	Residual term			Residual term
	up to	more than		up to	more than
TEUR	1 year	1 year	Book value	1 year	1 year	Book value
Commissions and others	498	—	498	1,089	—	1,089
Warranty and other risks	1,460	—	1,460	1,829	—	1,829
Personnel	810	—	810	169	—	169
Other items	1,742	—	1,742	2,411	—	2,411

TOTAL	4,510	—	4,510	5,498	—	5,498

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

D. LIABILITIES

The maturity of the liabilities is presented as follows:

	March 31, 2004				March 31, 2003
		Residual term in years				Residual term in years
TEUR	Book value	up to 1	1 to 5	more than 5	Book value	up to 1	1 to 5	more than 5
ERP-Bank Loans	3,028	1,211	1,817	0	4,239	1,211	3,028	0
Liabilities to banks	34	34	0	0	3,993	3,993	0	0
Advance payments	711	711	0	0	1,476	1,476	0	0
Accounts payable from trade	6,628	6,628	0	0	7,386	7,386	0	0
Accounts payable to affiliated companies
Accounts payable to affiliated companies	89	89	0	0	1	1	0	0
Accounts payable to associated companies - trade	11,045	11,045	0	0	8,950	8,950	0	0
Total accounts payable to associated companies	11,045	11,045	0	0	8,950	8,950	0	0
Other liabilities
- financing	1,936	1,331	605	0	3,267	1,331	1,936	0
- other	4,686	4,686	0	0	4,830	4,830	0	0
thereof for taxes	536	536	0	0	508	508	0	0
thereof for social security	827	827	0	0	764	764	0	0
Total other liabilities	6,622	6,017	605	0	8,097	6,161	1,936	0

TOTAL	28,157	25,735	2,422	0	34,142	29,178	4,964	0

The item “Other Liabilities” comprises a debenture bond issued by the Company to voestalpine Diestleistungs- und Finanzierungsgesellschaft, mbH, at a variable interest rate.

The item “Other”, presented under “Other liabilities” comprises:

	March 31, 2004	March 31, 2003
	in TEUR	in TEUR
Debenture bond — interest	12	25
Wages and Salaries	1,115	1,051
Taxes and similar liabilities	536	508
Social security contributions	827	742
Accrued salary	1,196	1,127

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

Contingent liabilities

The contingent liabilities totaling 12,809 TEUR (March 31, 2003 6,196 TEUR) primarily relate to performance bonds and retentions for non-recourse financing activities totals TEUR 4,104 (March 31, 2003 TEUR 0).

4. NOTES TO THE STATEMENT OF INCOME

	04/03-03/04	04/02-03/03	04/01-03/02
	TEUR	TEUR	TEUR
Net domestic proceeds	25,350	22,912	17,363
Net export proceeds	171,456	206,451	242,469
- thereof European Union	19,068	19,778	25,836
- thereof Other Europe	2,334	5,944	7,021
- thereof CIS	40,762	43,152	52,428
- thereof America	67,326	65,248	70,098
- thereof Others	67,316	95,241	87,087

TOTAL	196,806	229,363	259,832

Net export sales comprise sales of about 35,596 TEUR to affiliated companies (Grant Prideco) for the year ended March 31, 2004 (March 31, 2003 TEUR 20,919).

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

Personnel expenses

On average, the number of employees is as follows:

	Year Ended March 31,
	2004	2003
Blue collar workers	677	664
White collar workers	128	129

TOTAL	805	793

Contract Labor — blue collar workers	25	57
Contract Labor — white collar workers	—	—

TOTAL	25	57

Expenses for severance payments and pensions can be split up as follows:

	Year Ended March 31,
	2004		2003		2002
TEUR	Severance payments	Pensions	Severance payments	Pensions	Severance payments	Pensions
Man.Board and Executive Staff	—	—	—	254	—	726
Other staff	(332)	622	478	822	1,255	597

Subtotal	(332)	622	478	1,076	1,255	1,323
- Interest component	(151)	(109)	(369)	(62)	(298)	(129)

TOTAL	(483)	513	109	1,014	957	1,194

The interest portion of the allocation to the provisions of pensions, severance payments and anniversary bonuses is transferred from the personnel expenses to the financial result on line “Interest and similar expenses”. The amount transferred totals 600 TEUR in the year under report (532 TEUR, in 2002/2003).

Extraordinary Expenses

No extraordinary Expenses are to be stated in the year under report.

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

Income related to a different accounting period

Income from the reversal of provisions refers to adjustments of provisions formed in previous financial years: Provisions for Other Expenses (330 TEUR), Provisions for warranty (526 TEUR) and Other provisions (677 TEUR).

Other Information

The compensation for the managing directors do not have to be shown in accordance with section 241 Austrian Commercial Code. The remuneration for the supervisory board totals 4 TEUR in the year 2003/04.

Forward transactions such as fixed currency exchange contracts covering the risk of accounts receivable total 49,085 TEUR (54 Mio. USD and 6.33 Mio. CAD) at the balance sheet date (2003: 44,897 TEUR (43 Mio. USD, 5.96 Mio. CAD).

5. NOTES TO THE RECONCILIATION OF THE FINANCIAL STATEMENTS FROM AUSTRIAN GAAP TO US-GAAP AS OF AND FOR THE YEAR ENDED MARCH 31, 2004 AND 2003

SUPPLEMENTAL US-GAAP INFORMATION AS OF MARCH 31, 2004 AND 2003:

As of March 31, 2004 Grant Prideco European Holding LLC., held a 50.01% interest as limited partner in voestalpine Tubulars GmbH & Co KG.

RECONCILIATION

Setout below is a reconciliation of the net income and partners' capital under Austrian GAAP to those under US-GAAP to comply with SEC requirements.

			Year ended	Year ended	Year ended
			March 31, 2004	March 31, 2003	March 31, 2002
			EUR	EUR	EUR
Net income in accordance with Austrian GAAP			7,905,045	23,330,292	33,736,144
Inventories	a	)	233,482	(70,454)	(20,322)
Pensions	b	)	(270,332)	(136,816)	588,653
Postemployment benefits	c	)	(1,120,507)	(628,498)	439,036
Anniversary bonuses	d	)	(48,589)	(33,643)	(83,883)
Provision for losses on inventory	e	)	149,113	(14,713)	246,460
Financial instruments	f	)	—	298,081	(298,081)
Unrealized gain/loss on available-for-sale securities	g	)	(46,007)	(69,011)	92,014
Deferred income taxes	h	)	—	1,817,344	(1,817,344)

Net income in accordance with US-GAAP			6,802,205	24,492,582	32,882,677

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

			as of March 31, 2004	as of March 31, 2003	as of March 31, 2002
			EUR	EUR	EUR
Partners’ Capital in accordance with Austrian GAAP			60,087,342	75,323,182	84,490,482
Untaxed reserves	i	)	178,361	367,476	1,605,883

			60,265,703	75,690,658	86,096,365
Inventories	a	)	1,476,401	1,242,919	1,313,374
Pensions	b	)	181,505	451,837	588,653
Postemployment benefits	c	)	(3,406,417)	(2,285,910)	(1,657,412)
Anniversary bonuses	d	)	(208,351)	(159,762)	(126,119)
Provisions for losses on inventory	e	)	—	(149,113)	(134,400)
Financial Instruments	f	)	(95,177)	(762,179)	(298,081)
Deferred income taxes	h	)	—	—	(1,817,344)

Partner’s Capital in accordance with US-GAAP			58,213,664	74,028,450	83,965,036

voestalpine Tubulars GmbH & Co KG

in EUR

STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2004			2003
	Austrian GAAP	Reconcilation	US GAAP	Austrian GAAP	Reconcilation	US GAAP
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the year	7,905,045	(1,102,840)	6,802,205	23,330,292	1,162,290	24,492,582
Adjustments to reconcile net income to net cash used in operating activities:
Loss/gain on sale of assets	(28,342)	—	(28,342)	(60,000)	—	(60,000)
Depreciation and Amortization	5,108,029	46,007	5,154,036	4,348,835	69,011	4,417,846
Changes in current assets and liabilities:
Accounts receivable	4,135,616	(5,302,994)	(1,167,378)	(4,501,632)	6,320,507	1,818,875
Inventories	(1,145,665)	278,409	(867,256)	4,521,029	107,983	4,629,012
Other current assets	(432,185)	48,104	(384,081)	6,069,176	(4,784,189)	1,284,987
Other assets	261,364	—	261,364	276,111	—	276,111
Advance payments	(764,546)	—	(764,546)	689,177	—	689,177
Accounts payable	1,425,877	59,012	1,484,889	(1,786,638)	(80,675)	(1,867,313)
Other current liabilities	(1,160,769)	138,507	(1,022,262)	30,134	(3,536,420)	(3,506,286)
Other long-term liabilities	(169,284)	1,439,428	1,270,144	295,572	798,956	1,094,528

Cash provided by operating activities	15,135,140	(4,396,367)	10,738,773	33,212,056	57,463	33,269,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of assets — proceeds	28,342	—	28,342	60,000	—	60,000
Additions to property, plant and equipment, net of payments on account	(7,304,562)	—	(7,304,562)	(7,692,170)	—	(7,692,170)
Decrease / increase in intangible assets	(657,553)	—	(657,553)	(105,957)	—	(105,957)
Decrease / increase in financial assets	162	—	162	529	—	529

Cash used in investing activities	(7,933,611)	—	(7,933,611)	(7,737,598)	—	(7,737,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(23,330,000)	—	(23,330,000)	(33,736,000)	—	(33,736,000)
Capital increase (limited partner)	—	—	—	—	—	—
Repayment of long-term debt	(5,170,437)	3,992,456	(1,177,981)	(1,226,747)	(57,463)	(1,284,210)
Repayment of other liabilities — financing	(1,331,063)	—	(1,331,063)	(1,331,063)	—	(1,331,063)

Cash used in financing activities	(29,831,500)	3,992,456	(25,839,044)	(36,293,810)	(57,463)	(36,351,273)

DECREASE IN CASH AND CASH EQUIVALENTS	(22,629,971)	(403,911)	(23,033,882)	(10,819,352)	—	(10,819,352)
voestalpine group treasury, beginning of year	50,627,164	—	50,627,164	62,302,159	—	62,302,159
Cash, beginning of year	974,877	—	974,877	119,234	—	119,234
voestalpine group treasury, end of year	(28,873,360)	403,911	(28,469,449)	(50,627,164)	—	(50,627,164)

Cash, end of year	98,710	—	98,710	974,877	—	974,877

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the year ended March 31,
	2002
	Austrian GAAP	Reconcilation	US GAAP
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the year	33,736,144	(853,467)	32,882,677
Adjustments to reconcile net income to net cash used in operating activities:
Loss/gain on sale of assets	(4,513)	—	(4,513)
Depreciation and Amortization	3,757,592	(92,014)	3,665,578
Changes in current assets and liabilities:
Accounts receivable	3,427,407	(547,383)	2,880,024
Inventories	(3,386,800)	(248,954)	(3,635,754)
Other current assets	(4,487,838)	3,934,993	(552,845)
Other assets	(2,084,878)	—	(2,084,878)
Advance payments	(1,686,258)	—	(1,686,258)
Accounts payable	(9,342,097)	508	(9,341,589)
Other current liabilities	308,565	2,685,116	2,993,681
Other long-term liabilities	1,996,159	(943,806)	1,052,353

Cash provided by operating activities	22,233,483	3,934,993	26,168,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of assets — proceeds	4,513	—	4,513
Additions to property, plant and equipment, net of payments on account	(6,401,820)	—	(6,401,820)
Decrease / increase in intangible assets	(257,620)	—	(257,620)
Decrease / increase in financial assets	504	—	504

Cash used in investing activities	(6,654,423)	—	(6,654,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(21,701,000)	—	(21,701,000)
Capital increase (limited partner)	29,475	—	29,475
Repayment of long-term debt	2,791,767	(3,934,993)	(1,143,226)
Repayment of other liabilities — financing	(1,331,063)	—	(1,331,063)

Cash used in financing activities	(20,210,821)	(3,934,993)	(24,145,814)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,631,761)	0	(4,631,761)
voestalpine group treasury, beginning of year	66,101,653	—	66,101,653
Cash, beginning of year	951,501	—	951,501
voestalpine group treasury, end of year	(62,302,159)	—	(62,302,159)

Cash, end of year	119,234	0	119,234

voestalpine Tubulars GmbH & Co KG

Statements of Partners’ Capital (US-GAAP)

	Share Capital	Share Capital	Additional	Retained
in EUR	Limited Partners	Unlimited Partner	Paid-In Capital	Earnings
Balance, March 31, 2001	17,957,051	1,817	477,294	54,580,700
Net Income	—	—	—	32,882,677
Unrealized loss on available-for-sale securities	—	—	—	—
Dividends paid 2000/01	—	—	—	(21,671,525)
Offsetting loss 4-6/1999 - limited partner	29,476	—	—	(29,476)

Balance, March 31, 2002	17,986,527	1,817	477,294	65,762,376

Net Income	—	—	—	24,492,582
Unrealized gain on available-for-sale securities	—	—	—	—
Unrealized loss effective portion of cash flow hedges	—	—	—	—
Dividends paid 2001/02	—	—	—	(33,736,000)

Balance, March 31, 2003	17,986,527	1,817	477,294	56,518,958

Net Income	—	—	—	6,802,205
Unrealized gain on available-for-sale securities	—	—	—	—
Unrealized loss effective portion of cash flow hedges	—	—	—	—
Dividends paid 2002/03	—	—	—	(23,330,000)

Balance, March 31, 2004	17,986,527	1,817	477,294	39,991,163

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other Comprehensive		Comprehensive
in EUR	Income (Loss)	Total	Income
Balance, March 31, 2001	(223,234)	72,793,628	21,477,535
Net Income	—	32,882,677	32,882,677
Unrealized loss on available-for-sale securities	(39,744)	(39,744)	(39,744)
Dividends paid 2000/01	—	(21,671,525)	—
Offsetting loss 4-6/1999 - limited partner	—	—	—

Balance, March 31, 2002	(262,978)	83,965,036	32,842,933

Net Income	—	24,492,582	24,492,582
Unrealized gain on available-for-sale securities	69,011	69,011	69,011
Unrealized loss effective portion of cash flow hedges	(762,179)	(762,179)	(762,179)
Dividends paid 2001/02	—	(33,736,000)	—

Balance, March 31, 2003	(956,146)	74,028,450	23,799,414

Net Income	—	6,802,205	6,802,205
Unrealized gain on available-for-sale securities	667,003	667,003	667,003
Unrealized loss effective portion of cash flow hedges	46,006	46,006	46,006
Dividends paid 2002/03	—	(23,330,000)	—

Balance, March 31, 2004	(243,137)	58,213,664	7,515,214

The material adjustments made for US-GAAP purposes as analyzed above are as follows:

a) Inventories

Inventories, which include materials and conversion costs, are stated at the lower of cost or market. Market is defined as replacement cost for raw materials and net realizable value for other inventories. The average cost method is used to cost the raw materials and supplies.

Austrian GAAP manufacturing costs include direct material and labor and the applicable variable manufacturing overheads. US-GAAP manufacturing cost in addition include fixed manufacturing overheads.

b) Provisions for defined benefit pension plan

Defined benefit pension plan

The Company provides defined benefits for 6 executive officers and their surviving dependents. In addition the Company has the obligation to pay a defined amount for 64 employees, based on a contractual settlement of pension benefit obligations. Provisions for pension payments were calculated using actuarial principles. The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. For US-GAAP financial statements, the actuarial gains and losses are amortized over the average remaining service period (5 years, amortization 1). For Austrian GAAP actuarial gains and losses are realized immediately. The difference amounts to 182 TEUR (2003: 452 TEUR) in equity and 270 TEUR (2003: 137 TEUR) in Income Statement.

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

On March 31, 2003, the voestalpine group decided to limit the amount of unrecognized gains or losses by an additional amortization (amortization 2). The unrecognized gains or losses were limited to 17% of the PBO as to the maximum. There are no additional expenses from that limitation in 2003/04 (235 TEUR in the financial year 2002/03).

c) Provisions for postemployment benefits

Certain employees are eligible to receive severance payments upon termination of their employment. Eligible employees receive severance payments equal to a multiple of their monthly compensation, which comprises fixed compensation plus variable elements like overtime. Maximum severance is equal to a multiple of twelve times eligible monthly compensation. In case of death, the heirs of an eligible employee will receive 50% of the severance benefits.

Provisions for postemployment benefits were calculated using actuarial principles. The estimates are based on actuarially computed best estimates of long-term rate of voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

obligation escalation. For US-GAAP financial statements the provisions are calculated according to the projected unit method applying different discount rates and an additional rate of compensation increase. Application of this different accounting treatment for US GAAP financial statements resulted in a decrease in equity, amounting to 3,406 TEUR (2003: 2,286 TEUR) and in a decrease of net income amounting to 1,121 TEUR (2003: 628 TEUR). The actuarial gains and losses are amortized over the average remaining service period of 15 years.

d) Provisions for anniversary bonuses

Employees are eligible to receive a cash bonus after a specified service period. The bonus is equal to one-month salary after 25 years of service, two months salary after 35 years of service and 3 months salary after 40 years of service. The compensation is accrued as earned over the period of service taking into account estimates of employees whose employment will be terminated. Differences between US GAAP and Austrian GAAP are similar as for postemployment benefits as described in note c) above. The difference amounts to 208 TEUR (2003: 160 TEUR) in equity and 49 TEUR (2003: 34 TEUR) in income statement. All actuarial gains and losses are recognized immediately in the period realized.

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

e) Inventories -Anticipated losses from firm purchase commitments

Austrian GAAP allows for exclusion of fixed manufacturing overheads when determining cost of inventories. Thus, the calculation and timing of recognition of anticipated losses related to firm purchase commitments may differ under US GAAP. In the year 2003/04, for local reporting purposes, the Company accounted for the provision according to US-GAAP for the first time.

f) Financial Instruments

     For Austrian GAAP, foreign currency receivables (payables) recognized in the balance sheet are translated into Euro at the lower (higher) of the exchange rate at the transaction date or the balance sheet date. For US GAAP, foreign currency receivables and payables are translated using the exchange rate at the balance sheet date. For Austrian GAAP purposes accounts receivable and accounts payable already recognized on the balance sheet are measured at the rate stated in the foreign exchange forward.

     In 2003, the Company introduced a policy to hedge all significant foreign currency items For US GAAP purposes, foreign currency exchange forwards are recognized in the balance sheet at their fair value. Changes in the fair value of foreign exchange forwards, which relate to future transactions are recognized directly in equity since March 31, 2003. In 2002, these changes have been included in the income statement since the documentation requirements for hedge accounting were not fullfilled. For Austrian GAAP, foreign exchange forwards which relate to future transactions are only recognized in the balance sheet if they have a negative fair value.

     The Company also entered into two interest rate swap agreements to reduce the exposure to changes in floating interest rate payments of the long-term bonds. Floating rate payments are based on rates tied to the European inter-bank offered rate. The variable rates amounted to 2.181% at March 31, 2004 and 2.868% at March 31, 2003.

     For US GAAP the interest rate swaps are recognized in the balance sheet at its fair value. Changes in fair value are directly posted to equity in 2004 and 2003. In 2002 changes in the fair value have been recorded in the income statement. For Austrian GAAP the interest rate swaps are not recognized.

g) Unrealized gain/loss on available for sale securities

The Company has classified investments (mutual funds) as available-for-sale securities that are stated at fair value based upon market quotes. Unrealized holding gains up to previously recognized losses and losses on available-for-sale securities are included in net income of the period according to Austrian GAAP, but reported as a component of accumulated other comprehensive income (loss) until realized under US-GAAP.

voestalpine Tubulars GmbH & Co KG — NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2004 AND 2003

h) Income Taxes

The Austrian Corporate Income Tax Act does not apply to limited partnerships and the Company is not treated as a tax subject. As income taxes have to be paid by the partners, no provisions for current or deferred taxes are recorded in the US-GAAP financial statements of the Company. However, under Austrian GAAP, the Company may elect to record a deferred tax asset. In the period ended March 31, 2002, the Company chose to record such a tax asset but changed that accounting policy in the period ended March 31, 2003.

i) Untaxed reserves

Untaxed reserves represent investment allowances which are not considered as a component of Partners’ capital under Austrian GAAP until certain requirements imposed by Austrian income tax rules are complied with. Since the entity is not subject to income tax, under US GAAP, the related amounts are added back as a component of Partners’ Capital for the respective years, computed in accordance with US GAAP.

Dipl.Ing. Hubert WASTL	Hilkka WITT

Kindberg, May 3, 2004

Attachment 1

voestalpine Tubulars GmbH & Co KG	DEVELOPMENT OF FIXED ASSETS

		Purchase-/Production Cost
		Position on			Reclassi-	Position on
		4/1/2003	addition	disposals	fication	3/31/2004
		EUR	EUR	EUR	EUR	EUR
1.2.1.1.	Franchises, patents and similar rights and benefits as well as licenses
	resulting therefrom	6,191,253	397,827	10,742	0	6,578,338
	Software	2,004,513	397,827	10,742	0	2,391,598
	Energy easement	1,924,487		0	0	1,924,487
	Sourcing rights	2,262,253		0	0	2,262,253
1.2.1.3.	Payments on account and software not yet in use	0	259,726	0		259,726

1.2.1.	Intangible Assets	6,191,253	657,553	10,742	0	6,838,064

1.2.2.1.	Built-up land
1.2.2.1.1.	with residential buildings
1.2.2.1.1.	Value of buildings	3,600	0	0	0	3,600
1.2.2.1.2.	with industrial and office buildings
1.2.2.1.2.	Property value	719,163	0	2,242	0	716,921
1.2.2.1.2.	Value of buildings	47,602,428	97,100	0	173,387	47,872,915
1.2.2.2.	Vacant land	4,633	0	0	0	4,633
	Land and buildings	48,329,824	97,100	2,242	173,387	48,598,069
1.2.2.5.	Machinery and equipment	165,815,643	4,878,314	8,069,510	2,962,922	165,587,369
1.2.2.8.	Fixtures and fittings, tools and equipment	16,334,405	933,743	1,494,428	144,031	15,917,751
1.2.2.9.	Payments on account and tangible assets in course of construction	4,065,937	1,674,626	268,902	-3,280,340	2,191,321

1.2.2.	Tangible Assets	234,545,809	7,583,783	9,835,082	0	232,294,510

1.2.3.1.	Holdings	44		0	0	44
1.2.3.1.1.
1.2.3.2.	Loans receivable	162	0	162	0	0
1.2.3.3.	Securities (loan stock rights) held
1.2.3.3.1.	as fixed assets	4,179,327	0	0	0	4,179,327
	Other notes	0	0	0	0	0

1.2.3.	Financial Assets	4,179,533	0	162	0	4,179,371

1.2.	Total Assets	244,916,595	8,241,336	9,845,986	0	243,311,945

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciation	revaluation	Book Value	Book Value	Depreciation
		(cumulative)	of the period	3/31/2004	3/31/2003	of the period
		EUR	EUR	EUR	EUR	EUR
1.2.1.1.	Franchises, patents and similar rights and benefits as well as licenses
	resulting therefrom	5,094,030	0	1,484,308	1,564,854	478,374
	Software	1,779,533	0	612,065	440,588	226,351
	Energy easement	1,924,487	0	0	0
	Sourcing rights	1,390,010	0	872,243	1,124,266	252,023
1.2.1.3.	Payments on account and software not yet in use	0	0	259,726	0	0

1.2.1.	Intangible Assets	5,094,030	0	1,744,034	1,564,854	478,374

1.2.2.1.	Built-up land
1.2.2.1.1.	with residential buildings
1.2.2.1.1.	Value of buildings	3,600	0	0	0	0
1.2.2.1.2.	with industrial and office buildings
1.2.2.1.2.	Property value	0	0	716,921	719,163	0
1.2.2.1.2.	Value of buildings	40,840,684	0	7,032,231	7,530,796	769,052
1.2.2.2.	Vacant land	0	0	4,633	4,633	0
	Land and buildings	40,844,284	0	7,753,785	8,254,592	769,052
1.2.2.5.	Machinery and equipment	140,489,614	0	25,097,755	20,101,159	2,837,116
1.2.2.8.	Fixtures and fittings, tools and equipment	13,194,206	0	2,723,545	2,715,820	1,069,494
1.2.2.9.	Payments on account and tangible assets in course of construction	0	0	2,191,321	4,065,937	0

1.2.2.	Tangible Assets	194,528,104	0	37,766,406	35,137,508	4,675,662

1.2.3.1.	Holdings	0	0	44	44	0
1.2.3.1.1.
1.2.3.2.	Loans receivable	0	0	0	162	0
1.2.3.3.	Securities (loan stock rights) held
1.2.3.3.1.	as fixed assets	147,960	46,007	4,031,367	3,985,360	0
	Other notes	0	0	0	0	0

1.2.3.	Financial Assets	147,960	46,007	4,031,411	3,985,566	0

1.2.	Total Assets	199,770,094	46,007	43,541,851	40,687,928	5,154,036

EXHIBIT INDEX

Exhibit Number	Description
23.2	Consent of KPMG Alpen-Treuhand GmbH
31.1	Certification of Michael McShane
31.2	Certification of Matthew D. Fitzgerald
32.1	Section 906 Certification