Form 10-Q
period 2004-09-30
GRANT PRIDECO INC
filed 2004-11-09
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

Commission file number 001-15423

Grant Prideco, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	76-0312499
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

400 N . Sam Houston Pkwy. East
Suite 900
Houston, Texas	77060
(Address of Principal Executive Offices)	(Zip Code)

(281) 878-8000
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

     Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]      No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 1, 2004
Common Stock, par value $0.01 per share	123,559,179

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GRANT PRIDECO, INC.

Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$250,260	$212,928	$695,032	$577,056
Costs and Expenses:
Cost of sales	150,575	138,590	423,958	390,434
Sales and marketing	33,431	29,920	93,290	75,993
General and administrative	20,859	17,076	60,222	48,946
Research and engineering	4,978	4,966	15,292	13,029
Other charges	3,803	—	9,035	78

	213,646	190,552	601,797	528,480

Operating Income	36,614	22,376	93,235	48,576
Other Income (Expense):
Interest Expense	(10,352)	(10,800)	(31,342)	(32,674)
Other Income, Net	1,609	1,742	3,971	10,026
Equity Income (Loss) in Unconsolidated Affiliates	559	(568)	272	1,103

	(8,184)	(9,626)	(27,099)	(21,545)

Income from Continuing Operations Before Income Taxes	28,430	12,750	66,136	27,031
Income Tax Expense	(8,403)	(4,462)	(21,162)	(9,456)

Income from Continuing Operations Before Minority Interests	20,027	8,288	44,974	17,575
Minority Interests	(1,326)	(883)	(4,107)	(2,339)

Income from Continuing Operations	18,701	7,405	40,867	15,236
Income (Loss) from Discontinued Operations, Net of Tax	21	79	(9,222)	108

Net Income	$18,722	$7,484	$31,645	$15,344

Basic Net Income Per Share:
Income from continuing operations	$0.15	$0.06	$0.33	$0.13
Income (loss) from discontinued operations	0.00	0.00	(0.07)	0.00

Net Income	$0.15	$0.06	$0.26	$0.13

Basic weighted average shares outstanding	123,805	121,775	122,874	121,597
Diluted Net Income Per Share:
Income from continuing operations	$0.15	$0.06	$0.32	$0.12
Income (loss) from discontinued operations	0.00	0.00	(0.07)	0.00

Net Income	$0.15	$0.06	$0.25	$0.12

Diluted weighted average shares outstanding	126,603	123,308	125,525	123,311

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.

Consolidated Balance Sheets
(In thousands, except par value amount)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current Assets:
Cash	$34,966	$19,230
Restricted cash	1,981	283
Accounts receivable, net of allowance for uncollectible accounts of $6,960 and $3,539, respectively	207,144	212,285
Inventories	270,746	231,994
Current deferred tax assets	27,555	30,283
Other current assets	17,721	16,788

	560,113	510,863
Property, Plant, and Equipment, Net	247,103	251,236
Goodwill	392,877	396,944
Intangible Assets, Net	45,865	36,250
Investments In and Advances to Unconsolidated Affiliates	48,026	47,786
Other Assets	15,581	18,982

	$1,309,565	$1,262,061

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$12,214	$11,073
Accounts payable	76,875	74,408
Current deferred tax liabilities	3,533	3,763
Accrued labor and benefits	42,209	30,406
Federal income taxes payable	11,702	14,401
Other accrued liabilities	45,587	32,204

	192,120	166,255
Long-Term Debt	391,037	426,853
Deferred Tax Liabilities	29,038	26,965
Other Long-Term Liabilities	13,911	23,843
Commitments and Contingencies	—	—
Minority Interests	14,917	12,031
Stockholders’ Equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	1,236	1,212
Capital in excess of par value	513,018	482,122
Treasury stock, at cost	(7,975)	(6,692)
Retained earnings	168,668	137,023
Deferred compensation obligation	10,013	9,366
Accumulated other comprehensive loss	(16,418)	(16,917)

	668,542	606,114

	$1,309,565	$1,262,061

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$31,645	$15,344
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of businesses, net	(774)	(3,488)
Loss on sale of discontinued operations	11,446	—
Depreciation and amortization	31,778	32,200
Non-cash portion of other charges	6,010	(73)
Deferred income tax	6,085	(2,487)
Stock-based compensation expense	3,180	2,237
Deferred compensation expense	1,339	1,233
Minority interests in consolidated subsidiaries	4,107	2,339
Equity (income) loss in unconsolidated affiliates, net of dividends	4,491	12,636
(Gain)/Loss on sale of assets	(4,799)	195
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable, net	1,832	(32,280)
Inventories	(41,761)	(5,203)
Other current assets	3,173	21,137
Other assets	1,962	791
Accounts payable	4,421	11,271
Other accrued liabilities	17,759	1,218
Other, net	(3,930)	3,688

Net cash provided by operating activities	77,964	60,758
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(33,833)	(8,261)
Proceeds from sale of businesses, net of cash disposed	2,180	24,064
Proceeds from sale of discontinued operations, net of cash disposed	20,159	—
Investments in and advances to unconsolidated affiliates	(2,501)	(3,711)
Capital expenditures for property, plant, and equipment	(29,529)	(28,386)
Proceeds from sale of fixed assets	7,193	250

Net cash used in investing activities	(36,331)	(16,044)
Cash Flows From Financing Activities:
Repayments on debt, net	(42,296)	(50,404)
Purchases of treasury stock	(2,000)	(1,847)
Proceeds from stock option exercises	18,397	379

Net cash used in financing activities	(25,899)	(51,872)
Effect of Exchange Rate Changes on Cash	2	344

Net Increase (Decrease) in Cash	15,736	(6,814)
Cash at Beginning of Year	19,230	21,878

Cash at End of Period	$34,966	$15,064

Non-Cash Activities:
Non-interest bearing note issued in conjunction with an acquisition	$3,961	—

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1. General

Basis of Presentation

     The accompanying consolidated financial statements of Grant Prideco, Inc. (the “Company” or “Grant Prideco”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions between Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The Annual Report on Form 10-K for the year ended December 31, 2003 includes disclosures related to significant accounting policies including revenue recognition, inventory valuation, business combinations, impairment of long-lived assets, goodwill and intangible assets, deferred tax asset valuation, estimates related to contingent liabilities and future claims, and pension liabilities.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2004 classifications. These reclassifications have no impact on net income. As explained in Note 14, during the second quarter of 2004, the Company completed the sale of its Texas Arai division. Prior year results of operations of Texas Arai have been reclassified as discontinued operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include reserves for inventory obsolescence, restructuring, self-insurance, valuation of goodwill and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities, and purchase accounting allocations. Actual results could differ from those estimates. Based on the Company’s review of accounts receivable at September 30, 2004, an increase to the allowance for doubtful accounts of $1.9 million was recorded, of which $1.6 million related to the Drill Bits segment, and was included in the Consolidated Statements of Operations in “Sales and marketing” for the three-month period ended September 30, 2004.

2. Stock-Based Compensation

     Pro Forma Stock Option Compensation Expense

     The Company has elected to account for its stock–based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, as allowed under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock–Based Compensation”. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option at the time of grant is equal to or greater than the market price of the Company’s common stock. Reported net income does include compensation expense associated with restricted stock awards and accelerated vesting of certain stock awards related to severance.

     Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the Company’s incentive compensation plans, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Net Income as Reported	$18,722	$7,484	$31,645	$15,344
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	608	415	3,736	2,421
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,881)	(1,888)	(8,061)	(10,492)

Pro Forma Net Income	$17,449	$6,011	$27,320	$7,273

Net Income Per Share:
Basic as reported	$0.15	$0.06	$0.26	$0.13
Basic pro forma	0.14	0.05	0.22	0.06
Diluted as reported	0.15	0.06	0.25	0.12
Diluted pro forma	0.14	0.05	0.22	0.06

     The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and are amortized over the vesting period of the underlying options.

     Restricted Stock

     In February 2004, the Company awarded 341,950 shares of restricted stock to officers and other key employees under the Company’s 2000 Employee Stock Option and Restricted Stock Plan (2000 Plan). The restricted shares vest on the ninth anniversary of the date of grant (February 2013), however there is an accelerated vesting schedule based on the achievement of certain predetermined performance metrics. Beginning with the third anniversary date of the grant through the eighth anniversary date, the performance metrics are evaluated annually and early vesting will occur for meeting the performance goals. Restricted shares are subject to certain restrictions on ownership and transferability when granted. Unearned compensation of $4.7 million was recorded based on the market value of the shares on the date of grant and is being recognized ratably over the expected vesting period. For the nine-month period ended September 30, 2004, the Company recorded compensation expense of $0.5 million related to these shares.

     Also included in the February 2004 restricted stock award was a tax gross up bonus component based on the incremental tax rate needed to reimburse the employees for the federal income taxes resulting from the vesting of the restricted shares. As the tax gross-up bonus component will change based on the share price at the vesting date, the estimated cash liability to the employees is considered to be a variable award under APB No. 25 and therefore the liability is required to be adjusted as the stock price changes. The estimated tax liability at September 30, 2004 was $4.7 million based on the stock price at that date, and is being recognized ratably over the expected vesting period. For the nine-month period ended September 30, 2004, the Company recorded compensation expense of $0.6 million associated with this liability.

3. Comprehensive Income

     Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Net Income	$18,722	$7,484	$31,645	$15,344

Foreign currency translation adjustments	3,268	(2,775)	499	366
Realized currency translation adjustment on Rotator included in net income, net of tax of $170	—	(316)	—	(316)

Net foreign currency translation adjustment, net of tax	3,268	(3,091)	499	50

Total Comprehensive Income	$21,990	$4,393	$32,144	$15,394

4. Inventories

     Inventories by category are as follows:

	September 30,	December 31,
	2004	2003
	(In thousands)
Raw Materials, Components and Supplies	$103,593	$96,528
Work in Process	50,978	36,889
Finished Goods	116,175	98,577

Total	$270,746	$231,994

     5. Property, Plant and Equipment

     Net property, plant and equipment consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Land	$21,529	$22,715
Buildings and Improvements	77,296	85,322
Machinery and Equipment	264,470	255,788
Furniture and Fixtures	27,999	23,479
Construction in Progress	23,435	19,856

	414,729	407,160
Less: Accumulated Depreciation	(167,626)	(155,924)

Net	$247,103	$251,236

6. Other Charges

     Results for the three- and nine-month periods ended September 30, 2004 include other charges of $3.8 million ($2.7 million net of tax) and $9.0 million ($6.1 million net of tax), respectively. The three months ended September 30, 2004 include charges of $3.8 million related to the relocation of the Company’s Corporate offices in September. The year to date charges also include $2.1 million due to lease termination, severance and other exit costs related to the Drilling Products rationalization program and $3.2 million of severance costs related to the Tubular Technology and Services organizational restructuring.

     These charges are summarized in the following chart (in thousands):

	Drilling	Tubular
	Products	Technology				Liability
	and	and		Total		Balance
	Services	Services	Corporate	Charges	Utilized	9/30/04
Drilling Products Rationalization Program:
Lease termination costs (a)	$1,430	$—	$—	$1,430	$107	$1,323
Severance costs (b)	272	—	—	272	272	—
Other exit costs (c)	349	—	—	349	349	—

	2,051	—	—	2,051	728	1,323
Severance Costs (d)	—	3,207	—	3,207	3,207	—
Corporate Relocation Charge (e)	—	—	3,777	3,777	3,777	—

Total	$2,051	$3,207	$3,777	$9,035	$7,712	$1,323

(a)	The lease termination costs of $1.4 million, primarily recorded in the first quarter of 2004, are for a long-term lease which is expected to be repaid over the next year for equipment located at the Company’s Canadian facility. Due to the downsizing of the Company’s Canadian operations, this equipment will no longer be utilized. This amount was included in “Other Current Liabilities” in the Consolidated Balance Sheets.

(b)	Severance costs of $0.3 million, primarily recorded in the first quarter of 2004, relate to employees that were terminated in connection with the downsizing of the Company’s Canadian operations. These costs related to 79 employees and were paid in July 2004.

(c)	Other exit costs of $0.3 million, primarily recorded in the first quarter of 2004, are associated with the downsizing of the Canadian operations and the closing of the Company’s manufacturing facility.

(d)	Severance costs of $3.2 million, of which $0.9 million was recorded in the first quarter of 2004 and $2.3 million was recorded in the second quarter of 2004, relate to the organizational restructuring of the Company’s Tubular Technology and Services segment. These costs relate to 4 employees and of the $3.2 million, $2.5 million related to accelerated vesting of stock options with the remaining $0.7 million paid by June 2004.

(e)	Corporate relocation charge of $3.8 million, recorded in the third quarter of 2004, primarily relates to the write-off of leasehold improvements and furniture and fixtures resulting from the relocation of the Company’s Corporate offices in September 2004.

7. Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. The computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2004 did not include options to purchase 2.4 million and 3.9 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period. The computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2003 did not include options to purchase 5.4 million and 5.2 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period.

8. Senior Credit Facility

     As of September 30, 2004, the Company had outstanding borrowings of $20.5 million under its $240 million Senior Credit Facility (Senior Credit Facility), which related to the term loan portion of the Senior Credit Facility. Additionally, the Company had $6.4 million of revolver availability reserved to support outstanding letters of credit. At September 30, 2004, the Company had no outstanding balances under the revolver portion of its Senior Credit Facility. Net borrowing availability was $153.0 million.

9. Goodwill and Other Intangible Assets

     The carrying amount of goodwill by reporting unit is as follows:

			Tubular
	Drilling		Technology
	Products		and
	and Services	Drill Bits	Services	Other	Total
			(In thousands)
Balance at December 31, 2002	$125,199	$155,983	$111,367	$1,534	$394,083
Acquisitions	—	5,823	3,047	—	8,870
Dispositions	—	—	(6,443)	(1,534)	(7,977)
Translation and Other Adjustments	4,259	509	(2,800)	2,500	4,468
Impairment Loss	—	—	—	(2,500)	(2,500)

Balance at December 31, 2003	$129,458	$162,315	$105,171	$—	$396,944
Acquisitions	—	3,754	—	—	3,754
Dispositions	—	—	(8,038)	—	(8,038)
Translation and Other Adjustments	257	(40)	—	—	217

Balance at September 30, 2004	$129,715	$166,029	$97,133	$—	$392,877

     During the second quarter of 2004, the Company sold its Texas Arai operations. Goodwill allocated to this sale of $8.0 million was based upon the proportional relative fair market value of Texas Arai to the Tubular Technology and Services reporting unit that was retained. See Note 14 for further discussion of this discontinued operation.

     Intangible assets of $45.9 million and $36.3 million, net of accumulated amortization of $9.2 million and $7.3 million, as of September 30, 2004 and December 31, 2003, respectively, are recorded at cost and are amortized on a straight-line basis. The Company’s intangible assets primarily consist of patents, technology licenses, customer relationships, trademarks and covenants not to compete that are amortized over the definitive terms of the related agreement or the Company’s estimate of their useful lives if there are no definitive terms. See Note 12 for further discussion of newly acquired intangibles. The following table shows the Company’s intangible assets by asset category:

	September 30, 2004			December 31, 2003
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
			(In thousands)
Patents	$45,620	$(5,035)	$40,585	$33,160	$(2,877)	$30,283
Technology Licenses	1,438	(467)	971	1,288	(373)	915
Customer Relationships	3,300	(293)	3,007	3,300	(167)	3,133
Trademarks	1,610	(717)	893	1,610	(424)	1,186
Covenants Not to Compete	3,125	(2,716)	409	4,150	(3,417)	733

	$55,093	$(9,228)	$45,865	$43,508	$(7,258)	$36,250

     Amortization expense related to intangible assets for the nine-month periods ended September 30, 2004 and 2003 was $3.3 million and $3.0 million, respectively, and is recorded in “General and Administrative” and “Research and Engineering” expenses in the Consolidated Statements of Operations. Amortization expense related to existing intangible assets for the remainder of 2004 is estimated to be $1.1 million and for each of the years 2005 through 2009 is estimated to be approximately $4.3 million, $3.9 million, $3.6 million, $3.2 million, and $3.1 million, respectively.

10. Restricted Cash

     At September 30, 2004, the Company had $2.0 million of restricted cash. The restricted cash relates to the Company’s 60% interest in Tianjin Pipe Company (TPCO) and is subject to dividend and distribution restrictions; however, such cash is available to fund the local operations in China.

11. Segment Information

   Business Segments

     The Company operates through three primary business segments: Drilling Products and Services, Drill Bits and Tubular Technology and Services. In the first quarter of 2004, the Company announced an organizational restructuring which collapsed the former Marine Products and Services segment into the Tubular Technology and Services segment. This segment reporting change was made as these combined operations have similar economic characteristics and will be managed by one chief operating decision maker. Prior periods have been restated to conform to the current year presentation.

     The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The Drill Bits segment designs, manufactures, and distributes fixed-cutter and roller-cone drill bits. The Company’s Tubular Technology and Services segment designs, manufactures, and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company also has an Other segment, that prior to the first quarter of 2003, included the Company’s industrial drill pipe operations and its construction casing and water well operations. The Company exited the industrial drill pipe business in the second quarter of 2003 and the construction casing and water well business in the first quarter of 2003. This segment now only includes the remaining industrial product inventories and operations from three of the Company’s technology joint ventures, of which two of the joint ventures were either sold or terminated in the first quarter of 2004. See Note 13 for further discussion on dispositions.

	Drilling		Tubular
	Products		Technology
	and		and
THREE MONTHS ENDED:	Services	Drill Bits	Services	Other	Corporate		Total
			(In thousands)
September 30, 2004
Revenues from Unaffiliated Customers	$106,083	$79,492	$64,570	$115	$		$250,260
Operating Income (Loss)	24,942	15,700	8,705	(287)		(12,446)	36,614
September 30, 2003
Revenues from Unaffiliated Customers	$86,650	$68,081	$57,203	$994		$—	$212,928
Operating Income (Loss)	15,046	13,425	1,580	(1,714)		(5,961)	22,376

	Drilling		Tubular
	Products		Technology
	and		and
NINE MONTHS ENDED:	Services	Drill Bits	Services	Other	Corporate		Total
			(In thousands)
September 30, 2004
Revenues from Unaffiliated Customers	$282,007	$235,335	$175,815	$1,875	$		$695,032
Operating Income (Loss)	57,216	51,608	12,880	(1,994)		(26,475)	93,235
September 30, 2003
Revenues from Unaffiliated Customers	$219,861	$178,056	$170,378	$8,761		$—	$577,056
Operating Income (Loss)	29,759	36,543	6,033	(9,035)		(14,724)	48,576

12. Acquisitions

     On August 27, 2004, the Company acquired Diamond Products International, Inc. (DPI), a designer and manufacturer of specialized polycrystalline diamond compact (PDC) drill bits and coring equipment for $17.0 million in cash. Additionally, DPI is the market leader in bi-center bits with approximately 50% of market share. The purchase price for the DPI acquisition has been allocated to the fair values of assets acquired. The preliminary purchase price allocation is based upon the Company’s current estimates of respective fair values. The Company expects to finalize the determination of the fair value of assets acquired in 2004. Intangible assets recognized in this acquisition, which consists of patents, was approximately $5.5 million and goodwill recognized was approximately $3.8 million. This acquisition is included in the Company’s Drill Bits segment.

     On June 21, 2004, the Company acquired the polycrystalline diamond compact (PDC) manufacturing business of Novatek International, Inc. (Novatek) for $17.3 million in cash plus a non-interest bearing note payable of $4.2 million, with $3.0 million due June 2005 and $1.2 million due June 2006, which has been discounted to $4.0 million based on the Company’s incremental borrowing rate. The Company’s management believes that this acquired PDC technology will provide the Company’s Drill Bits segment with certain manufacturing capabilities to ensure a high quality supply of PDC cutters and better control over cutter technologies. The purchase price for the PDC acquisition has been allocated to the fair values of assets acquired. The preliminary purchase price allocation is based upon the Company’s current estimates of respective fair values. The Company expects to finalize the determination of the fair value of assets acquired in 2004. Intangible assets recognized in this acquisition, which consists of patents and a covenant not to compete, were approximately $7.0 million and there was no goodwill recognized. This acquisition is included in the Company’s Drill Bits segment.

     The acquisitions discussed above are included in the Consolidated Statements of Operations from their respective acquisition dates. These acquisitions are not material to the Company individually, or in the aggregate, therefore, pro forma information is not presented.

13. Dispositions

     On March 4, 2004, the Company sold its Plexus Ocean Systems (POS) rental wellhead business for $1.3 million in net cash. The POS operations were included in the Company’s Other segment. The Company recognized a pre-tax loss of $0.1 million on the sale, which was recorded in the Consolidated Statements of Operations in “Other Income, Net”. Revenues related to POS included in the Other segment’s results for the three- and nine-month periods ended September 30, 2003 were $0.2 million and $0.9 million, respectively and for the nine-month period ended September 30, 2004 revenues were $0.2 million. Operating loss related to POS for the three- and nine-month periods ended September 30, 2003 was $0.3 million and $0.4 million and for the nine-month period ended September 30, 2004 the operating results were break-even.

     On September 2, 2003, the Company sold Rotator AS (Rotator) for $14.3 million in cash, which included a post-closing working capital adjustment of $0.8 million that was recorded in the first quarter of 2004 in the Consolidated Statements of Operations in “Other Income, Net”. Revenues related to Rotator included in the Tubular Technology Services segment’s results for the three- and nine-month periods ended September 30, 2003 were $2.1 million and $8.6 million, respectively. Operating income related to Rotator for the three- and nine-month periods ended September 30, 2003 was $0.5 million and $1.3 million, respectively.

     During the third quarter of 2004, the Company sold its Bryan, Texas facility, along with some other fixed assets, and recorded a gain on sale of assets of $2.2 million, which was recorded in the Consolidated Statements of Operations in “Other Income, Net”.

14. Discontinued Operations

     On April 23, 2004, the Company sold the assets and business of its Texas Arai division for approximately $20.2 million in cash, subject to final working capital adjustments, and recognized a loss on sale of approximately $11.4 million, $10.1 million net of tax, which primarily related to the goodwill allocated to this operation (see Note 9). Texas Arai was previously included in the Company’s Tubular Technology and Services segment.

     Following are the condensed statements of operations from discontinued operations related to Texas Arai (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$—	$8,407	$12,833	$24,878
Income Before Income Taxes	32	122	1,378	173
Income Tax Expense	(11)	(43)	(482)	(65)

Income from Operations, Net of Tax	21	79	896	108
Loss on Disposal, Net of Tax	—	—	(10,118)	—

Income (Loss) from Discontinued Operations	$21	$79	$(9,222)	$108

     Intercompany sales and profit related to Texas Arai, which were eliminated from the condensed statements of operations above, were not material for the periods presented.

     Following is a condensed summary balance sheet of discontinued operations for the assets and liabilities sold related to Texas Arai, along with the goodwill allocated, which were included in the Consolidated Balance Sheet as of December 31, 2003 (in thousands):

Accounts Receivable	$4,116
Inventories	13,654

Total Current Assets	17,770
Property, Plant, and Equipment, Net	8,287
Goodwill	8,038

Total Assets	$34,095

Accounts Payable	$3,750
Other Current Liabilities	102

Total Liabilities	$3,852

15. Pension Plans

     U.S. Pension Plan

     The following table shows the components of Net Periodic Benefit Cost for the Company’s Reed Hourly Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Service Cost	$96	$228	$264	$310
Interest Cost	178	456	526	620
Expected Return on Plan Assets	(141)	(417)	(388)	(567)
Amortization of Initial Net Obligation	—	—	—	—
Amortization of Prior Service Cost	—	—	—	—
Amortization of Net Actuarial Gain	—	—	—	—
Administration Expenses	13	50	36	68
Settlements, Curtailment, and Special Termination Benefits	—	—	—	—

Net Periodic Benefit Cost	$146	$317	$438	$431

     As of September 2004, the Company had made contributions of $0.2 million to meet the minimum funding requirements.

     Non-U.S. Pension Plan

     The following table shows the components of Net Periodic Benefit Cost for the Company’s UK Hycalog Retirement Death Benefit Scheme:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
	(In thousands)
Service Cost	$—	$—
Interest Cost	210	630
Expected Return on Plan Assets	(225)	(676)
Amortization of Initial Net Obligation	—	—
Amortization of Prior Service Cost	—	—
Amortization of Net Actuarial Loss (Gain)	23	70
Administration Expenses	95	298
Settlements, Curtailment, and Special Termination Benefits	—	—

Net Periodic Benefit Cost	$103	$322

     There was no net periodic benefit pension cost recorded for the nine-month period ended September 30, 2003. In addition, the Company does not expect to make any contributions in 2004 related to this plan.

16. Investments in Unconsolidated Affiliates

     The Company’s 50.01% owned joint venture, Voest-Alpine, is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. Summarized financial information for Voest-Alpine is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Sales	$83,331	$61,257	$221,365	$176,799
Gross Profit	7,048	4,162	18,060	19,413
Net Income	2,868	1,111	5,940	7,232
Company’s Equity Income	1,726	518	3,319	4,324
Dividends Received	—	—	4,764	13,649

     The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on Voest-Alpine sales to the Company.

17. Preferred Supplier Credit Agreement

     In April 2000, Weatherford spun off Grant Prideco to its stockholders as an independent, publicly traded company (the “Distribution”). In connection with the initial capitalization of the Company, and in consideration of amounts due from the Company to Weatherford at the time of the Distribution, the Company entered into a preferred supplier agreement with Weatherford. Pursuant to this agreement Weatherford agreed for at least a three-year period from the Distribution date to purchase a minimum of 70% of its requirements of certain products from the Company; and the Company agreed to a $30 million credit, subject to a limitation of the application of the credit to no more than 20% of any purchase. In April 2003, the agreement was extended for two additional years and the unused preferred supplier credit balance was reduced by $6.6 million and was treated as a reduction in the accrued liability as a credit to other income. At September 30, 2004, the remaining credit balance of $4.5 million was classified as “Other Accrued Liabilities” in the Consolidated Balance Sheets.

18. Subsequent Event

     On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 repeals the tax code’s extraterritorial income (ETI) exclusion, which had been ruled illegal by the World Trade Organization, and replaces ETI with a percentage point domestic deduction for a range of domestic production activities. ETI will be phased out over the next two years and fully repealed by 2007. The percentage point domestic deduction will be phased in over the next five years and fully in place by 2010. In addition, the Act extended the carry forward period for foreign tax credits from five years to ten years. The Act had no effect on the Company’s third quarter operation as it was passed subsequent to September 30, 2004. The Company is currently determining the impact, if any, of the Act on its 2004 effective tax rate.

19. Subsidiary Guarantor Financial Information

     The following unaudited condensed consolidating statements of operations for the three- and nine-month periods ended September 30, 2004 and 2003, condensed consolidating balance sheet as of September 30, 2004, and condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2004 and 2003 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 9% and 9 5/8% Senior Notes are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2004
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$178,267	$71,993	$—	$250,260
Costs and Expenses:
Cost of sales	—	108,929	41,646	—	150,575
Selling, general, and administrative	—	44,235	15,033	—	59,268
Other charges	—	3,777	26	—	3,803

	—	156,941	56,705	—	213,646

Operating Income	—	21,326	15,288	—	36,614
Interest Expense	(9,563)	(734)	(55)	—	(10,352)
Other Income (Expense), Net	—	2,395	(786)	—	1,609
Equity Income in Unconsolidated Affiliates	—	559	—	—	559
Equity in Subsidiaries, Net of Taxes	25,585	—	—	(25,585)	—

Income from Continuing Operations Before Income Taxes	16,022	23,546	14,447	(25,585)	28,430
Income Tax (Expense) Benefit	2,700	(7,420)	(3,683)	—	(8,403)

Income from Continuing Operations Before Minority Interests	18,722	16,126	10,764	(25,585)	20,027
Minority Interests	—	—	(1,326)	—	(1,326)

Income from Continuing Operations	18,722	16,126	9,438	(25,585)	18,701
Income from Discontinued Operations, Net of Tax	—	21	—	—	21

Net Income	$18,722	$16,147	$9,438	$(25,585)	$18,722

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2003
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$116,628	$96,300	$—	$212,928
Costs and Expenses:
Cost of sales	—	85,891	52,699	—	138,590
Selling, general, and administrative	—	29,787	22,175	—	51,962
Other charges	—	—	—	—	—

	—	115,678	74,874	—	190,552

Operating Income	—	950	21,426	—	22,376
Interest Expense	(9,188)	(1,499)	(113)	—	(10,800)
Other Income (Expense), Net	2,183	2,186	(2,627)	—	1,742
Equity Loss in Unconsolidated Affiliates	—	(568)	—	—	(568)
Equity in Subsidiaries, Net of Taxes	12,038	—	—	(12,038)	—

Income from Continuing Operations Before Income Taxes	5,033	1,069	18,686	(12,038)	12,750
Income Tax (Expense) Benefit	2,451	(349)	(6,564)	—	(4,462)

Income from Continuing Operations Before Minority Interests	7,484	720	12,122	(12,038)	8,288
Minority Interests	—	—	(883)	—	(883)

Income from Continuing Operations	7,484	720	11,239	(12,038)	7,405
Income from Discontinued Operations, Net of Tax	—	79	—	—	79

Net Income	$7,484	$799	$11,239	$(12,038)	$7,484

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2004
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$480,433	$214,599	$—	$695,032
Costs and Expenses:
Cost of sales	—	306,758	117,200	—	423,958
Selling, general, and administrative	—	119,244	49,560	—	168,804
Other Charges	—	6,984	2,051	—	9,035

	—	432,986	168,811	—	601,797

Operating Income	—	47,447	45,788	—	93,235
Interest Expense	(27,569)	(3,410)	(363)	—	(31,342)
Other Income (Expense), Net	—	7,646	(3,675)	—	3,971
Equity Income in Unconsolidated Affiliates	—	272	—	—	272
Equity in Subsidiaries, Net of Taxes	50,392	—	—	(50,392)	—

Income from Continuing Operations Before Income Taxes	22,823	51,955	41,750	(50,392)	66,136
Income Tax (Expense) Benefit	8,822	(17,378)	(12,606)	—	(21,162)

Income from Continuing Operations Before Minority Interests	31,645	34,577	29,144	(50,392)	44,974
Minority Interests	—	—	(4,107)	—	(4,107)

Income from Continuing Operations	31,645	34,577	25,037	(50,392)	40,867
Loss from Discontinued Operations, Net of Tax	—	(9,222)	—	—	(9,222)

Net Income	$31,645	$25,355	$25,037	$(50,392)	$31,645

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2003
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$331,619	$245,437	$—	$577,056
Costs and Expenses:
Cost of sales	—	261,327	129,107	—	390,434
Selling, general, and administrative	—	79,890	58,078	—	137,968
Other charges	—	78	—	—	78

	—	341,295	187,185	—	528,480

Operating Income (Loss)	—	(9,676)	58,252	—	48,576
Interest Expense	(27,455)	(4,698)	(521)	—	(32,674)
Other Income (Expense), Net	3,488	12,562	(6,024)	—	10,026
Equity Income in Unconsolidated Affiliates	—	1,103	—	—	1,103
Equity in Subsidiaries, Net of Taxes	30,923	—	—	(30,923)	—

Income (Loss) from Continuing Operations Before Income Taxes	6,956	(709)	51,707	(30,923)	27,031
Income Tax (Expense) Benefit	8,388	(538)	(17,306)	—	(9,456)

Income (Loss) from Continuing Operations Before Minority Interests	15,344	(1,247)	34,401	(30,923)	17,575
Minority Interests	—	—	(2,339)	—	(2,339)

Income (Loss) from Continuing Operations	15,344	(1,247)	32,062	(30,923)	15,236
Income from Discontinued Operations, Net of Tax	—	108	—	—	108

Net Income (Loss)	$15,344	$(1,139)	$32,062	$(30,923)	$15,344

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2004
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash	$—	$25,655	$9,311	$—	$34,966
Restricted cash	—	—	1,981	—	1,981
Accounts receivable, net	—	127,087	80,057	—	207,144
Inventories	—	177,124	93,622	—	270,746
Current deferred tax assets	—	25,665	1,890	—	27,555
Other current assets	—	8,230	9,491	—	17,721

	—	363,761	196,352	—	560,113
Property, Plant, and Equipment, Net	—	147,381	99,722	—	247,103
Goodwill	—	204,669	188,208	—	392,877
Investments In and Advances to Subsidiaries	1,052,026	—	—	(1,052,026)	—
Investments In and Advances to Unconsolidated Affiliates	—	48,026	—	—	48,026
Other Assets	6,497	39,060	15,889	—	61,446

	$1,058,523	$802,897	$500,171	$(1,052,026)	$1,309,565

Liabilities And Stockholders’ Equity
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$11,776	$438	$—	$12,214
Accounts payable	—	38,853	38,022	—	76,875
Current deferred tax liabilities	—	(54)	3,587	—	3,533
Other accrued liabilities	15,543	44,366	39,589	—	99,498

	15,543	94,941	81,636	—	192,120
Long-Term Debt	374,438	15,209	1,390	—	391,037
Deferred Tax Liabilities	—	6,978	22,060	—	29,038
Other Long-Term Liabilities	—	9,907	4,004	—	13,911
Commitments and Contingencies	—	—	—	—	—
Minority Interests	—	—	14,917	—	14,917
Stockholders’ Equity	668,542	675,862	376,164	(1,052,026)	668,542

	$1,058,523	$802,897	$500,171	$(1,052,026)	$1,309,565

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(16,397)	$87,813	$6,548	$—	$77,964
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	—	(33,833)	—	—	(33,833)
Proceeds from sale of business, net of cash disposed	—	1,349	831	—	2,180
Proceeds from sale of discontinued operations, net of cash disposed	—	20,159	—	—	20,159
Investments in and advances to unconsolidated affiliates	—	(2,501)	—	—	(2,501)
Capital expenditures for property, plant & equipment	—	(13,939)	(15,590)	—	(29,529)
Proceeds from the sale of fixed assets	—	7,015	178	—	7,193

Net cash used in investing activities	—	(21,750)	(14,581)	—	(36,331)
Cash Flows From Financing Activities:
Repayments on debt, net	—	(40,019)	(2,277)	—	(42,296)
Purchases of treasury stock	(2,000)	—	—	—	(2,000)
Proceeds from stock option exercises	18,397	—	—	—	18,397

Net cash provided by (used in) financing activities	16,397	(40,019)	(2,277)	—	(25,899)
Effect of Exchange Rate Changes on Cash	—	—	2	—	2

Net Increase (Decrease) in Cash	—	26,044	(10,308)	—	15,736
Cash at Beginning of Year	—	2,620	16,610	—	19,230

Cash at End of the Period	$—	$28,664	$6,302	$—	$34,966

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2003
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(17,034)	$68,320	$9,472	$—	$60,758
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(1,851)	(1,250)	(5,160)	—	(8,261)
Proceeds from sale of business	24,064	—	—	—	24,064
Investments in and advances to unconsolidated affiliates	(3,711)	—	—	—	(3,711)
Capital expenditures for property, plant & equipment	—	(19,697)	(8,689)	—	(28,386)
Proceeds from the sale of fixed assets	—	74	176	—	250

Net cash provided by (used in) investing activities	18,502	(20,873)	(13,673)	—	(16,044)
Cash Flows From Financing Activities:
Repayments on debt, net	—	(46,047)	(4,357)	—	(50,404)
Purchases of treasury stock	(1,847)	—	—	—	(1,847)
Proceeds from stock option exercises	379	—	—	—	379

Net cash used in financing activities	(1,468)	(46,047)	(4,357)	—	(51,872)
Effect of Exchange Rate Changes on Cash	—	—	344	—	344

Net Increase (Decrease) in Cash	—	1,400	(8,214)	—	(6,814)
Cash at Beginning of Year	—	2,690	19,188	—	21,878

Cash at End of the Period	$—	$4,090	$10,974	$—	$15,064

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist you in understanding our financial condition as of September 30, 2004, and our results of operations for the three- and nine-month periods ended September 30, 2004 and 2003. This discussion should be read with our financial statements and their notes included elsewhere in this report, as well as our financial statements and their related notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

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

General

     We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. We operate through three business segments: (1) Drilling Products and Services, (2) Drill Bits, and (3) Tubular Technology and Services. In the first quarter of 2004, the Company announced an organizational restructuring that resulted in the former Marine Products and Services businesses now being reflected in the Tubular Technology and Services segment. Prior periods have been restated for comparability.

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

Exited Product Lines

     During the first quarter of 2003, we made a strategic decision to exit the manufacture and sale of industrial drilling products and oil and gas tubing product lines. Pursuant to this decision, we sold our Star Iron Works, Inc. (Star) subsidiary, shut down operations at our Bryan, Texas facility, and we are in the process of liquidating our remaining inventory related to this business. As a result of this decision, we recognized a $1.3 million pre-tax, $0.8 million after-tax, gain on the sale of our Star operation during the first quarter of 2003, and during the third quarter of 2004 we recognized a gain on sale of assets of $1.7 million pre-tax, $1.1 million after-tax, related to the sale of the Bryan, Texas facility. During the third quarter of 2003, we sold our Rotator control value business for $14.3 million in cash, which included a working capital adjustment of $0.8 million in the first quarter of 2004. Additionally, in March 2004 we sold our Plexus Ocean Systems (POS) business for $1.3 million in net cash and recorded a pre-tax loss on the sale of approximately $0.1 million. Gains (losses) on the above mentioned dispositions were recorded in “Other Income, Net” in the Consolidated Statements of Operations.

Discontinued Operations

     On April 23, 2004, we sold the assets and business of Texas Arai, Inc., our API coupling business, for approximately $20.2 million in cash. This sale reflects our continuing efforts to improve long-term profitability by focusing on our premium product lines within the Tubular Technology and Services segment. Due primarily to the write-off of goodwill associated with this business, we recorded an after-tax loss of approximately $10.1 million associated with this sale. The results from Texas Arai and the loss on sale are reported as discontinued operations. Accordingly, prior year results of operations have been reclassified to conform to current year presentation.

Acquisitions

PDC Technology

     In June 2004, we acquired the polycrystalline diamond compact (PDC) manufacturing business of Novatek International, Inc. for $17.3 million in cash plus a non-interest bearing note payable of $4.2 million. We believe that this acquired PDC technology will provide our Drill Bits segment with certain manufacturing capabilities to ensure a high quality supply of PDC cutters and better control over cutter technologies.

Diamond Products International

     In August 2004, we acquired Diamond Products International, Inc. (DPI), which is a designer and manufacturer of specialized PDC drill bits and coring equipment, for approximately $17 million in cash. Additionally, DPI is the market leader in bi-center bits and will be included in our Drill Bits segment.

Market Trends and Outlook

     Our business is primarily dependent on the level of oil and gas drilling activity worldwide, which, in turn, depends on the level of capital spending by major, independent, and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. All of our business segments generally track the level of domestic and international drilling activity, however, their revenues, cash flows, and profitability follow the rig count at different stages within the market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count until customers no longer have sufficient inventory to sustain current and near-term expected future activity. Drill bit demand and our Drill Bits segment’s earnings and cash flows have closely tracked the worldwide rig count. Results from our premium connections and accessories product lines in our Tubular Technology and Services segment predominately follow changes in North American offshore drilling, deep drilling, and natural gas drilling rig counts; but short-term demand is also affected by inventories held by oil country tubular goods (OCTG) distributors. Demand for other product lines in this segment can also follow the level of worldwide offshore drilling activity.

     For the periods below, the revenues, profitability, and cash flows from each of our business segments have been impacted by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Three Months Ended
	September 30, 2004	December 31, 2003	September 30, 2003
WTI Oil(a)
Average	$43.91	$31.18	$30.21
Ending	49.64	32.52	29.20
Henry Hub Gas(b)
Average	$5.50	$5.09	$4.88
Ending	6.45	5.80	4.68
North American Rig Count(c)
Average	1,555	1,517	1,471
Ending	1,530	1,531	1,441
International Rig Count(c)
Average	846	791	782
Ending	866	803	792

(a)	Price per barrel of West Texas Intermediate (WTI) crude. Source: Bloomberg Energy/Commodity Service.

(b)	Price per MMBtu. Source: Bloomberg Energy/Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).

Future Market Trends and Expectations

     Looking forward, we anticipate that our results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity. These perceptions depend on their views regarding the sustainability of oil and natural gas prices. Commodity prices have been particularly strong during the first three quarters of 2004, and this has resulted in increased drilling activity. This activity contributed to the increase in our September 30, 2004 backlog to $207.4 million, which is our highest company backlog level since 2001. For the fourth quarter of 2004, we forecast a stable drilling environment, except for Canada where we anticipate seasonal improvement in the winter drilling season. We believe this strong environment and improved backlog should result in improved revenues from our Drilling Products segment for the remaining part of the year, and it should drive continued strong performance from our Drill Bits segment. Our Tubular Technology and Services segment was able to increase its revenues and profitability in the third quarter of this year despite its strong leverage to the Gulf of Mexico rig count, which has remained weak. We believe the fourth quarter of 2004 should be relatively flat with the third quarter for this segment.

     Steel prices and availability could also affect our future results. Steel prices have significantly increased since the end of 2003. This increase was caused primarily by increases in the prices paid by our suppliers for scrap and coke utilized in their operations. As a result, the costs for tubulars utilized to manufacture tool joints, drill collars, and heavyweight drill pipe have increased. Rising steel costs could offset some of the anticipated benefits from our vertical integration in China. So far, we have been fairly successful in charging higher prices by imposing surcharges to our customer base to offset any cost increases borne by us as a result of these changes in steel prices. We anticipate that we will continue to be successful in passing on these increased costs through surcharges. However, there is no assurance that we will continue to be able to successfully accomplish this in all regions in which we operate. To the extent we are unable to do so, our results of operations would be adversely affected.

     When forecasting our operations for the fourth quarter of 2004, we relied on various assumptions, including stable drilling activity, except for strong seasonal improvement in Canada. We also anticipated benefits from pricing increases implemented at our Drilling Products and Drill Bits segments earlier in the year. For our Tubular Technology segment, we believe distributors already hold low inventories and will not be able to follow their normal practice of seasonally reducing inventories of our products in the fourth quarter. Using these assumptions, we expect to earn between $0.17 and $0.20 per share during the fourth quarter of 2004.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

     The following table summarizes the results of the Company (in thousands):

	Three Months Ended September 30,
	2004		2003	% Change
Revenues:
Drilling Products and Services	$106,083		$86,650	22%
Drill Bits	79,492		68,081	17
Tubular Technology and Services	64,570		57,203	13
Other	115		994	(88)

Total Revenues	$250,260		$212,928	18%

Operating Income (Loss):
Drilling Products and Services	$24,942		$15,046	66%
Drill Bits	15,700		13,425 (b)	17
Tubular Technology and Services	8,705		1,580	451
Other	(287)		(1,714)	(83)
Corporate	(12,446	) (a)	(5,961)	109

Total Operating Income	$36,614		$22,376	64%

(a)	Includes other charges of $3.8 million related to the relocation of our corporate offices in September 2004.

(b)	Includes transition costs of $1.0 million related to the ReedHycalog acquisition in December 2002.

     Consolidated revenues increased by $37.3 million, or 18%, in the third quarter of 2004 compared to last year’s third quarter. Consolidated operating income increased $14.2 million, or 64%, in the third quarter of 2004 compared to last year’s third quarter, which included charges and transition costs mentioned above. The improvement was a result of sales increases across most of our product lines and operating efficiencies resulting from improved utilization, Drilling Products and Services’ rationalization program and Tubular Technology and Services’ restructuring program, both implemented earlier this year.

     Drilling Products and Services

     Revenues for the Drilling Products and Services segment increased 22% in the third quarter of 2004, to $106.1 million, compared to last year’s third quarter. Operating income margins increased from 17% in last year’s third quarter to 24% in the third quarter of 2004. These improvements reflect a 6% increase in drill pipe footage sold and increased sales of other drill stem products, which includes heavyweight drill pipe, drill collars and tool joints. In addition, this segment’s results reflect the benefits from the rationalization program implemented at the beginning of the year, which increased facility utilization and provided efficiency improvements.

     Drill Bits

     Revenues for the Drill Bits segment increased 17% in the third quarter to $79.5 million. This increase was primarily attributable to increased revenues in the U.S., which substantially exceeded the 13% increase in U.S. active rigs year-over-year. This segment continues to have strong success in its new product lines, which include ReedHycalog’s rotary steerable bit technologies and directional products, ReedHycalog’s TReX™ diamond technology and, more recently, the introduction of the TuffCutter™, TuffDuty™ and Titan™ lines of roller-cone products. In addition, this segment expanded its presence in the “bi-center” bit market with the acquisition of DPI in September 2004. Operating income increased by $2.3 million; however, margins remained flat year-over-year at 20%. Operating income in the third quarter of 2003 included transition costs of $1.0 million while the third quarter of 2004 included a provision for bad debts of $1.6 million.

     Tubular Technology and Services

     Revenues for the Tubular Technology and Services segment increased 13% in the third quarter of 2004, to $64.6 million, compared to last year’s third quarter. Operating income margins increased from 3% in last year’s third quarter to 13% in the third quarter of 2004. These increases reflect improved results at the segment’s XL Systems, TCA and Premium divisions due to overall increased drilling activity, strong mill activity, low distributor inventory levels and the benefit of cost cutting initiatives implemented since last year. These increases were partially offset by decreased revenues at the segment’s Tube-Alloy division as its revenues were negatively impacted by the storms in the Gulf of Mexico. In addition, the third quarter of 2003 includes the results of the Rotator division, which was sold in September 2003.

     Other Segment

     Revenues for the Other segment in the third quarter were $0.1 million compared to $1.0 million in last year’s third quarter. Operating loss was $0.3 million in the third quarter compared to an operating loss of $1.7 million in last year’s third quarter. These decreases reflect the exiting of the Company’s industrial product lines during 2003.

     Corporate

     Corporate expenses for the third quarter of 2004 were $12.4 million, which includes other charges of $3.8 million related to the relocation of the Company’s corporate offices in September 2004, compared to $6.0 million in last year’s third quarter. Excluding the charge, the increase was primarily due to the issuance of restricted stock (see Note 2), higher annual incentives, costs related to the implementation of Sarbanes-Oxley and amortization of the Company’s new ERP system.

     Other Items

     Our interest expense decreased $0.4 million in the third quarter of 2004 compared to the same period in 2003. This decrease was due to lower debt balances year-over-year.

     Our equity income (loss) in unconsolidated affiliates increased $1.2 million, from a loss of $0.6 million for the three months ended September 30, 2003 to income of $0.6 million for the same period in 2004. This improvement primarily reflects increased equity income from the Company’s investment in Voest-Alpine partially offset by increased development spending in the Company’s IntelliServ® joint venture.

     Other income, net in the third quarter of 2003 included a $2.2 million gain from the sale of the Company’s Rotator control valve business and the third quarter of 2004 included net gains on sales of assets of $2.2 million, which included $1.7 million related to the sale of our Bryan, Texas facility.

     The Company’s year to date effective tax rate was 32%, which resulted in the lowering of the third quarter’s tax rate to 30% due to the cumulative effect of the reduction from the previous quarter’s (June 30, 2004) year to date tax rate of 34%. The rate decrease was primarily attributable to lower expected foreign taxes due to the favorable renegotiation of a tax holiday for certain foreign operations.

Results of Operations

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

     The following table summarizes the results of the Company (in thousands):

	Nine Months Ended September 30,
	2004		2003		% Change
Revenues:
Drilling Products and Services	$282,007		$219,861		28%
Drill Bits	235,335		178,056		32
Tubular Technology and Services	175,815		170,378		3
Other	1,875		8,761		(79)

Total Revenues	$695,032		$577,056		20%

Operating Income (Loss):
Drilling Products and Services	$57,216	(a)	$29,759		92%
Drill Bits	51,608		36,543	(d)	41
Tubular Technology and Services	12,880	(b)	6,033	(e)	113
Other	(1,994)		(9,035	) (e)	(78)
Corporate	(26,475	) (c)	(14,724	) (f)	80

Total Operating Income	$93,235		$48,576		92%

(a)	Includes other charges of $2.1 million related to the Drilling Products rationalization program, which includes lease termination, severance and other exit costs.

(b)	Includes other charges of $3.2 million related to severance due to the Tubular Technology and Services organizational restructuring.

(c)	Includes other charges of $3.8 million related to the relocation of our corporate offices in September 2004.

(d)	Includes transition costs of $3.1 million related to the ReedHycalog acquisition in December 2002.

(e)	Includes other charges of $6.4 million, $0.4 million in Tubular, Technology, and Services and $6.0 million in Other, related to inventory reserves for exited product lines which were classified as cost of sales.

(f)	Includes other charges of $1.5 million for stock compensation expense and a $1.4 million credit for a previously recorded contingent liability.

     Consolidated revenues increased $118.0 million, or 20%, for the nine months ended September 30, 2004 compared to the same period last year. Consolidated operating income increased $44.7 million, or 92%, for the nine months ended September 30, 2004 compared to the same period last year, which included charges and transition costs mentioned above. These increases were a result of improved performance in each of our operating segments, reflecting the 10% increase in worldwide active rigs. Also, efficiencies and cost reductions were being realized from our Drilling Products rationalization program and our Tubular Technology and Services organizational restructuring, both implemented earlier in 2004.

Drilling Products and Services

     Revenues for the Drilling Products and Services segment increased 28% for the nine months ended September 30, 2004, to $282.0 million, compared to the same period in 2003. Operating income margins increased to 20% for the nine months ended September 30, 2004, which includes other charges of $2.1 million related to the rationalization program, from 14% for the same period in 2003. These improvements reflect a 21% increase in drill pipe footage sold, and increased sales of other drill stem products, including heavyweight drill pipe, drill collars and tool joints. In addition, this segment’s results reflect the benefits from the rationalization program implemented at the beginning of the year, which increased facility utilization and provided efficiency improvements.

Drill Bits

     Revenues for the Drill Bits segment increased 32% for the nine months ended September 30, 2004, to $235.3 million, compared to the same period in 2003. This increase was primarily attributable to increased revenues in the U.S., which substantially exceeded the 16% increase in U.S. active rigs year-over-year. Operating income margins increased to 22% for the nine month’s ended September 30, 2004 from 21% for the same period in 2003 primarily due to transition costs of $3.1 million in 2003, while 2004 included provision for bad debts of $2.1 million. This segment continues to have strong success in its new product lines and recently expanded its presence in the “bi-center” bit market with the acquisition of DPI in September 2004.

Tubular Technology and Services

     Revenues for the Tubular Technology and Services segment increased 3% for the nine months ended September 30, 2004, to $175.8 million, compared to the same period in 2003. The year-over-year increase was primarily due to increased sales at our TCA and XL Systems divisions due to overall increased drilling activity and strong mill activity. These increases were partially offset by decreased sales in our premium threading and accessories businesses and 2003 includes revenues from our Rotator division that was sold in September 2003. Operating income margins increased to 7% for the nine months ended September 30, 2004, which included severance costs of $3.2 million, from 4% for the same period in 2003, which included an inventory reserve charge of $0.4 million. Operating income margin improvements reflect the restructuring program implemented earlier this year.

Other Segment

     Revenues for the Other segment for the nine months ended September 30, 2004 were $1.9 million compared to $8.8 million for the same period in 2003. The decrease in revenues was due to the exiting of our industrial product lines during 2003, coupled with the sale of our POS business in the first quarter of 2004. Operating loss was $2.0 million for the nine months ended September 30, 2004 compared to $9.0 million for the same period in 2003. The 2003 operating loss included an inventory reserve charge of $6.0 million related to the exiting of the industrial product lines.

Corporate

     Corporate operating loss for the nine months ended September 30, 2004 was $26.5 million, which included other charges of $3.8 million related to the relocation of our Corporate offices in September 2004, compared to $14.7 million for the same period in 2003. Excluding the charge, the increase was primarily due to the issuance of restricted stock (See note 2), higher annual incentives, costs related to the implementation of Sarbanes-Oxley and amortization of the Company’s new ERP system.

Other Items

     Our interest expense decreased $1.3 million for the nine months ended September 30, 2004 compared to the same period in 2003. This decrease was due to lower debt balances year-over-year.

     Our equity income in unconsolidated affiliates decreased $0.8 million, from $1.1 million for the nine months ended September 30, 2003 to $0.3 million for the same period in 2004. This decrease primarily reflects decreased equity income from the Company’s investment in Voest-Alpine coupled with increased development spending in the Company’s IntelliServ® joint venture. Also, 2003 includes equity losses related to Jiangsu Shuguang Grant Prideco Tubular Limited (JSG), which we acquired a majority interest in March 2003.

     Other income, net decreased $6.0 million, from $10.0 million for the nine months ended September 30, 2003 to $4.0 million for the same period in 2004. The decrease primarily relates to a $6.6 million gain in 2003 from favorably renegotiating a liability to our former parent.

     The effective tax rate for the nine months ended September 30, 2004 was 32% compared to 35% for the same period in 2003. The rate decrease was primarily attributable to lower expected U.S. taxes due to the intention by the Company to indefinitely reinvest the current year earnings of certain foreign subsidiaries.

Liquidity and Capital Resources

Overview

     At September 30, 2004, we had cash of $35.0 million, working capital of $368.0 million, and unused borrowing availability of $153.0 million under our revolving credit facility, compared to cash of $19.2 million, working capital of $344.6 million, and unused borrowing availability of $122.3 million at December 31, 2003.

     The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Net Cash Provided by Operating Activities	$77,964	$60,758
Net Cash Used in Investing Activities	(36,331)	(16,044)
Net Cash Used in Financing Activities	(25,899)	(51,872)

Operating Activities

     Net cash flows provided by operating activities increased by $17.2 million for the nine months ended September 30, 2004 compared to the same period in 2003. Cash flow before changes in operating assets and liabilities increased by $34.4 million reflecting the $25.6 million increase in income from continuing operations, which was offset by a use of cash of $17.2 million related to a net increase in operating assets. This use of cash was primarily due to increased inventories reflecting the increased drilling activity.

Investing Activities

     Net cash used in investing activities increased by $20.3 million for the nine months ended September 30, 2004 compared to the same period in 2003. This increase is primarily attributable to higher cash payments for acquisitions of businesses of $25.6 million, which were partially offset by increased proceeds from the sales of businesses (including the discontinued operations of Texas Arai) and fixed assets of $5.2 million. Cash payments for business acquisitions for the nine months ended September 30, 2004 include $17.3 million for the PDC business and $16.5 million for DPI, while the activity in 2003 includes $3.1 million of post-closing acquisition payments related to both ReedHycalog and POS and $5.2 million for acquiring an additional 35% interest in Rotator. Proceeds from the sale of businesses for the nine months ended September 30, 2004 include $20.2 million for Texas Arai, $1.3 million for POS and $0.8 million for a post-closing receipt related to Rotator, while the activity in 2003 includes $13.1 million for the sale of Rotator and $11.0 million for Star.

Financing Activities

     Net cash used in financing activities increased $26.0 million for the nine months ended September 30, 2004 compared to the same period in 2003. This change primarily reflects increased proceeds from stock options exercised in 2004 and decreased repayments on our debt due to less outstanding under our revolving credit facility year-over-year. As of September 30, 2004, there were no borrowings outstanding under the revolver portion of our Senior Credit Facility.

     Capital Expenditures

     Our capital expenditures for property, plant, and equipment totaled $29.5 million and $28.4 million for the nine months ended September 30, 2004 and 2003, respectively. We currently expect to expend approximately $40 million for capital expenditures for property, plant, and equipment during 2004. Much of this spending will be related to our capital improvement program to reduce production costs and improve efficiencies and our capital expansion programs in China and Singapore.

     Senior Credit Facility and Other Long-Term Debt

     Our debt balances are primarily comprised of: (1) borrowings under our Senior Credit Facility, (2) our 9 5/8% Senior Notes due 2007, and (3) our 9% Senior Notes due 2009.

     As of September 30, 2004, we had outstanding borrowings of $20.5 million under our $240 million Senior Credit Facility (Senior Credit Facility) related to the term loan portion of the facility. In October 2004, we paid off this remaining term loan balance. Additionally, we had $6.4 million of revolver availability reserved to support outstanding letters of credit. At December 31, 2003, we had outstanding borrowings of $57.2 million under the Senior Credit Facility, of which $42.9 million related to the term loan portion and $14.3 million related to the revolving credit facility. Additionally, we had $5.9 million of revolver availability reserved to support outstanding letters of credit.

     Currently, required principal and interest payments for our outstanding debt are approximately $11.8 million for the remainder of 2004. We currently expect to satisfy all capital expenditures and debt service requirements during 2004 from operating cash flows, with any shortfall utilizing existing cash balances and the revolver portion of our Senior Credit Facility.

     Based on our current projected capital expenditures, required principal and interest payments, operating cash flows, existing cash balances, and estimated availability under the Senior Credit Facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during such period. Acquisitions and expansions will be financed from cash flows from operations, borrowings under our Senior Credit Facility, or through the issuance of additional debt and equity financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount, and form of issue dependent on the prevailing market and general economic conditions.

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

     In connection with our spinoff from Weatherford in April 2000, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed for at least a three-year period from April 2000 to purchase at least 70% of its requirements for certain products from us. In return, we agreed to sell those products at prices not greater than the price that we sell to similarly situated customers, and, as partial consideration for amounts due to Weatherford at that time, we provided Weatherford a $30 million credit towards 20% of the purchase price of those products. In the second quarter of 2003, we renegotiated this contract with Weatherford, which extended this contract until March 2005 and reduced the unused preferred supplier credit balance by $6.6 million. At September 30, 2004, the remaining credit balance was $4.5 million and was included in “Other Accrued Liabilities” in the Consolidated Balance Sheets.

Recent Accounting Pronouncements

     There are no new accounting pronouncements applicable to this period.

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

     In modeling our earnings for all of 2004, we have made numerous assumptions regarding our operations that are fully described in our Annual Report on Form 10-K and this Form 10-Q.

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

     We rely on various suppliers to supply the components utilized to manufacture our drilling products and premium casing. The availability of the raw materials is not only a function of the availability of steel, but also the alloy materials that are utilized by our suppliers in manufacturing tubulars that meet our proprietary chemistries. Currently, there is a worldwide shortage of scrap, coke and alloys that has caused raw material prices to increase for steel tubulars, billets and bars utilized in our manufacturing operations. To date, these shortages have not caused a material disruption in availability or our manufacturing operations, however, there can be no assurance that material disruptions could not occur in the future. If material disruptions to raw materials availability occur, it could adversely affect our results of operations and our ability to increase our manufacturing operations to meet the increased revenues upon which our forward-looking statements are based.

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

     For the nine-month period ended September 30, 2004, we have derived approximately 39% of our total revenues from our facilities outside the U.S. In addition, a large part of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the U.S., including Mexico, Austria, Italy, United Kingdom, China, Indonesia, and Singapore. Our operations in certain international locations are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

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

     As of September 30, 2004, approximately $54.7 million of our revenues were earned by our Chinese operations. As is customary in this country, it is common for our Chinese operations to settle receivables and payables through bearer bonds and notes. Recently, Chinese banks have been experiencing a shortage of currencies, which could affect our ability to fully realize these notes. At September 30, 2004, we were not holding any such notes. To date, our Chinese operations have not experienced significant losses as a result of such practice; however, there can be no assurance that such losses could not occur in the future. Any such losses could have a materially adverse affect on our results of operations in the period in which they occur.

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

     At the end of 2003, our management completed a review and assessment of our drill stem manufacturing operations that resulted in a downsizing of certain of our operations, primarily in Canada. As a result of this downsizing, during 2003 we wrote-off various equipment and assets that were no longer useful in our business and incurred approximately $2.1 million in lease termination, severance, and other exit costs as of September 2004.

     At the beginning of 2004, we also announced the combination of our Marine Products and Services businesses into our Tubular Technology and Services segment. As a result of this combination, we incurred approximately $3.2 million in severance and related costs.

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

     In the ordinary course of business, Grant Prideco utilizes third-party agents to assist in the sale of its products in various countries. For certain countries and customers, the agent is actually the contracting party with the ultimate end-user of the product. Also, in connection with our purchase of ReedHycalog drill bit business in December 2002, we were required to operate through a transition structure in various international locations until we were able to create the necessary legal and operating structure to operate on a stand-alone basis. During this transition period, sales in these countries were invoiced and are being collected through the seller of the ReedHycalog business, who was acting as our agent or nominee in those countries. As of September 30, 2004, we had approximately $6.3 million of receivables outstanding that relate to sales made through this transition structure. For all sales made through third-party agents, we are not only subject to the credit risk associated with the end-user of the product, but also the third-party agent as well, and collecting such receivables often requires additional company effort, and most importantly, can extend the receivable collection period. Any write-offs associated with such receivables could have an adverse impact on our results of operations during the period in which any such write-off occurs.

Off-Balance Sheet Financing

     We do not have any off-balance sheet hedging, financing arrangements or contracts expect for those associated with our investments in two companies that are not consolidated in our financial statements: Voest-Alpine and Intelliserve.

ITEM 3. Quantitative and Qualitative Market Risk Disclosures

Interest Rates

     Currently, we have variable interest rate debts totaling approximately $20.5 million. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rates were to increase by 1% from September 2004 levels, our combined interest expense would increase by approximately $0.2 million annually.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter ended September 30, 2004. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2004, to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

Reporting Under Section 404 of the Sarbanes-Oxley Act of 2002

     Beginning with the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report on our internal control over financial reporting with our annual report on Form 10-K. In order to achieve compliance with Section 404 within the prescribed period, management has formed an internal control steering team, retained outside consultants and adopted a detailed project work plan in order to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that were identified and validate through testing that controls were functioning as documented.

     As of the date of this report, the Company has substantially documented its internal control systems and begun the testing of such controls, and our independent auditors have begun their required reviews and testing, which in the natural flow of work follow our own testing of controls. As a result of these procedures to date, the Company has not identified any material weaknesses in internal controls over financial reporting.

     Under the Company’s Section 404 implementation schedule, the Company is scheduled to complete all of its testing, remediations and retesting by the end of fiscal 2004. However, we have not yet provided our independent auditors all of our internal documentation and results of testing to date and our plans for necessary remediations, and due to the fact many of their procedures must naturally follow our completion, the current schedule does not contemplate final completion of our independent auditors’ procedures until after year-end. Thus, the existing schedule is extremely tight and provides for very little flexibility for the Company to modify its existing implementation schedule and respond to any unforeseen or unexpected results that may occur as the Company and our independent auditors complete the necessary procedures. As a result of this extremely tight timetable, and based upon specific communications from our independent auditors as to their assessment of where we currently stand, there exists a significant risk that (a) the Company will not be able to timely complete its assessment and remedy and test any unexpected or unknown internal control weaknesses, (b) even if we are able to complete the procedures necessary for management’s assessment, our independent auditors will not be able to complete their necessary work on a timely basis and complete their assessment, (c) our reports could disclose the existence of a material weakness in internal controls and (d) there could be a delay in our independent auditor’s issuance of their audit opinion regarding our fiscal 2004 financial statements if they are required to expand their audit procedures and scope due to the detection of a material weakness in internal controls. Since these Sarbanes-Oxley Act Section 404 requirements are new, we are not able to predict the adverse impact, if any, these possible events could have on the markets for our publicly-traded securities, or what, if any, the legal consequences to the Company might be.

     While significant risks do exist and no assurances can be made that we will successfully complete the project, our current implementation schedule provides for completion of our Section 404 Project on a timely basis, and the Company believes that it has the adequate internal and external resources to meet this schedule.

Changes in Internal Controls

     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits -

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 906 Certification

(b)	Reports filed on Form 8-K during the three months ended September 30, 2004 -

1.	Report on Form 8-K dated July 28, 2004, filing the Company’s press release related to its second quarter 2004 results of operations.

2.	Report on Form 8-K, dated August 13, 2004, filing the Company’s press release to various trade publications relating to internal management changes.

3.	Report on Form 8-K, dated September 7, 2004, filing the Company’s press release providing information regarding an investor presentation on September 8, 2004

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

Date: November 9, 2004

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 906 Certification