Form 10-K/A
period 2003-12-31
GRANT PRIDECO INC
filed 2004-12-16
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to Form 10-K on

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
SIGNATURES
EXHIBIT INDEX
Consent of KPMG Alpen-Treuhand GmbH
Certification of Michael McShane
Certification of Matthew D. Fitzgerald
Section 906 Certification

Explanatory Paragraph

     Grant Prideco, Inc. (the Company) is filing Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2003. The sole purpose of Amendment No. 2 is to incorporate the restated audited financial statements of voestalpine TUBULARS GmbH & Co KG (VA), an Austrian partnership of which the Company owns a 50.01%, for the year ended March 31, 2004 (VA’s fiscal year-end) to reflect a subsequent reclassification within the Partners’ capital section of the VA Balance Sheet and the related impact on Net profit in the VA Income Statement in order to permit retained earnings to be available for distribution to the partners. The financial statements of VA are required to be filed as Item 15(a) 2 — Financial Statement Schedules pursuant to Rule 3-09 of Regulation S-X. This Amendment No. 2 had no impact on the previously filed Grant Prideco, Inc. consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003 and does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of March 15, 2004 of the Annual Report on Form 10-K for the year ended December 31, 2003. Additionally, in connection with the filing of Amendment No. 2 and pursuant to SEC rules, the Company is including certain currently dated certifications.

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

Date: December 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following individuals on behalf of the registrant and in the capacities indicated.

Signature	Capacity In Which Signed	Date
/s/ MICHAEL MCSHANE	Chief Executive Officer, President and Chairman of the	December 15, 2004
Michael McShane	Board
(Principal Executive Officer)

/s/ MATTHEW D. FITZGERALD	Senior Vice President and Chief Financial Officer
Matthew D. Fitzgerald	(Principal Financial Officer)	December 15, 2004
/s/ GREG L. BOANE	Corporate Controller (Principal Accounting Officer)	December 15, 2004
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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Attachment 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole .

Accounting principles generally accepted in Austria vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 5 to the financial statements.

As described in Note 6, the financial statements of the Company as of and for the year ended March 31, 2004 have been restated to reflect a resolution passed by the Partners to increase the amount of net profit available for distribution to Partners in future periods.

Vienna, Austria
November 15, 2004

KPMG Alpen-Treuhand GmbH
Wirtschaftsprüfungs- und Steuerberatungsgesellschaft

/s/ Mag. Helmut Kerschbaumer	/s/ Mag. Rainer Hassler

Wirtschaftsprüfer und Steuerberater (Austrian Chartered Accountant)

voestalpine Tubulars GmbH & Co KG
Balance Sheets as of March 31, 2004 and 2003
(Austian GAAP - in EUR)

Assets

			March 31, 2004	March 31, 2003
A.	FIXED ASSETS
	I.	Intangible assets	1,744,034	1,564,854
	II.	Property, plant and equipment	37,766,406	35,137,508
	III.	Financial assets	4,031,411	3,985,566

			43,541,851	40,687,928

B.	CURRENT ASSETS
	I.	Inventories
		1. Raw materials, supplies and consumables	9,053,230	8,778,474
		2. Unfinished goods	4,844,703	5,820,642
		3. Finished goods	7,606,252	5,759,404

			21,504,185	20,358,520

	II.	Receivables and other assets
		1. Accounts receivable from trade	2,955,195	7,570,020
		2. Receivables from affiliated companies	492,964	144,397
		3. Receivables from associated companies	528,535	397,893
		4. Other receivables and assets	32,857,588	54,179,207

			36,834,282	62,291,517

	III.	Cash and cash equivalents
		1. Cash in hand	16,036	12,185
		2. Cheques	33,015	70,184
		3. Cash at banks	49,659	892,508

			98,710	974,877

			58,437,177	83,624,914

C.	Deferred Charges
		1. Staff participation program	1,547,404	1,808,767

			1,547,404	1,808,767

Total Assets			103,526,432	126,121,609

Liabilities and Stockholder’s Equity

			March 31,2004	March 31,2003
A.	PARTNERS’ CAPITAL
	I.	Unlimited partner’s share	1,817	1,817
	II.	Limited partner’s share
		1. stipulated deposit	17,986,527	17,986,527
	III.	Additional paid-in capital
		1. Not designated capital reserves	477,294	477,294
	IV.	Retained earnings
		1. Other reserves	28,715,685	33,526,570
	V.	Net profit	12,906,019	23,330,974
		thereof profit/loss carried forward	974	682

			60,087,342	75,323,182

B.	UNTAXED RESERVES
		1. Investment allowance	178,361	367,476

C.	PROVISIONS
		1. Provisions for severance payments	6,286,056	6,470,580
		2. Provisions for pensions	696,403	1,196,328
		3. Provisions for anniversary bonuses	2,230,249	1,715,084
		4. Provisions for vacations	1,380,838	1,408,073
		5. Other provisions	4,509,758	5,498,408

			15,103,304	16,288,473

D.	LIABILITIES
		1. Long term bank loans	3,028,204	4,239,370
		2. Short term liabilities to banks	34,146	3,993,418
		3. Advance payments	711,059	1,475,605
		4. Accounts payable from trade	6,628,585	7,385,999
		5. Accounts payable to affiliated companies	89,044	750
		6. Accounts payable to associated companies	11,044,608	8,949,611
		7. Other liabilities	6,621,779	8,097,725
		thereof for taxes	536,465	507,867
		thereof social security contributions	827,114	763,895

			28,157,425	34,142,478

Total Liabilities and Partners' Capital			103,526,432	126,121,609

	Contingent Obligations		12,809,071	6,196,281

voestalpine Tubulars GmbH & Co KG
INCOME STATEMENT
(in EUR)

			YEAR ENDED MARCH 31,
			2004	2003	2002
1.	Sales
	a)	Sales in Austria	25,350,086	22,911,863	17,362,871
	b)	Sales abroad	171,456,064	206,450,907	242,469,104

			196,806,150	229,362,770	259,831,975

2.	Changes in unfinished and finished goods		870,909	(5,147,239)	4,288,690
3.	Own work capitalised		178,820	968,937	410,598
4.	Other operating Income		2,569,104	2,328,129	2,451,470
	a)	Gains from the disposals of intangible and tangible fixed assets	28,342	60,000	4,513
	b)	Income from the reversal of provisions	1,740,212	1,537,168	1,837,001
	c)	Other	800,550	730,961	609,956
5.	Cost of materials and services received		(111,357,609)	(112,751,897)	(137,612,066)
	a)	Costs of materials	104,488,714	106,161,524	130,303,064
	b)	Costs of services received for manufacturing	6,868,895	6,590,373	7,309,002
6.	Personnel expenses		(37,679,860)	(37,206,958)	(40,077,745)
	a)	Wages	22,591,175	21,792,619	23,467,222
	b)	Salaries	6,540,849	6,022,499	5,655,701
	c)	Expenses for severance payments	(483,444)	108,590	957,500
	d)	Expenses for pensions	513,192	1,014,136	1,194,408
	e)	Expenses for statutory social security and payroll related taxes and contributions	8,375,120	7,963,159	8,557,754
	f)	Other social expenses	142,968	305,955	245,160
7.	Amortization and depreciation
	a)	of intangible and tangible fixed assets	(5,154,036)	(4,417,846)	(3,670,040)
8.	Other operating expenses		(37,677,113)	(47,713,228)	(53,011,838)
	a)	Taxes, other than taxes on income	712,369	993,956	649,082
	b)	Other	36,964,744	46,719,272	52,362,756

9.	Subtotal from line 1 to 8 (Earnings before interest and taxes)		8,556,365	25,422,668	32,611,044

10.	Income from securities held as long term investments		166,776	178,277	243,262
11.	Income from interest and similar income		527,754	1,328,073	2,300,356
12.	Income from revaluation of financial assets		46,007	69,011	0
13.	Investment related expenses of financial assets
	and securities held as current assets
	a)	Depreciation	0	0	(92,014)
14.	Interest and similar expenses		(1,391,857)	(1,850,393)	(3,143,848)

15.	Subtotal from line 10 to 13 (Financial Earnings)		(651,320)	(275,032)	(692,244)

16.	Result from ordinary activities		7,905,045	25,147,636	31,918,800

17.	Taxes on income		0	(1,817,344)	1,817,344

18.	Net income		7,905,045	23,330,292	33,736,144

19.	Reversal of untaxed reserves
		Net income
	a)	Investment allowance	189,115	1,238,407	504,461
20.	Reversal of free retained earnings		5,000,000	0	0
21.	Allocation to retained earnings
	a)	Other reserves	(189,115)	(1,238,407)	(504,461)
22.	Profit carried forward		974	682	539

23.	Net profit		12,906,019	23,330,974	33,736,683

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

“Other reserves” are unrestricted retained earnings and amount to 28,716 TEUR as of March 31, 2004 (33,527 TEUR as of March 31, 2003). The fluctuation in the current period relates to an addition of 189 TEUR as a result of a transfer of investment allowance 99/00 and to a release of 5,000 TEUR to net profit.

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

6. RESTATED FINANCIAL STATEMENTS

The financial statements as of March 31, 2004 were originally issued by the Company on May 3, 2004. Subsequently, and as permitted by local statutory regulations, the Partners passed a resolution to reclassify € 5,000,000 within the Partners’ Capital section of the Balance Sheet from “Other reserves” to “Net profit” as of March 31, 2004. This had the effect of increasing, by the same amount, the net profit available for distribution to the Partners in future periods. Net income for the year ended March 31, 2004 did not change, but net profit in the Income Statement increased by € 5,000,000 and was reported as “Reversal of free retained earnings”. The financial statements have been restated accordingly.

Dipl.Ing. Hubert WASTL	Hilkka WITT

Kindberg, November 15, 2004

Attachment 1

voestalpine Tubulars GmbH & Co KG	DEVELOPMENT OF FIXED ASSETS

		Purchase-/Production Cost
		Position on			Reclassi-	Position on
		4/1/2003	addition	disposals	fication	3/31/2004
		EUR	EUR	EUR	EUR	EUR
1.2.1.1.	Franchises, patents and similar rights and benefits as well as licenses
	resulting therefrom	6,191,253	397,827	10,742	0	6,578,338
	Software	2,004,513	397,827	10,742	0	2,391,598
	Energy easement	1,924,487		0	0	1,924,487
	Sourcing rights	2,262,253		0	0	2,262,253
1.2.1.3.	Payments on account and software not yet in use	0	259,726	0		259,726

1.2.1.	Intangible Assets	6,191,253	657,553	10,742	0	6,838,064

1.2.2.1.	Built-up land
1.2.2.1.1.	with residential buildings
1.2.2.1.1.	Value of buildings	3,600	0	0	0	3,600
1.2.2.1.2.	with industrial and office buildings
1.2.2.1.2.	Property value	719,163	0	2,242	0	716,921
1.2.2.1.2.	Value of buildings	47,602,428	97,100	0	173,387	47,872,915
1.2.2.2.	Vacant land	4,633	0	0	0	4,633
	Land and buildings	48,329,824	97,100	2,242	173,387	48,598,069
1.2.2.5.	Machinery and equipment	165,815,643	4,878,314	8,069,510	2,962,922	165,587,369
1.2.2.8.	Fixtures and fittings, tools and equipment	16,334,405	933,743	1,494,428	144,031	15,917,751
1.2.2.9.	Payments on account and tangible assets in course of construction	4,065,937	1,674,626	268,902	-3,280,340	2,191,321

1.2.2.	Tangible Assets	234,545,809	7,583,783	9,835,082	0	232,294,510

1.2.3.1.	Holdings	44		0	0	44
1.2.3.1.1.
1.2.3.2.	Loans receivable	162	0	162	0	0
1.2.3.3.	Securities (loan stock rights) held
1.2.3.3.1.	as fixed assets	4,179,327	0	0	0	4,179,327
	Other notes	0	0	0	0	0

1.2.3.	Financial Assets	4,179,533	0	162	0	4,179,371

1.2.	Total Assets	244,916,595	8,241,336	9,845,986	0	243,311,945

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciation	revaluation	Book Value	Book Value	Depreciation
		(cumulative)	of the period	3/31/2004	3/31/2003	of the period
		EUR	EUR	EUR	EUR	EUR
1.2.1.1.	Franchises, patents and similar rights and benefits as well as licenses
	resulting therefrom	5,094,030	0	1,484,308	1,564,854	478,374
	Software	1,779,533	0	612,065	440,588	226,351
	Energy easement	1,924,487	0	0	0
	Sourcing rights	1,390,010	0	872,243	1,124,266	252,023
1.2.1.3.	Payments on account and software not yet in use	0	0	259,726	0	0

1.2.1.	Intangible Assets	5,094,030	0	1,744,034	1,564,854	478,374

1.2.2.1.	Built-up land
1.2.2.1.1.	with residential buildings
1.2.2.1.1.	Value of buildings	3,600	0	0	0	0
1.2.2.1.2.	with industrial and office buildings
1.2.2.1.2.	Property value	0	0	716,921	719,163	0
1.2.2.1.2.	Value of buildings	40,840,684	0	7,032,231	7,530,796	769,052
1.2.2.2.	Vacant land	0	0	4,633	4,633	0
	Land and buildings	40,844,284	0	7,753,785	8,254,592	769,052
1.2.2.5.	Machinery and equipment	140,489,614	0	25,097,755	20,101,159	2,837,116
1.2.2.8.	Fixtures and fittings, tools and equipment	13,194,206	0	2,723,545	2,715,820	1,069,494
1.2.2.9.	Payments on account and tangible assets in course of construction	0	0	2,191,321	4,065,937	0

1.2.2.	Tangible Assets	194,528,104	0	37,766,406	35,137,508	4,675,662

1.2.3.1.	Holdings	0	0	44	44	0
1.2.3.1.1.
1.2.3.2.	Loans receivable	0	0	0	162	0
1.2.3.3.	Securities (loan stock rights) held
1.2.3.3.1.	as fixed assets	147,960	46,007	4,031,367	3,985,360	0
	Other notes	0	0	0	0	0

1.2.3.	Financial Assets	147,960	46,007	4,031,411	3,985,566	0

1.2.	Total Assets	199,770,094	46,007	43,541,851	40,687,928	5,154,036

EXHIBIT INDEX

Exhibit Number	Description
23.2	Consent of KPMG Alpen-Treuhand GmbH
31.1	Certification of Michael McShane
31.2	Certification of Matthew D. Fitzgerald
32.1	Section 906 Certification