Form 10-K/A
period 2003-12-31
GRANT PRIDECO INC
filed 2005-02-17
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3 to Form 10-K on

Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-15423

Grant Prideco, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0312499 (I.R.S. Employer Identification No.)

400 N. Sam Houston Pkway Suite 900 Houston, Texas (Address of Principal Executive Offices)	77060 (Zip Code)

(281) 878-8000

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      Aggregate market value of Common Stock held by nonaffiliates as of June 30, 2003: $1,408,228,676

      Number of shares of Common Stock outstanding as of March 2, 2004: 121,717,532

DOCUMENTS INCORPORATED BY REFERENCE

      Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

      (1) Proxy Statement for 2004 Annual Meeting of Stockholders — Part III

FORM 10-K

Explanatory Note

      This Amendment No. 3 to the Annual Report on Form 10-K for the year ended December 31, 2003, is being filed solely to amend the form of certifying language contained in Exhibits 31.1 and 31.2 included herein. This amendment does not otherwise update any other exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report on Form 10-K for the year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.

By:	/s/ MICHAEL MCSHANE

Michael McShane
Chief Executive Officer, President,
and Chairman of the Board

Date: February 15, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following individuals on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ MICHAEL MCSHANE Michael McShane	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 15, 2005

/s/ MATTHEW D. FITZGERALD Matthew D. Fitzgerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2005

/s/ GREG L. BOANE Greg L. Boane	Corporate Controller (Principal Accounting Officer)	February 15, 2005

INDEX TO EXHIBITS

31.1	Certification of Michael McShane.
31.2	Certification of Matthew D. Fitzgerald.