Form 10-K
period 2004-12-31
GRANT PRIDECO INC
filed 2005-03-31
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: $1,450,165,174. This figure is estimated as of June 30, 2004, at which date the closing price of the registrant’s shares on the New York Stock Exchange was $18.46 per share.
      Number of shares of Common Stock outstanding as of March 18, 2005: 124,636,659
DOCUMENTS INCORPORATED BY REFERENCE
      Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:
      (1) Proxy Statement for 2005 Annual Meeting of Stockholders — Part III

FORM 10-K
PART I

Item 1.	Business
General
      We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. Our drill stem and drill bit products are used to drill oil and gas wells while our tubular technology and services are primarily used in drilling and completing oil and gas wells. Our customers include drilling contractors; North American oil country tubular goods (OCTG) distributors; major, independent and state-owned oil companies; and other oilfield service companies. We primarily operate through three business segments: (1) Drilling Products and Services, (2) Drill Bits and (3) Tubular Technology and Services. In the first quarter of 2004, we announced an organizational restructuring that resulted in our former Marine Products and Services businesses now being reflected in the Tubular Technology and Services segment. Prior periods have been restated for comparability.
      Our business is primarily dependent on the level of oil and gas drilling activity worldwide, which, in turn, depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. All of our business segments generally track the level of domestic and international drilling activity, however, their revenues, cash flows and profitability follow the rig count at different stages within the market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count. In a declining market, customers are contractually required to purchase ordered drill pipe even if they will no longer need that pipe. This creates a situation where our customers have an inventory of excess drill pipe. Consequently, in a market with increasing activity, customers delay purchasing until they no longer have sufficient inventory to sustain current and near-term expected future activity. Drill bit demand and this segment’s earnings and cash flows have closely tracked the worldwide rig count. Within our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in North American (in particular Gulf of Mexico) offshore drilling, deep drilling and natural gas drilling rig counts, but short-term demand for Atlas Bradford products also can be affected by inventories at OCTG distributors. The TCA product line also is affected by the level of U.S. OCTG mill activity. This segment’s XL Systems product line generally follows the level of worldwide offshore drilling activity.
      Additional information regarding our revenues and foreign investments by geographic region can be found in the footnotes to our consolidated financial statements starting on page 33 of this Annual Report on Form 10-K.
      Grant Prideco was incorporated in Delaware on June 22, 1990. Our corporate headquarters is located at 400 N. Sam Houston Pkwy. East, Suite 900, Houston, Texas 77060.
Drilling Products and Services Segment
      Our Drilling Products and Services segment manufactures and sells a variety of drill stem products used for the drilling of oil and gas wells. The principal products sold by this segment are: (1) drill pipe products, including tool joints, (2) drill collars and heavyweight drill pipe and (3) drill stem accessories.
      Our drill stem products wear out through a combination of friction and metal fatigue and generally are utilized by our customers for a three to five year period assuming regular use. Demand for our drill stem products is impacted primarily by changes in drilling activity and worldwide rig activity. However, since drill stem products are not consumables and represent a capital investment by our customers, demand for these products also is significantly impacted by the level of inventory held by our customers and their perceptions as to future activity and their near-term need for new drill stem products. As a result, even in periods of rising or strong drilling activity, our customers may elect to defer purchases until their own inventory reaches levels at which additional purchases are necessary to sustain their existing drilling activities.
      With the increased complexity of drilling activity, demand for our proprietary line of eXtremetm drilling and other premium drilling products has remained strong. This value-added product line coupled with our XT® (eXtreme torque) connections is specifically designed for extreme drilling conditions such as extended reach, directional, horizontal, deep gas, offshore and ultra-deepwater drilling, as well as high-temperature, high-pressure and corrosive well conditions. Operators and drilling contractors have embraced this product line as a way to improve their efficiency and assure performance when drilling under extreme conditions. We believe that our eXtreme product line offers some of the highest-performance drilling products ever brought to market and provides our customers with engineered solutions for some of their most challenging drilling applications. In addition to our eXtreme product line, our premium drill pipe products can also include our CT-M57tm connections that can withstand external pressures exceeding 25,000 psi and internal pressures nearing 30,000 psi, along with proprietary sour-service grades and other proprietary products.
      Our drill stem products are sold to a variety of customers, including oil and gas drilling contractors, rental tool companies and major, independent and state-owned oil and gas companies. Our customers’ purchasing decisions are generally based on operational requirements, quality, price and delivery. The principal competitors for our drill stem products include Drilco Group (a subsidiary of Smith International Inc.), Texas Steel Conversion, OMSCO Industries (a subsidiary of ShawCor Ltd.), IDPA and various smaller local manufacturers in the U.S. and in foreign countries. We typically compete on quality, technology, price and delivery and we believe we are the technological leader in our industry.
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
      In recent years, the depth and complexity of the wells our customers drill, as well as the specifications and requirements of the drill pipe they purchase, have substantially increased. We estimate that over 95% of the drill pipe we sell outside of China is required to meet specifications exceeding minimum American Petroleum Institute (API) standards. We offer a broad line of premium drilling products designed for the offshore, international and domestic drilling markets. Our premium drilling products include our proprietary lines of XT connections and 5 7/8-inch drill pipe that delivers hydraulic performance superior to standard 5 1/2-inch drill pipe and weight benefits superior to standard 6 5/8-inch drill pipe.

Drill Collars
      Drill collars are used in the drilling process to place weight on the drill bit for better control and penetration. Drill collars are located directly above the drill bit and are manufactured from a solid steel bar to provide necessary weight.

Heavyweight Drill Pipe and Other Drill Stem Products
      Heavyweight drill pipe is a thick-walled seamless tubular product that is less rigid than a drill collar. Heavyweight drill pipe provides a gradual transition zone between the heavier drill collar and the lighter drill pipe.
      We also provide kellys, subs, pup joints (short and odd-sized tubular products) and other drill stem accessories. These products all perform special functions within the drill string as part of the drilling process.

IntelliServtm Joint Venture
      We own 50% of this joint venture partially sponsored by the U.S. Department of Energy to commercialize intelligent drill pipe that permits real-time transfer of data through the drill string. This modified drill pipe is embedded with a telemetry system that permits two-way data transmission along the drill string at rates of up to two million bits per second, which is exponentially greater than the data transmission rates for measurement in the drilling and logging systems utilized today. We currently are in the field trial testing and refinement stage and have not yet introduced a product commercially. Due to the unproven nature of the technology and that it is still in its development state, we can provide no assurances that it will be successful or be able to be marketed and sold on a commercial basis.

Operations
      Our major drill stem manufacturing plants are located in the U.S., China, Italy, Mexico, Singapore and Indonesia. These products are sold and serviced through over 16 sales and service facilities located around the world. During the fourth quarter of 2003, we completed an evaluation of our existing manufacturing capacities and locations. Following this manufacturing rationalization study, we determined that we had excess capacity and duplicate operations in certain locations that could be eliminated without affecting our ability to quickly and efficiently react to market increases. As a result, we shut down our Bryan, Texas facility, significantly downsized our Canadian operations and rationalized certain operations in our Veracruz, Mexico and Navasota, Texas locations.
      We believe we are the only fully vertically integrated drill pipe manufacturer in the world, controlling each facet of the drill pipe manufacturing process. We manufacture (through a 50.01% owned joint venture) the green tube (drill pipe tube that has not been heat-treated or processed), the tool joint and complete the finishing and welding operations. We believe this unique manufacturing strategy provides us with significant competitive advantages over other drill pipe manufacturers, including those located outside the U.S. that may have labor and other cost advantages over our U.S.-based manufacturing operations. By controlling each facet of the drill pipe manufacturing process, we are able to tailor our processes and techniques to meet our customers’ demanding product specifications, particularly with respect to green drill pipe tubes with body wall thickness, wall uniformity and other features that exceed minimum API standards and are not readily available from third-party mills.
Drill Bits Segment
      Our Drill Bits segment’s products and services are comprised of the operations of ReedHycalog. This segment is a leading global designer, manufacturer and distributor of drill bits and related technology to the oil and gas industry. This segment also services its customer base through a technical sales and marketing network in virtually every significant oil and gas-producing region in the world. Drill bits are generally sold directly to oil and gas operators and, to a lesser extent, drilling contractors on turnkey and footage contracts. Competition is based on technical performance, price and service.
      The drill bit market consists of two product types: fixed-cutter bits and roller-cone bits. We manufacture and sell both product types on a global basis.
      Drilling through subsurface strata to locate oil and gas requires a drill bit to be run on drill pipe or conveyed through coiled tubing and rotated by surface rig equipment or downhole motors and turbines. Selecting the optimal bit for a particular application represents one of the many challenges faced by oil and gas companies and drilling contractors in planning a well. Similar to the drill stem market, the primary market driver is worldwide drilling activity or, more specifically, total footage drilled. In addition, demand is a function of well depth and complexity with demand for fixed-cutter bits tied more strongly to offshore, directional or horizontal drilling.
      Drill bits constitute a very small percentage of total well costs, but are a critical component of well-construction economics. The time required to drill a well is directly related to a drill bit’s rate of penetration and footage drilled prior to becoming dull and requiring replacement. On a cost-per-foot basis, selecting the appropriate drill bit significantly reduces drilling costs by decreasing drilling time and the number of trips required in and out of a well. Typically, roller-cone bits are most appropriate for shallow land rig operations, while higher performance roller-cone or fixed-cutter bits with better rates of penetration and longer lives offer the most economic choice for offshore and deep wells where rig rates and trip costs are high. However, there is a trend towards increased use of fixed-cutter bits in operations that traditionally have utilized roller-cone bits.
      We provide a complete series of drill bits incorporating advanced materials technology and a range of performance-enhancing features. This broad product offering provides customers with maximum flexibility in selecting drill bits. In addition, we provide drill bit selection and well-planning services through our field sales organization and bit optimization engineers.
      Our principal competitors for the sale of drill bits are Hughes Christensen (a division of Baker Hughes Inc.), Smith Bits (a division of Smith International Inc.), and Security DBS (a division of Halliburton Company) as well as numerous smaller competitors throughout the world.

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
      We provide fixed-cutter bit types and technology under various brand names including TReXtm, SteeringWheeltm, Rotary Steerable and many others. One of the most significant innovations is our TReX cutter technology, which significantly increases abrasion resistance (wear life) without sacrificing impact resistance (toughness). This technology produces material that maintains a sharp, low-wearing cutting edge that is producing results that exceed conventional standards for PDC bit performance.
      During 2004, this segment acquired the assets of Novatek International, Inc. (Novatek), a manufacturer of PDC cutters, as well as Diamond Products International, Inc., a leading provider of bi-center bits.

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
      We market our roller-cone products and technology globally under various brand names including TuffDutytm, Titantm and TuffCuttertm.

Operations
      We manufacture fixed-cutter bits in Stonehouse (U.K.) and in Houston, Texas and roller-cone bits in Singapore and a separate facility in Houston, Texas. In January 2005, in connection with an expansion of our Singapore operations, a significant portion of the production of roller-cone bits has been moved from Houston, Texas to Singapore. All facilities are ISO 9001 and 14001 certified.
      We market our drill bits through a global sales and marketing network with our employees strategically positioned around the world. Sales people are located in North and South America, Europe, CIS, Africa, Middle East and Asia. The sales force is technologically sophisticated and has developed strong regional expertise.
Tubular Technology and Services Segment
      Our Tubular Technology and Services segment provides a full range of premium threaded connections for casing, production tubing and other accessory equipment. This segment also manufactures and sells premium casing for use with third-party connections and is a leading supplier of tubulars and threaded connections for the large-bore tubular market. During 2003, we made a strategic decision to exit the manufacture and sale of premium tubing. Additionally, in 2004 we sold our Texas Arai couplings business which is now reflected as discontinued operations in our accompanying financial statements.
      Although we sell our large-bore tubulars and connections on a world wide basis, the demand for the majority of our tubular technology and services is heavily dependent upon North American natural gas drilling activity, and it is more particularly dependent upon rigs drilling for deep gas in the Gulf of Mexico. On a short-term basis, demand for many of these products is also affected by the level of inventory held by distributors of OCTG. Distributors often reduce purchases until their inventory positions are brought in line with then-prevailing market conditions.
      Over the long-term, a key factor positively impacting demand for our tubular technology and services is the U.S. dependence on natural gas as a fuel. Gas wells generally encounter higher reservoir pressure and corrosive environments, which both typically increase proportionally with increased depths. Therefore, gas wells can require larger-diameter tubulars with thicker walls, higher strength steel grades and special metallurgy that is resistant to corrosive elements. For these wells, premium connections, as opposed to standardized API connections, are typically used to ensure the integrity of the tubulars throughout the life of the well. Also, depletion rates for natural gas wells in the U.S. have significantly increased during the past decade, which indicates that more wells will need to be drilled to keep production levels constant. This increased demand in North America for natural gas should increase the number of natural gas wells being drilled and completed, thus increasing demand for our tubular technology and services.
      The following is a description of our principal premium connections and tubular products and services:

Atlas Bradford® Threading and Service
      We market our premium engineered connections primarily through our Atlas Bradford product line, which has been recognized as one of the industry’s leading connections for more than 40 years. We offer this product line primarily in the U.S. and Canada due to a licensing arrangement that we previously entered into in which the international rights to our Atlas Bradford connection line were licensed to a third party. We also manufacture and sell connections for drilling with casing and expandable operations on a worldwide basis and recently introduced our licensed ATS-Etm semi-premium connection for sale on a worldwide basis.
      Our customers use premium connections when they need a connection that maintains a gas-tight seal while subjected to extreme tension, pressure and compression forces or while drilling near environmentally sensitive areas. The failure of a premium connection can be a catastrophic event, leading to the loss of a well or a blowout.
      We actively promote our premium connections to oil and gas operators, the ultimate end-users of the products, while selling the premium connections through a network of major distributors in the U.S. and

Canada. Additionally, we provide tubular (casing, liner and tubing) string design recommendations, a full range test and demonstration facility, plus field service personnel to assist in the running of the products. Our principal competitors for premium connections are Hydril Company, Vallourec and Mannesmann Tubes, the Tenaris Group, Sumitomo, Kawasaki Steel, Lone Star Steel, Citra Tubindo, Hunting Interlock, Inc., Benoit, Inc. and numerous other competitors domestically and internationally.

Tube-Alloytm Accessories
      Tubular accessories are manufactured and sold through our Tube-Alloy product line and include flow control equipment, such as vacuum-insulated tubing, pup joints and landing nipples. Our vacuum-insulated tubing represents an advanced flow-control solution used to minimize paraffin deposits, gas hydrate formation and annular pressure buildup in deepwater production environments. Through our Tube-Alloy product line, we thread third-party tubular products with our Atlas Bradford connections as well as with third-party connections licensed to us. Our competitors for these products and services include Hunting Interlock, Inc., Benoit, Inc., Oil Tools International, international steel mills and numerous other regional competitors in the U.S. and worldwide.

TCAtm
      Premium casing products are offered through our TCA product line. These product offerings are designed to address that segment of the oilfield tubular casing market that requires special product characteristics and performance not generally offered by the tubular steel mills. Our TCA product line also provides tubular processing services for major tubular steel mills.
      We manufacture and sell premium casing, which includes high-performance, proprietary and custom-designed OCTG from 5 to 17 inches in diameter as well as API casing. Our premium casing is designed for critical applications. To capitalize on the high value spot market, we maintain common and high-alloy green tube inventories to provide quick delivery of custom-finished casing and coupling stock. To meet exact customer specifications and delivery requirements, we offer our specialized Premium Pipe Paktm product line. Premium Pipe Pak is an innovative bundling of proprietary casing, premium engineered connections and inspection services offered in conjunction with an independent third-party inspection company. This product line allows the customer the option of having threaded and inspected critical-service casing shipped “rig-ready” directly to the customer’s well site, which reduces costs and delivery times.

XL Systems
      Our XL System’s product line offers the customer an integrated package of large-bore tubular products and services for offshore wells. This product line includes our proprietary line of wedge thread marine connections on large-bore tubulars and related engineering and design services. We provide this product line for drive pipe, jet strings and conductor casing. We also offer weld-on connections and service personnel in connection with the installation of these products. We also completed development of our new high strength Vipertm weld-on connector that we believe will permit us to penetrate traditional markets that do not require the enhanced performance of our proprietary wedge thread design.
      Risers range from 9 5/8-inches to 13 3/8-inches and represent that section of the offshore production system from the wellhead and mudline up to the offshore production platform, which is typically either a floating platform, tension leg platform or SPAR. We currently offer top tension production risers and have begun to bundle our riser products with other third-party technology to offer a complete line of riser products. Our risers are sold with our various marine riser connectors. The tubular and coupling components of our riser products are often manufactured for our XL Systems product line by our Atlas Bradford and TCA product lines.
      Our XL Systems product line competes with DrilQuip, Vetco, Oil States, Franks and various other competitors domestically and internationally.

Operations
      Our Tubular Technology and Services segment operations are located in Texas, Louisiana, Oklahoma, Wyoming, Vlissingen, The Netherlands and Canada. We also offer accessory threading services in Venezuela. In connection with our TCA operations in Muskogee, Oklahoma, we have entered into a long-term supply agreement with U.S. Steel Corporation that we expect will supply the majority of our steel needs at this location for the next several years. In addition, during the latter part of 2003, we moved our XL Systems Asia Pacific facility from Singapore to a new manufacturing location in Batam Island, Indonesia.
Other Segment
      Our Other segment included our industrial drill pipe operations and our construction casing and water well operations. We exited the industrial drill pipe business in the second quarter of 2003 and the construction casing and water well business with the sale of Star Iron Works (Star) in the first quarter of 2003. As of the end 2004, the remaining inventory related to the industrial drill pipe operations had been sold.
      In 2003, we moved our joint ventures relating to POS-GRIP technology from our Tubular Technology and Services segment to our Other segment. Prior periods have been restated to reflect this change. During the first quarter of 2004, we sold to our partner our rights to the POS-GRIP technology for jack-up exploration applications and have granted our partner an option to purchase our rights to POS-GRIP technology for subsea applications.
Other Business Data

Research and Engineering
      We maintain an active research and engineering program. The program improves existing products and processes, develops new products and processes, and improves engineering standards and practices that serve the changing needs of our customers. Our expenditures for research and engineering activities totaled $20.5 million, $17.7 million and $3.2 million in 2004, 2003 and 2002, respectively. These costs do not include amounts expended by our IntelliServ joint venture, which is accounted for as an equity-method investment. The significant increase from 2002 to 2003 related primarily to the ReedHycalog acquisition, which has an extensive research and engineering program.

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

Backlog
      As of December 31, 2004, we had a product backlog of $270.5 million, representing 29% of our total revenues for the year ended December 31, 2004, which we expect to complete during 2005. This backlog was comprised of $203.3 million from Drilling Products and Services and $67.2 million from Tubular Technology and Services. We had a product backlog as of December 31, 2003 and 2002, of $120.6 million and $87.2 million, respectively. These year-end backlogs represented 15% and 14% of our total revenues for those years, respectively. The increase in product backlog from 2003 to 2004 reflects the strengthening of overall market conditions for oil and gas drilling.

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
      We do not maintain political risk insurance (generally designed to cover expropriation and nationalization exposures), but do maintain all-risk property insurance that covers losses from insurrection, civil commotion and uprising. This insurance does not cover losses resulting from a declared state of war and provides a limited range of coverage from terrorist attacks.

Federal Regulation and Environmental Matters
      Our operations are subject to federal, state, local and foreign laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have over the years become more stringent, and compliance with such laws increases our overall cost of operations. In addition to affecting our ongoing operations, applicable environmental laws can require us to remediate contamination at our properties, at properties formerly owned or operated by us, and at facilities to which we sent waste materials for treatment or disposal and impose liability for related damages of natural resources. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on our business, it is always possible that an environmental claim could arise with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used that could have a material adverse effect.
      Our expenditures to comply with environmental laws and regulations were not material in 2004, and are not expected to be material in 2005. We also believe that we are in material compliance with applicable environmental requirements and our costs for compliance with environmental laws and regulations are generally within the same range as those of our competitors. However, we can offer no assurance that our costs to comply with environmental laws will not be material in the future. Prior to our acquisition, ReedHycalog was conducting remediation of groundwater at certain of its facilities. Based on currently available information, the indemnification provided by Schlumberger in the acquisition agreement and contractual indemnities from other third parties, we do not believe that these matters will result in any material effect on the Company’s capital expenditures, earnings or competitive position. However, there can be no guarantee that the indemnities will be available to cover all costs or that material expenditures will not be incurred.
      Our operations are also affected by trade laws affecting the import of OCTG, drill pipe and other products into the U.S. Although the majority of our manufacturing operations, including the capital investment, employees and costs and expenses associated therewith, are located in the U.S., we have key manufacturing facilities located outside the U.S., including our drill bit operations in the U.K. and Singapore, our 50.01% owned Voest-Alpine Tubulars GmbH & Co KG (Voest-Alpine) subsidiary located in Austria and our tool joint manufacturing operations in Mexico and Italy, that support our domestic operations. Our premium tubular business also is affected by the level of foreign imports of tubular products into the U.S.
      Imports of products from our foreign locations that are utilized by our domestic manufacturing operations can be the subject of investigations, including antidumping and countervailing duty orders, into whether such products are unfairly priced at low levels (i.e., dumping) and causing material damage to the domestic industry, as well as investigations under Section 201 of the trade laws into whether such imports have seriously damaged the domestic industry. Although we believe we are the clear price leader for drill pipe and other drill stem products and do not utilize imports from our foreign facilities to “dump” our products, our products have been, and may in the future be, the subject of such investigations.

Employees
      As of February 28, 2005, we had 4,064 employees. Certain of our operations are subject to union contracts. These contracts, however, cover approximately 9% of our total employees. We believe our relationship with our employees is good.

Available Information
      We file annual, quarterly, and other reports and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy information statements, and other information regarding issuers that file electronically with the SEC, including us.
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
      The following table describes the principal manufacturing, other facilities and offices we currently own or lease. We believe that our manufacturing facilities are well maintained and suitable for their intended purpose.

		Facility
		Size
Location	Tenure	(Sq.Ft.)	Utilization

Drilling Products and Services
Navasota, Texas	Owned	347,000	Manufacture of drill stem products
Veracruz, Mexico	Leased	303,400	Manufacture of tool joints and drill pipe
Baimi Town, Jiangyan, Jiangsu China	Leased	49,428	Manufacture of drill pipe
Jianjin, China	Owned	100,912	Manufacture of unfinished upset to grade drill pipe
Turin, Italy	Owned	60,400	Manufacture of tool joints
Jurong, Singapore	Leased	33,600	Manufacture of drill collars, accessories, and threading services
Batam Island, Indonesia	Owned	25,984	Manufacture of drill pipe

Drill Bits
Houston, Texas	Owned	403,000	Manufacture of roller-cone bits
	Owned	50,256	Manufacture of fixed-cutter bits
	Leased	58,920	Manufacture of bi-center drill bits
Stonehouse, U.K.	Owned	71,000	Manufacture of fixed-cutter bits
Jurong, Singapore	Leased	169,663	Manufacture of roller-cone bits
Provo, Utah	Leased	39,038	Manufacture of PDC cutters

Tubular Technology and Services
Muskogee, Oklahoma	Leased	195,900	Manufacture of TCA premium casing and premium threading
Houston, Texas	Leased	249,893	Manufacture of Atlas Bradford connectors
	Owned	54,500	Premium threading services and manufacture of tubular accessories
Houma, Louisiana	Owned	101,150	Manufacture and threading of downhole accessories
Broussard, Louisiana	Owned	55,920	Premium threading of downhole and specialty equipment

		Facility
		Size
Location	Tenure	(Sq.Ft.)	Utilization

Casper, Wyoming	Owned	28,181	Premium threading of casing and tubing
Beaumont, Texas	Owned	17,838	Premium threading services and manufacture of conductors
Vlissingen, The Netherlands	Leased	65,800	Premium threading services and manufacture of conductors
Batam Island, Indonesia	Owned	14,400	Premium threading services and manufacture of conductors

Corporate
Houston, Texas	Leased	39,350	Corporate headquarters
The Woodlands, Texas	Leased	61,831	Sales and administrative offices

Item 3.	Legal Proceedings
      In the ordinary course of business, we are the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. See “Business — Other Business Data — Insurance.” Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is possible, however, that an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for that matter.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      Our common stock has a par value of $0.01 per share and is listed and traded on the New York Stock Exchange (NYSE) under the symbol “GRP.” The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NYSE:

	High	Low

2004
First quarter	$15.99	$12.87
Second quarter	18.56	13.90
Third quarter	20.91	16.82
Fourth quarter	22.31	18.80
2003
First quarter	$12.81	$9.77
Second quarter	14.87	10.75
Third quarter	12.26	10.00
Fourth quarter	13.68	10.00
      We have not paid cash dividends on our common stock since becoming a public company. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility and indenture governing our 9 5/8% Senior Notes Due

2007 and our 9% Senior Notes Due 2009 contain restrictions on our ability to pay dividends. Refer to Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information.
      At March 18, 2005, we had 2,815 record holders of our common stock.

Item 6.	Selected Financial Data
      The following table sets forth certain of our historical financial data. Until we were spun off on April 14, 2000, we were a wholly-owned subsidiary of Weatherford International, LTD. (Weatherford). This information has been prepared as if we had been a stand-alone company during 2000. Additionally, in April 2004 we sold the assets and business of our Texas Arai division and prior year results related to this division have been reclassified as discontinued operations. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The following information may not be indicative of our future operating results.

	Year Ended December 31,

	2004	2003	2002		2001	2000

	(In thousands, except per share data)
Operating Data:
Revenues	$945,643	$803,818	$609,390		$688,056	$451,659
Operating Income (Loss)	141,672	45,297	46,995		59,976	(11,029)
Income (Loss) From Continuing Operations	64,793	4,657	13,690		24,809	(14,716)
Income (Loss) Before Cumulative Effect of Accounting Change	55,266	5,190	13,046		28,090	(14,696)
Net Income (Loss)	55,266	5,190	6,634	(b)	28,090	(16,485	)(c)
Income (Loss) Per Share(a):
Income (Loss) from Continuing Operations:
Basic	0.53	0.04	0.12		0.23	(0.13)
Diluted	0.51	0.04	0.12		0.22	(0.13)
Net Income (Loss):
Basic	0.45	0.04	0.06		0.26	(0.15)
Diluted	0.44	0.04	0.06		0.25	(0.15)
Balance Sheet Data (At End of Period):
Total Assets	$1,344,466	$1,262,061	$1,315,349		$915,598	$892,564
Long-Term Debt	377,773	426,853	478,846		205,024	219,104
Stockholders’ Equity	705,541	606,114	588,872		468,967	431,503

(a)	We did not have a separate capital structure prior to being spun off from Weatherford on April 14, 2000; accordingly we have calculated our 2000 pro forma earnings per share using pro forma basic and diluted weighted average shares outstanding prior to the spin-off. In calculating our pro forma basic weighted average shares, we have adjusted Weatherford’s historical basic weighted average shares outstanding for the applicable period to reflect the number of shares that would have been outstanding at the time assuming a distribution of one share of our common stock for each share of Weatherford common stock. The effect of stock options and restricted stock is not included in the 2000 diluted weighted average shares computation because to do so would have been anti-dilutive.

(b)	Includes a cumulative effect of accounting change related to Financial Accounting Standards Board (SFAS) No. 142, “Goodwill and Other Intangible Assets” of $6.4 million, net of tax.

(c)	Includes a cumulative effect of accounting change related to SEC Staff Accounting Bulletin (SAB) No. 101 of $1.8 million, net of tax.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion is intended to assist you in understanding our financial position as of December 31, 2004 and 2003, and our results of operations for the three-year period ended December 31, 2004. This discussion should be read with our consolidated financial statements and their notes included elsewhere in this Annual Report on Form 10-K.
      The discussion of our results of operations and financial condition contains statements relating to our future results, including certain projections and trends, which constitute forward-looking statements. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in these forward-looking statements and other disclosures. These risks and uncertainties are more fully described under “Forward-Looking Statements and Exposures” below. As used herein, unless otherwise required by the context, the term “Grant Prideco” refers to Grant Prideco, Inc. and the terms “we,” “our,” and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as “group,” “organization,” “we,” “us,” “our” and “its,” or references to specific entities, are not intended to be a precise description of corporate relationships.
General
      We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. We operate primarily through three business segments: (1) Drilling Products and Services, (2) Drill Bits and (3) Tubular Technology and Services.
Market Trends and Outlook
      Our business is primarily dependent on the level of oil and gas drilling activity worldwide, which, in turn, depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. All of our business segments generally track the level of domestic and international drilling activity, however, their revenues, cash flows and profitability follow the rig count at different stages within the market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count. In a declining market, customers are contractually required to purchase ordered drill pipe even if they will no longer need that pipe. This creates a situation where our customers have an inventory of excess drill pipe. Consequently, in a market with increasing activity, customers delay purchasing until they no longer have sufficient inventory to sustain current and near-term expected future activity. Drill bit demand and this segment’s earnings and cash flows have closely tracked the worldwide rig count. Within our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in North American (in particular Gulf of Mexico) offshore drilling, deep drilling and natural gas drilling rig counts, but short-term demand for Atlas Bradford products also can be affected by inventories at OCTG distributors. The TCA product line also is affected by the level of U.S. OCTG mill activity. This segments XL Systems product line generally follows the level of worldwide offshore drilling activity.

      For the periods below, the revenues, profitability, and cash flows from each of our business segments have been impacted by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Year Ended December 31,

	2004	2003	2002

WTI Oil(a)
Average	$41.51	$31.06	$26.17
Ending	43.45	32.52	31.20
Henry Hub Gas(b)
Average	$5.90	$5.49	$3.37
Ending	6.01	5.80	4.59
North American Rig Count(c)
Average	1,559	1,404	1,097
Ending	1,686	1,531	1,204
International Rig Count(c)
Average	836	771	732
Ending	869	803	753

(a)	Price per barrel of West Texas Intermediate (WTI) crude as of the dates presented above. Source: Bloomberg Energy/ Commodity Service.

(b)	Price per MMBtu as of the dates presented above. Source: Bloomberg Energy/ Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China and the Former Soviet Union).
Future Market Trends and Expectations
      Looking forward, we anticipate that our results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity. These perceptions depend on their views regarding the sustainability of oil and natural gas prices. Commodity prices were particularly strong during 2004, and this resulted in strong drilling activity.
      When forecasting our results for 2005, we relied on several assumptions about the market, our customers, our suppliers and the Company. In the market, we anticipate continuing improvement in drilling activity, with average worldwide rig counts up 4% to 5% over 2004. Importantly, we anticipate that our customers will continue to believe in the sustainability of drilling activity. For all business units, we believe price improvements are justifiable and achievable, and we will be able to modestly increase prices to our customers. As such, we believe our 2005 results will improve over 2004. On December 31, 2004, total backlog was up $149.9 million from December 31, 2003 to $270.5 million: this is the highest level since the company became public in April, 2000. The improved backlog with strong drilling activity are expected to translate into a 10% to 15% increase in volumes at our Drilling Products and Services segment. Revenues at our Drill Bits segment should move commensurate with the rig count, and our Tubular Technology and Services segment, with its strong leverage to the weak Gulf of Mexico rig count, should benefit from a full year of restructurings and pricing improvements made during 2004.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
      The following table summarizes the results of the Company:

	Year Ended December 31,

	2004		2003

	(In thousands)
Revenues:
Drilling Products and Services	$390,617		$308,297
Drill Bits	326,918		258,975
Tubular Technology and Services	226,233		226,607
Other	1,875		9,939

Total Revenues	945,643		803,818
Operating Income (Loss):
Drilling Products and Services	$90,509	(a)	$18,776	(a)
Drill Bits	70,542		58,443	(d)
Tubular Technology and Services	20,884	(b)	7,634	(e)
Other	(2,117)		(16,754	)(e)(f)
Corporate	(38,146	)(c)	(22,802	)(g)

Total Operating Income	141,672		45,297

(a)	Includes other charges of $2.0 million in 2004 related to our manufacturing rationalization program, which includes lease termination, severance and other exit costs in connection with the downsizing of our Drilling Products Canadian operations. Includes other charges of $24.9 million in 2003 for fixed asset write-downs related to our manufacturing rationalization program designed to take out of service redundant or idle assets before their estimated useful lives pursuant to our initiative to streamline manufacturing capacity and improve operating efficiencies. The fixed asset write-downs were determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(b)	Includes other charges of $3.2 million for severance costs related to the Tubular Technology and Services organizational restructuring.

(c)	Includes other charges of $3.8 million for the write-off of leasehold improvements and furniture and fixtures related to the relocation of our corporate offices in September 2004.

(d)	Includes transition costs of $3.9 million related to the ReedHycalog acquisition in December 2002.

(e)	Includes other charges of $6.4 million, $0.4 million in Tubular Technology and Services and $6.0 million in Other, classified as Cost of Sales related to the write-down of industrial inventory products to their estimated net realizable values. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposition.

(f)	Includes other charges of $6.4 million related to the write-down of two technology joint ventures. Included in this amount is a goodwill impairment of $2.5 million, an intangible asset write-off of $1.3 million and an equity-method investment impairment of $2.6 million.

(g)	Includes other charges of $1.5 million for stock compensation expense. In May 2003, two members of the Board of Directors volunteered to step down to reduce the number of common directors between us and our former parent Weatherford, and vesting of their stock-based compensation was accelerated. Also included is a $1.4 million credit reflecting the actual 2003 settlement of a liability accrued as a charge in 2000.
      Consolidated revenues increased $141.8 million, or 18%, while the worldwide rig count increased 10%. Consolidated operating income increased $96.4 million, or 213%, and operating income margins increased from 5.6% to 15.0%. Operating income in 2004 and 2003 included other charges and transition costs mentioned above totaling $9.0 million and $41.7 million, respectively. Improved margins reflect better pricing at all of our segments and efficiencies obtained from the Drilling Products and Services’ rationalization program and the Tubular Technology and Services’ restructuring program. These improved margins were partially offset by increased costs at the Drill Bits segment.
      Other operating expenses (sales and marketing, general and administrative, and research and engineering) as a percentage of revenues increased slightly from 24% to 25%. The increase in other operating expenses resulted primarily from increased sales and marketing expenses at the Company’s Drill Bits segment from international expansion costs and bad debt expense related to foreign accounts receivable, higher incentive expenses and increased costs related to compliance with Section 404 of the Sarbanes-Oxley Act.
      Interest expense decreased $2.0 million due to lower debt balances compared to the prior year. Equity income (loss) from unconsolidated affiliates increased to income of $1.6 million compared to a loss of $0.5 million in 2003. This improvement primarily reflects increased equity income from our investment in Voest-Alpine partially offset by increased development spending in our IntelliServ joint venture. Additionally, 2003 includes losses from one of our technology joint ventures that we wrote-off in December 2003. Other income, net decreased from $11.1 million in 2003 to $0.4 million in 2004. Fiscal 2003 includes gains related to the sales of businesses of $3.4 million and favorably renegotiating a liability to our former parent of $6.6 million, partially offset by transition costs in 2003 of $2.9 million associated with the ReedHycalog integration. Fiscal 2004 includes net gains from asset sales of $4.5 million. Additionally, the Company incurred foreign exchange losses of $3.7 million in 2004 versus losses of $3.2 million in 2003 resulting primarily from the U.S. dollar weakening in relation to the Euro and British Pound.
      The Company’s tax rate in 2004 was 31.2% compared to 35.0% in 2003. The rate decrease was primarily attributable to lower expected foreign taxes due to the favorable renegotiation of a tax holiday for certain foreign operations.
Segment Results

Drilling Products and Services
      Revenues for the Drilling Products and Services segment increased $82.3 million, or 27%, and operating income increased $71.7 million, or 382%, which includes other charges mentioned above of $2.0 million and $24.9 million in 2004 and 2003, respectively. The operating income margin of 23% was up from 6%, including charges. During 2004, drill pipe footage sold increased 0.9 million feet, or 13%, from 7.1 million feet to 8.0 million feet sold. The average sales price per foot increased by 15%, which primarily reflects a shift in product mix from lower margin, small-diameter drilling products to higher margin, large-diameter drilling products and price increases implemented during the year that include surcharges due to higher steel prices. Also contributing to the revenues increase are increased sales of tool joints, heavyweight drill pipe and drill collars and this segment’s results reflect the benefits from the rationalization program implemented at the beginning of 2004, which increased facility utilization and provided efficiency improvements.

Drill Bits
      Revenues for the Drill Bits segment increased $67.9 million, or 26%. This increase was primarily attributable to increased revenues in U.S. and Canada reflecting the 11% increase in the North American rig count, increased revenues at certain international regions due to focused sales and marketing efforts and increased revenues from the Company’s acquisition of Diamond Products International, Inc. (DPI) in August 2004. This segment continues to have success in its newly developed product lines, which include ReedHycalog’s rotary steerable bit technologies and directional products, ReedHycalog’s TReXtm diamond technology and the TuffCuttertm, TuffDutytm and Titantm lines of roller-cone products. Operating income increased $12.1 million, or 21%, which includes transition costs mentioned above of $3.9 million in 2003, however operating income margins decreased slightly from 23% to 22%. The decrease in margins was primarily due to manufacturing inefficiencies while shifting capacity between plants in connection with an expansion of our Singapore operations, and incremental sales and marketing expenses in connection with this segment’s international expansions, increased bad debt expense related to foreign accounts receivable and the acquisition of DPI.

Tubular Technology and Services
      Revenues for the Tubular Technology and Services segment remained relatively flat. Revenues were up at this segment’s TCA and XL Systems product lines but were offset by declines at the other divisions within this segment. Operating income increased $13.3 million, or 174%, which includes other charges mentioned above of $3.2 million and $0.4 million in 2004 and 2003, respectively. Operating income margin of 9% was up from 3%, including charges, reflecting improved results at this segment’s TCA, XL Systems and Premium product lines due to improved pricing, strong mill activity and the benefit of cost cutting initiatives implemented since last year related to this segment’s restructuring program.

Other
      Our Other segment included our industrial drill pipe operations and our construction casing and water well operations. We exited the industrial drill pipe business in the second quarter of 2003 and the construction casing and water well business with the sale of Star in the first quarter of 2003.
      In 2003, we moved our joint ventures relating to POS-GRIP technology from our Tubular Technology and Services segment to this segment. Prior periods have been restated to reflect this change. During the first quarter of 2004, we sold the rights to the POS-GRIP technology for jack-up exploration applications and have granted our partner an option to purchase our rights to POS-GRIP technology for subsea applications.
      Our Other segment revenues decreased $8.1 million, or 81%, and operating loss decreased $14.6 million, which includes other charges mentioned above of $12.4 million in 2003. As of the end 2004, the remaining inventory related to the industrial drill pipe operations had been sold.

Corporate
      Corporate expenses for 2004 were $38.1 million compared to $22.8 million, which includes other charges mentioned above of $3.8 million and $0.1 million in 2004 and 2003, respectively. As a percentage of revenues, Corporate expenses increased from 3% to 4%. The increase was primarily due to higher incentive expenses, costs related to the implementation of Sarbanes-Oxley and depreciation of the Company’s new ERP system.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002
      The following table summarizes the results of the Company:

	Year Ended December 31,

	2003		2002

	(In thousands)
Revenues:
Drilling Products and Services	$308,297		$317,280
Drill Bits	258,975		5,270
Tubular Technology and Services	226,607		258,458
Other	9,939		28,382

Total Revenues	803,818		609,390
Operating Income (Loss):
Drilling Products and Services	18,776	(a)	58,029	(f)
Drill Bits	58,443	(b)	796
Tubular Technology and Services	7,634	(c)	12,824	(f)
Other	(16,754	)(c)(d)	(1,124)
Corporate	(22,802	)(e)	(23,530	)(g)

Total Operating Income	45,297		46,995

(a)	Includes other charges of $24.9 million in 2003 for fixed asset write-downs related to our manufacturing rationalization program designed to take out of service redundant or idle assets before their estimated useful lives pursuant to our initiative to streamline manufacturing capacity and improve operating efficiencies. The fixed asset write-downs were determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(b)	Includes transition costs of $3.9 million related to the ReedHycalog acquisition in December 2002.

(c)	Includes other charges of $6.4 million, $0.4 million in Tubular Technology and Services and $6.0 million in Other, classified as Cost of Sales related to the write-down of industrial inventory drilling products to their estimated net realizable values. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposition.

(d)	Includes other charges of $6.4 million related to the write-down of two technology joint ventures. Included in this amount is a goodwill impairment of $2.5 million, an intangible asset write-off of $1.3 million and an equity-method investment impairment of $2.6 million.

(e)	Includes other charges of $1.5 million for stock compensation expense. In May 2003, two members of the Board of Directors volunteered to step down to reduce the number of common directors between us and our former parent Weatherford, and vesting of their stock-based compensation was accelerated. Also included is a $1.4 million credit reflecting the actual 2003 settlement of a liability accrued as a charge in 2000.

(f)	Includes other charges of $2.6 million, $2.4 million in Drilling Products and Services and $0.2 million in Tubular Technology and Services, related to fixed asset write-downs for idle assets that were taken out of service pursuant to our ongoing automation and efficiency initiatives and were classified as held for sale. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(g)	Includes other charges of $4.5 million related to an executive terminated in June 2002.
      Consolidated revenues increased $194.4 million, or 32%, and consolidated operating income decreased $1.7 million, or 4%. Operating income margins decreased from 7.7% to 5.6%. Operating income in 2003 and 2002 included other charges and transition costs mentioned above totaling $41.7 million and $7.1 million, respectively. The increases, excluding other charges, were due to the acquisition of ReedHycalog in December 2002.
      Other operating expense (sales and marketing, general and administrative, and research and engineering) as a percentage of revenue increased from 14% to 24%. This increase relates primarily to our Drill Bits segment, which has a significant worldwide sales and marketing infrastructure and an extensive research and engineering program.
      Our interest expense increased $16.8 million due to new debt related to the ReedHycalog acquisition in December 2002. In connection with the acquisition, we issued $175 million 9% Senior Notes Due 2009 and entered into a new Senior Credit Facility, which includes a $50 million term loan. See “Liquidity and Capital Resources” for further discussion of the Senior Credit Facility. Equity income (loss) from unconsolidated affiliates decreased to a loss of $0.5 million in 2003 from income of $5.3 million in 2002. This decrease was primarily due to a $4.4 million decrease in equity income contributed by our investment in Voest-Alpine due to decreased activity. The remaining decrease relates to our equity-method investments in G-PEX and IntelliServ that had increased costs from continued development of their products in 2003, coupled with equity income in 2002 related to Jiangsu Shuguang Grant Prideco Tubular Limited (JSG) before our majority interest purchase in March 2002. Other income (expense), net increased from expense of $1.0 million to income of $11.2 million in 2003. This increase relates to a $6.6 million gain from favorably renegotiating a liability to our former parent, a gain on the sale of businesses of $3.4 million, along with favorable foreign exchange fluctuation in 2003. These increases were partially offset by transition costs in 2003 of $2.9 million associated with the ReedHycalog integration.

Drilling Products and Services
      Our Drilling Products and Services segment revenues decreased $9.0 million, or 3%, and operating income decreased $39.3 million, or 68%, which includes other charges mentioned above of $24.9 million and $2.4 million in 2003 and 2002, respectively. Operating income margin of 6% was down from 18% in 2002, including charges. During 2003, drill pipe footage sold increased 0.7 million feet, from 6.4 million feet sold to 7.1 million feet sold, and average sales price per foot decreased by 10%. The decrease in price reflects a shift in product mix from higher margin, large-diameter drilling products to lower margin, small-diameter drilling products. Also contributing to the decrease in revenues are decreased sales of tool joints and heavyweight drill pipe. These decreases are partially offset by incremental revenues for 2003 related to our majority-interest purchase of JSG in March 2002.

Drill Bits
      On December 20, 2002, we acquired ReedHycalog, which comprises our Drill Bits segment. Our Drill Bits segment reported revenues of $259.0 million compared to $5.3 million. Operating income was $58.4 million compared to $0.8 million and operating income margins were 23% compared to 15%, which includes transition costs mentioned above. ReedHycalog’s results have strengthened throughout the year reflecting worldwide sales increases and successful market penetration of this segments new TReX fixed-cutter bit.

Tubular Technology and Services
      Our Tubular Technology and Services segment revenues decreased $31.9 million, or 12%, and operating income decreased $5.2 million, or 40%, which includes other charges mentioned above of $0.4 million and $0.2 million in 2003 and 2002, respectively. Operating income margin of 3% was down from 5%, including charges. These decreases reflect the impact of exiting the tubing product lines in the first quarter of 2003, sales of our Rotator subsidiary in September 2003 and our Petro-Drive product line in December 2003, as well as decreased premium threading and tubular processing activities. The 2003 results also included incremental revenues and operating income related to our Grey-Mak business that was acquired in September 2002.

Other
      Our Other segment revenues decreased $18.4 million, or 65%, and operating loss increased $15.6 million, which includes other charges mentioned above of $12.4 million in 2003. This segment included our industrial drill pipe operations and our construction casing and water well operations. We exited the industrial drill pipe business in the second quarter of 2003 and the construction casing and water well business with the sale of Star in the first quarter of 2003.
      In 2003, we moved our joint ventures relating to POS-GRIP technology from our Tubular Technology and Services segment to this segment. Prior periods have been restated to reflect this change.

Corporate
      Corporate expenses were $22.8 million compared to $23.5 million, which includes other charges mentioned above of $0.1 million and $4.5 million in 2003 and 2002, respectively. Excluding these charges, Corporate expenses increased primarily due to higher incentive and business development costs in 2003. As a percentage of revenues, Corporate expenses remained relatively flat.
Liquidity and Capital Resources
      Our liquidity depends upon our cash flow from operations, the level of availability under our senior credit facility and our ability to raise capital from third parties. During 2004, we repaid all of the outstanding borrowings under our senior credit facility and increased our borrowing base capacity. As a result of these improvements, we have significantly improved our liquidity position. We believe that we are positioned to take advantage of upturns in the market for our products and services, take advantage of strategic opportunities as they become available and maintain sufficient company liquidity in the event of a downturn.
      At December 31, 2004, we had cash of $47.6 million, working capital of $401.3 million, and unused borrowing availability of $168.0 million under our senior credit facility, compared to cash of $19.2 million, working capital of $344.6 million and unused borrowing availability under our senior credit facility of $122.3 million at December 31, 2003.
      The following table summarizes our cash flows provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the periods presented:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net Cash Provided by Operating Activities	$113,170	$82,938	$118,686
Net Cash Used in Investing Activities	(45,381)	(23,804)	(313,836)
Net Cash Provided by (Used in) Financing Activities	(39,890)	(62,412)	206,040

Operating Activities
      Net cash flow provided by operating activities increased by $30.2 million in 2004 compared to 2003. Cash flow before changes in operating assets and liabilities increased by $65.8 million, which was offset by a use of cash of $35.6 million related to a net increase in operating assets. This use of cash was primarily due to increased inventories reflecting the increased drilling activity and increased accrued liabilities primarily related to incentive expenses, partially offset by an improvement in days sales outstanding of 16 days.
      Net cash flow provided by operating activities decreased by $35.7 million in 2003 compared to 2002. Cash flow before changes in operating assets and liabilities increased by $24.5 million, which was offset by a use of cash of $60.2 million related to net increases in operating assets and liabilities (primarily accounts receivable and inventory). These changes reflect the increased oil and gas drilling activity in 2003 when compared to 2002.

Investing Activities
      Net cash used in investing activities increased by $21.6 million in 2004 compared to 2003. This increase was primarily attributable to higher cash payments for acquisitions of businesses of $25.6 million, which were partially offset by increased proceeds from the sales of businesses (including the discontinued operations of Texas Arai) and fixed assets of $0.8 million. Cash payments for business acquisitions, net of cash acquired, in 2004 include $17.3 million for the assets of Novatek and $16.5 million for DPI, while the activity in 2003 includes $3.1 million of post-closing acquisition payments related to both ReedHycalog and POS and $5.2 million for acquiring an additional 35% interest in Rotator. Proceeds from the sale of businesses in 2004 include $19.9 million for Texas Arai, $1.3 million for POS and $0.8 million for a post-closing receipt related to Rotator, while the activity in 2003 includes $13.1 million for the sale of Rotator, $6.3 million for the sale of our Petro-Drive operations and $11.0 million for the sale of Star.
      Net cash used in investing activities decreased by $290.0 million in 2003 compared to 2002 due primarily to decreased business acquisitions during 2003, coupled with proceeds from the sale of businesses of $30.4 million and a decrease in capital expenditures for property, plant and equipment of $4.4 million.
      Capital expenditures for property, plant and equipment totaled $37.9 million and $41.4 million for the years ended December 31, 2004 and 2003, respectively. We currently expect to expend approximately $40.0 million for capital expenditures for property, plant and equipment during 2005. This includes capital expenditures related to our capital improvement program to reduce production costs and improve efficiencies and the existing equipment base, and excludes any capital spending related to our IntelliServ joint venture.

Financing Activities
      Net cash used in financing activities decreased by $22.5 million in 2004 compared to 2003. This change primarily reflects increased proceeds from stock options exercised in 2004 of $25.2 million partially offset by increased repayments on our debt. As of December 31, 2004, there were no borrowings outstanding under the revolver or term loan portions of our senior credit facility.
      Net cash provided by financing activities decreased by $268.5 million in 2003 compared to 2002. In 2002, we received net proceeds of $170.4 million from the issuance of $175 million 9% Senior Notes Due 2009, coupled with net borrowings of $36.8 million. In 2003, net repayments on total debt were $60.6 million.

Senior Credit Facility and Other Long-Term Debt
      Our debt balances are primarily comprised of: (1) borrowings under our senior credit facility, (2) 9% Senior Notes due 2009 and (3) 9 5/8% Senior Notes due 2007. We estimate our required principal and interest payments for outstanding debt to be approximately $39.3 million for 2005.

Senior Credit Facility
      In connection with the ReedHycalog acquisition in December 2002, we entered into a four-year $240 million senior secured credit facility (Senior Credit Facility) with a syndicate of U.S. and foreign banks maturing on December 18, 2006. The Senior Credit Facility was comprised of a $50 million term loan and a $190 million revolving credit facility, which includes up to $20 million for letter of credits. As of December 31, 2004, we did not have any outstanding borrowings under the Senior Credit Facility and $7.7 million of revolver availability had been reserved to support outstanding letters of credit. Once the term loan was repaid, it no longer represented availability under the Senior Credit Facility.
      The U.S. revolving facility is guaranteed by Grant Prideco and all domestic subsidiaries and is secured by substantially all of our U.S. assets, including U.S. inventories, equipment, receivables, owned real property and 65% of the stock of certain foreign subsidiaries. The Canadian credit facility is guaranteed by Grant Prideco and all U.S. subsidiaries and is secured by substantially all of our U.S. assets and certain of our Canadian inventories, equipment, receivables, owned real property and 65% of the stock of certain foreign subsidiaries.
      Availability under the revolving credit facility, which was $168.0 million as of December 31, 2004, is based on the collateral value of the inventories and receivables securing the credit facility. Amounts outstanding under the credit facilities accrue interest at a variable rate based on either the U.S. prime rate (plus 0.75% to 1.75% depending on our leverage ratio) or LIBOR (plus 1.75% to 2.75% depending on our leverage ratio) for the U.S. denominated advances or a variable rate based on the Canadian prime rate (plus 0.75%) or the applicable rate for Canadian bankers acceptances, for Canadian denominated advances. Interest on outstanding borrowings is payable monthly or, with respect to LIBOR borrowings, either quarterly or at the end of the applicable LIBOR period. The U.S. revolving credit facility also provides us with availability for letters of credit. We are required to comply with various affirmative and negative covenants which will limit our ability to incur new debt, make certain investments and acquisitions, sell assets, grant liens, repurchase equity, repurchase debt and take other actions. We are subject to financial covenants that require us to limit our capital expenditures and, under certain circumstances, require us to maintain a certain minimum fixed charge coverage ratio.

9% Senior Notes Due 2009
      In December 2002, we issued $175.0 million principal amount of 9% Senior Notes Due 2009. Net proceeds from the issuance of $170.4 million were used, along with certain other funds, to fund the cash portion of the ReedHycalog acquisition. Interest is payable June 15 and December 15 of each year. After December 15, 2006, we may redeem all or part of the 9% Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium (starting at 4%) and accrued and unpaid interest to the redemption date. The 9% Senior Notes are guaranteed by all of our domestic subsidiaries. The indenture governing the 9% Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens and other related items.

9 5/8% Senior Notes Due 2007
      In December 2000, we issued $200.0 million principal amount of 9 5/8% Senior Notes Due 2007. The 9 5/8% Senior Notes were issued at a discount to yield an effective interest rate of 9 3/4%. Net proceeds from the issuance of $193.3 million were utilized to repay a $100.0 million subordinated note to Weatherford International, Inc. and to repay outstanding borrowings under our then-existing revolving credit facility of $80.3 million. Interest is payable June 1 and December 1 of each year. We may redeem all or part of the 9 5/8% Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The 9 5/8% Senior Notes are guaranteed by all of our domestic subsidiaries. The indenture governing the 9 5/8% Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens and other related items.
      In the event there is a payment default under the Senior Credit Facility, the 9% and 9 5/8% Senior Notes could come due. As of December 31, 2004, we were in compliance with the various covenants under the Senior Credit Facility and the 9% and 9 5/8% Senior Notes agreements.

Liquidity Outlook
      We estimate our required principal and interest payments for our outstanding debt to be approximately $39.3 million for 2005 and capital expenditures for 2005 to be approximately $40.0 million in the aggregate. We currently expect to satisfy all required capital expenditures and debt service requirements during 2005 from operating cash flows, existing cash balances and the revolver portion of our Senior Credit Facility.
      Based on our current projected capital expenditures and required principal and interest payments, our operating cash flows, existing cash balances and estimated availability under the revolver portion of the Senior Credit Facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity in the event of a prolonged market downturn to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during any such period. Acquisitions and expansions will be financed from cash flow from operations, borrowings under the revolver portion of our Senior Credit Facility, or through a combination of the issuance of additional equity and debt financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount, and form of issue dependent on the prevailing market and general economic conditions.
      The following table summarizes our contractual obligations and commercial commitments at December 31, 2004:

					After
	Total	1 Year	2-4 Years	5-6 Years	6 Years

	(In thousands)
Contractual Obligations:
Long-Term Debt	$381,954	$4,181	$201,212	$175,382	$1,179
Operating Leases	47,453	9,992	19,095	4,822	13,544
Purchase Obligation(a)	6,618	2,562	4,056	—	—

Total Contractual Obligations	$436,025	$16,735	$224,363	$180,204	$14,723

					After
	Total	1 Year	2-4 Years	5-6 Years	6 Years

Commercial Commitments
Letters of Credit	$9,484	$6,209	$3,275	$—	$—

(a)	We have entered into a supply agreement with Voest-Alpine which provides that we purchase a minimum quantity of tubulars per year through July 31, 2007. Although we are not contractually obligated to purchase an annual minimum commitment, the contract does include a penalty for every metric ton that a two-year average of purchases fall below the annual purchase minimum. The maximum annual penalty due under the contract would be approximately 1.9 million Euros annually. The amounts in the table reflect the amount of this contractual penalty assuming we made no purchases from Voest-Alpine and were converted from Euros to U.S. dollars using the average 2004 foreign currency exchange rate.
Related-Party Transactions
      Until April 14, 2000, we were a wholly-owned subsidiary of Weatherford. We were spun off from Weatherford on April 14, 2000, through a distribution by Weatherford to its stockholders of all of our common stock. Weatherford no longer owns any interest in our Company. Prior to our 2003 Annual Meeting held in May 2003, we had seven Directors, five of which also served on the Board of Weatherford. Currently, we now have nine Directors, of which only three serve on Weatherford’s Board.
      In connection with the spinoff, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed to purchase at least 70% of its requirements of drill stem products from us, subject to certain exceptions. In return, we agreed to sell those products at prices not greater than that at which we sell to similarly situated customers, and we provided Weatherford a $30.0 million credit towards the purchase of those products. During 2003, we extended the term of this contract by two years and reduced the unused preferred supplier credit balance by $6.6 million. The effect of this reduction in the supplier credit was a reduction in the accrued liability as a credit to other income. Such adjustment is reflected in “Other Income (Expense), Net” in the Consolidated Statements of Operations for the year ended December 31, 2003. At December 31, 2004, the remaining credit balance was $4.1 million. Weatherford purchased approximately $25.1 million of drill stem products from us during 2004. Weatherford also purchased API tubing and accessory threading services from us aggregating $3.9 million during 2004.
      Our Drill Bits segment sells drill bits worldwide to oil and gas operators, including Newfield Exploration Company (Newfield). In addition, a division of our Tubular Technology and Services segment also sells accessories directly to Newfield. Two of our directors, Mr. Trice and Mr. Hendrix, are directors of Newfield and Mr. Trice is Newfield’s Chairman, President and Chief Executive Officer. During 2004, Newfield purchased approximately $2.1 million of products from us. We believe that the prices we charge are on terms comparable to those that would be available to unaffiliated third parties.
      During 2004, our supply agreement with Voest-Alpine was amended. The amended agreement provided for a reduced minimum quantity commitment per year through July 31, 2007, effective April 1, 2004. The amendment also provides for a surcharge provision under which actual costs of key raw materials in the green pipe production process will be indexed to the April 2003 base cost and surcharges per ton assessed accordingly for the difference. These surcharges are phased in and did not significantly impact 2004, however, they will be in place for 2005 forward. The contract includes a penalty for every metric ton that a two-year average of purchases fall below the annual purchase minimum. During 2004, we met our minimum purchase requirements and we currently believe we will meet our contractual commitments for 2005 without incurring unnecessary penalties or material unnecessary inventory positions.
Off-Balance Sheet Financing
      We do not have any off-balance sheet hedging, financing arrangements or contracts except those associated with our investments in two companies that are not consolidated in our financial statements: Voest-Alpine and IntelliServ. These investments are accounted for under the equity-method of accounting. The assets and liabilities of Voest-Alpine are summarized in Note 7. Additionally, Voest-Alpine has entered into forward contracts to cover its currency risk related to accounts receivables and accounts payables, has entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds, and has also entered into an agreement with a bank to sell a significant portion of its accounts receivable. IntelliServ is our technology joint venture that is currently developing technology for intelligent drill pipe that permits real-time transfer of data through the drill string. IntelliServ does not have any debt, other than trade payables relating primarily to research and development expenses.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, “Share-Based Payment” (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company). Early adoption of SFAS 123R is encouraged. This Statement applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123.
      We expect that upon the adoption of SFAS 123R, we will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of SFAS 123R, our financial statements for periods prior to the effective date of the Statement will not be restated. The impact of this Statement on our financial statements or its results of operations in 2005 and beyond will depend upon various factors, among them our future compensation strategy. We expect that the effect of applying this Statement on our results of operations in 2005 as it relates to existing option plans would not be materially different from the SFAS 123 pro forma effect previously reported.
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a significant effect on our financial statements.
      The American Jobs Creation Act of 2004 (the “Act”) enacted on October 22, 2004 provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated foreign earnings. To qualify for the deduction, certain criteria in the Act must be satisfied. We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the Act and if so, the amount that will be repatriated. Through December 31, 2004, we have not provided deferred taxes on certain foreign earnings because such earnings were intended to be indefinitely reinvested outside the United States. Whether we will take advantage of this provision depends on a number of factors including reviewing future Congressional guidance before a decision can be made. Until that time, we will make no change in our current intention to indefinitely reinvest certain earnings of our foreign subsidiaries. If we were to repatriate these earnings, a one-time tax benefit to our Consolidated Statements of Operations of up to approximately $2.1 million could occur.
      In December 2003, the FASB revised SFAS No. 132, “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits”. The revised Statement requires new disclosures in addition to those required by the original Statement about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. As revised, SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement were effective for interim periods beginning after December 15, 2003. However, disclosure of the estimated future benefit payments was effective for fiscal years ending after June 14, 2004. We adopted SFAS 132R during 2004. The adoption of SFAS 132R did not have any impact on our results of operations or financial position. See Note 13 for disclosures regarding our defined benefit pension plans.
      In January 2003, the FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46) was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to variable interest entities (VIE’s), which are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The Interpretation is intended to achieve more consistent application of consolidation policies to VIE’s and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through VIE’s. FIN No. 46 requires the entity, which absorbs a majority of the variable income or loss of a VIE be considered the primary beneficiary and requires consolidation of the VIE. The Interpretation was effective immediately for VIE’s created after January 31, 2003, and to VIE’s in which we obtain an interest after that date. In December 2003, the FASB issued a revision to FIN No. 46, (FIN No. 46R), to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of this revised interpretation. Otherwise, application of FIN No. 46R was required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIE’s was required in financial statements for periods ending after March 15, 2004. We are not a primary beneficiary of a VIE nor do we hold any significant interests or involvement in a VIE. The adoption of this Interpretation did not have a material effect on our results of operations or financial position.
Critical Accounting Policies and Estimates
      Our significant accounting policies are fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these judgments and assumptions.

Revenue Recognition
      We recognize revenues when the earnings process is complete and collectibility is reasonably assured. With respect to the Drilling Products and Services and Tubular Technology and Services segments, this includes satisfying the following criteria: the arrangement with the customer is evident; the sales price is fixed or determinable; the manufacturing process is complete (including completion of all proper inspections); title and risk of loss have passed to the customer and all delivery obligations have been met. If requested in writing by the customer; delivery may be satisfied through delivery to our customer storage location or to a third-party storage facility. With respect to our Drill Bits segment, revenue is recognized when the customer runs the drill bit. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale. We also recognize revenues as services are performed. Additionally, we recognize revenues associated with rebillable shipping costs.

Deferred Revenues and Charges
      For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, recognition of the revenues and related inventory costs from these transactions are required to be deferred until the customer takes physical possession. At December 31, 2004, we had deferred revenues and charges related to such transactions of $21.4 million and $17.2 million, respectively. The deferred charges represent customer-owned finished goods inventory on deferred sales transactions for which legal title transfer has occurred, but the product is not yet in the customer’s physical possession. See Note 19 of the Notes to Consolidated Financial Statements for information on the restatement of the first three quarters of 2004. The impact of deferred revenues and charges on prior years’ financial statements was not material.

Inventories
      Inventory costs are stated at the lower of cost or market using the first-in, first-out method. We value our inventories primarily using standard costs, which approximate actual costs, that include raw materials, direct labor, and manufacturing overhead allocations. We performs obsolescence reviews on our slow-moving and excess inventories and establish reserves based on current assessments of factors such as age of inventory, technological obsolescence, future product demands, market conditions and related management initiatives. If such factors are different than those projected by management, additional inventory reserves may be required.

Business Combinations
      The cost of business acquisitions is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition using third-party appraisals and management estimates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. In addition, estimated liabilities to exit activities of an acquired operation or an existing operation, including the exiting of contractual obligations and the termination of employees, are subject to change as management continues its assessment of operations and finalizes its integration and exit plans.

Long-Lived Assets
      A review for impairment of long-lived assets is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets (group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to expected undiscounted future net cash flows to be generated by the asset group. If such asset group is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds fair value based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs. In 2004, we recorded fixed asset impairments of $3.8 million related to the write-off of leasehold improvements and furniture and fixtures resulting from the relocation of our Corporate office in September 2004. While we believe no other impairment existed at December 31, 2004 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

Goodwill and Intangible Assets
      Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over the years expected to be benefited, ranging from 1.5 to 20 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on our annual goodwill impairment test as of October 1, 2004, we do not believe any of our goodwill is impaired as of December 31, 2004. While we believe no impairment existed at December 31, 2004 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

Valuation Allowance for Deferred Tax Assets
      We record a valuation allowance to reduce our deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future. This requires us to use estimates and make assumptions regarding significant future events such as the taxable profitability of entities operating in the various taxing jurisdictions.

Contingent Liabilities
      We have contingent liabilities and future claims for which we have made estimates of the amount of the actual costs of these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision to cover an expected loss based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities primarily include litigation, warranty claims, environmental liabilities and contract claims. While management believes the recorded liabilities are adequate, inherent limitations in the estimation process may cause future actual losses to exceed expected losses.
      The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when we determine the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in “Other Long-Term Liabilities” on the Consolidated Balance Sheets as payment is not expected within one year.

Pension Plans
      The plan obligations and related assets of defined benefit pension plans are presented in Note 13 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations as of the period end. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.
Forward-Looking Statements and Exposures -
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
      Our projections assume steady to modest increasing demand for our products and services during 2005, in particular our drill stem products. In the event demand for these products increases, we will be required to increase our production during peak demand periods with minimal operational disruption and inefficiency. If this does not happen, or we experience difficulties in this regard, our results of operations during this ramp-up for high demand periods could be adversely affected.

Our international operations may experience severe interruptions due to political, economic, or other risks, which could adversely affect our results of operations and financial condition.
      For the year ended December 31, 2004, we have derived approximately 39% of our total revenues from our facilities outside the U.S. In addition, a large part of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the U.S., including Mexico, Italy, United Kingdom, China, Indonesia, and Singapore. Our operations in certain international locations are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

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
      As of December 31, 2004, approximately $73.6 million of our revenues were earned by our Chinese operations. As is customary in this country, it is common for our Chinese operations to settle receivables and payables through bearer bonds and notes. At December 31, 2004, we were not holding any such notes. To date, our Chinese operations have not experienced significant losses as a result of such practice; however, there can be no assurance that such losses could not occur in the future. Any such losses could have a materially adverse affect on our results of operations in the period in which they occur.

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
Financial Instruments
      We are currently exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks relate to fluctuations in foreign currency exchange rates and changes in interest rates. Refer to Note 1 to the financial statements included elsewhere in this Annual Report on Form 10-K for additional information on financial instruments.
Foreign Currency Risk
      The functional currency for the majority of our international operations is the U.S. dollar. Adjustments resulting from the remeasurment of the local currency financial statements into the U.S dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. The functional currency of our Canadian, Venezuelan and Chinese operations is the local currency. Adjustments resulting from the translation of the local functional currency financial statements to the U.S dollar, which is based on current exchange rates, are included in stockholders’ equity in the current period. In addition, our long-term supply contract with Voest-Alpine is denominated in Euros. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency transaction gains (losses) for the years ended December 31, 2004, 2003 and 2002 were ($2.7 million), $3.2 million, and $(0.2 million), respectively. The foreign currency transaction losses realized in 2004 were primarily from the U.S. dollar weakening in relation to the Euro and British Pound. The foreign currency transaction gains realized in 2003 relate primarily to the strengthening of the Canadian dollar and the British pound in relation to the U.S. dollar.

Interest Rates
      We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. The following table summarizes our debt obligations at December 31, 2004 and 2003, that are sensitive to changes in interest rates.
      The tables present principal cash flows by expected maturity dates and weighted average interest rates:

	2005	2006	2007	2008	2009	Thereafter
2004
	(In thousands)
Long-term debt:
Fixed rate	$4,181	$1,273	$199,705	$234	$175,245	$1,316
Average interest rate	9.28%	9.32%	9.22%	8.96%	8.94%	5.04%

	2004	2005	2006	2007	2008	Thereafter
2003
	(In thousands)
Long-term debt:
Fixed rate	$2,642	$285	$212	$199,528	$234	$176,559
Average interest rate	9.30%	9.32%	9.33%	9.22%	8.96%	8.97%
Variable rate	$7,143	$7,143	$42,892	$—	$—	$—
Average interest rate	4.13%	4.12%	4.12%	—	—	—
      As of December 31, 2004, our long-term borrowings at variable rates were paid off, therefore, we were not exposed to the risk of cash flow variability due to increased or decreased interest expense in the event of changes in short-term interest rates. However, the Company’s fixed rate Senior Notes outstanding at December 31, 2004 subject the Company to risks related to changes in the fair value of the debt and exposes the Company to potential gains or losses if it were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $9 million to $10 million.
      The fair value of financial instruments which differed from their carrying value at December 31, 2004 and 2003, were as follows:

	December 31,

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In millions)
9 5/8% Senior Notes due 2007	$199.5	$225.1	$199.3	$229.0
9% Senior Notes due 2009	175.0	196.7	175.0	196.8

Item 8.	Financial Statements and Supplementary Data
      The following consolidated financial statements are filed in this Item 8:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Grant Prideco, Inc.
      We have audited the accompanying consolidated balance sheets of Grant Prideco, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grant Prideco, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As described in Note 10 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2005, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Houston, Texas
March 29, 2005

GRANT PRIDECO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues	$945,643	$803,818	$609,390
Operating Expenses:
Cost of sales	560,807	533,572	472,220
Sales and marketing	128,585	106,589	27,828
General and administrative	85,071	69,251	52,112
Research and engineering	20,473	17,711	3,190
Other charges	9,035	31,398	7,045

	803,971	758,521	562,395

Operating Income	141,672	45,297	46,995
Interest Expense	(41,889)	(43,871)	(27,040)
Other Income (Expense), Net	398	11,164	(982)
Equity Income (Loss) in Unconsolidated Affiliates	1,565	(478)	5,342

	(39,926)	(33,185)	(22,680)

Income From Continuing Operations Before Income Taxes and Minority Interests	101,746	12,112	24,315
Income Tax Provision	(31,710)	(4,239)	(7,574)

Income from Continuing Operations Before Minority Interests	70,036	7,873	16,741
Minority Interests	(5,243)	(3,216)	(3,051)

Income from Continuing Operations	64,793	4,657	13,690
Income (Loss) from Discontinued Operations, Net of Tax	(9,527)	533	(644)

Income Before Cumulative Effect of Accounting Change	55,266	5,190	13,046
Cumulative Effect of Accounting Change, Net of Tax	—	—	(6,412)

Net Income	$55,266	$5,190	$6,634

Basic Net Income Per Share:
Income from continuing operations	$0.53	$0.04	$0.12
Income (loss) from discontinued operations	(0.08)	—	—
Cumulative effect of accounting change	—	—	(0.06)

Net income	$0.45	$0.04	$0.06

Basic weighted average shares outstanding	123,325	121,646	111,459
Diluted Net Income Per Share:
Income from continuing operations	$0.51	$0.04	$0.12
Income (loss) from discontinued operations	(0.07)	—	—
Cumulative effect of accounting change	—	—	(0.06)

Net income	$0.44	$0.04	$0.06

Diluted weighted average shares outstanding	126,091	123,401	112,854
The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except par
	value amounts)
ASSETS
Current Assets:
Cash	$47,552	$19,230
Restricted cash	231	283
Accounts receivable, net of allowance for uncollectible accounts of $8,024 and $3,539 for 2004 and 2003, respectively	202,084	212,285
Inventories	288,820	231,994
Deferred charges	17,204	—
Current deferred tax assets	26,473	30,283
Prepaid expenses	12,033	12,924
Other current assets	2,370	3,864

	596,767	510,863
Property, Plant and Equipment, Net	244,305	251,236
Goodwill	393,993	396,944
Intangible Assets, Net	43,807	36,250
Investments In and Advances to Unconsolidated Affiliates	49,159	47,786
Other Assets	16,435	18,982

	$1,344,466	$1,262,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$4,181	$11,073
Accounts payable	71,741	74,408
Accrued labor and benefits	53,060	30,406
Deferred revenues	21,413	—
Federal income taxes payable	8,144	14,401
Current deferred tax liabilities	3,108	3,763
Other accrued liabilities	33,854	32,204

	195,501	166,255
Long-Term Debt	377,773	426,853
Deferred Tax Liabilities	36,433	26,965
Other Long-Term Liabilities	13,224	23,843
Commitments and Contingencies (See Notes 15 and 16)	—	—
Minority Interests	15,994	12,031
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; no shares issued in 2004 or 2003	—	—
Common stock, $0.01 par value; authorized 300,000 shares; issued 124,516 and 121,250 in 2004 and 2003, respectively	1,245	1,212
Capital in excess of par value	530,687	488,350
Unearned compensation	(8,300)	(6,228)
Retained earnings	192,289	137,023
Accumulated other comprehensive loss	(12,291)	(16,917)
Treasury stock, at cost, 617 and 535 shares in 2004 and 2003, respectively	(8,483)	(6,692)
Deferred compensation obligation	10,394	9,366

	705,541	606,114

	$1,344,466	$1,262,061

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash Flows From Operating Activities:
Net Income	$55,266	$5,190	$6,634
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	6,412
Loss on sale of discontinued operations	11,746	—	—
Gain on sale of businesses, net	(774)	(3,393)	—
Depreciation and amortization	43,220	44,688	28,831
Non-cash portion of other charges	6,010	31,247	2,580
Bad debt expense	3,844	1,948	1,106
Deferred income tax	20,096	(16,133)	(3,317)
Equity (income) loss in unconsolidated affiliates, net of dividends	6,525	14,127	10,746
Stock-based compensation expense	4,660	2,866	2,135
Deferred compensation expense	1,682	1,595	1,526
Minority interests in consolidated subsidiaries, net of dividends	2,103	1,326	2,360
(Gain) loss on sale of assets	(4,466)	645	595
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	2,278	(29,747)	20,643
Inventories	(60,039)	(4,413)	50,169
Deferred charges	(17,204)	—	—
Other current assets	6,768	29,500	4,370
Other assets	3,087	(281)	(2,011)
Accounts payable	64	13,075	(1,039)
Deferred revenues	21,413	—	—
Other accrued liabilities	17,197	(5,652)	(6,121)
Other, net	(10,306)	(3,650)	(6,933)

Net cash provided by operating activities	113,170	82,938	118,686
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(33,833)	(8,272)	(265,172)
Proceeds from sales of businesses, net of cash disposed	2,180	30,364	—
Proceeds from sale of discontinued operations, net of cash disposed	19,859	—	—
Investments in and advances to unconsolidated affiliates	(4,167)	(5,459)	(3,794)
Capital expenditures for property, plant and equipment	(37,879)	(41,418)	(45,781)
Proceeds from sales of fixed assets	8,459	981	911

Net cash used in investing activities	(45,381)	(23,804)	(313,836)
Cash Flows From Financing Activities:
Repayments on revolver debt, net	(14,320)	(42,982)	(2,391)
Borrowings on debt	—	—	226,635
Repayments on debt	(49,781)	(17,608)	(17,098)
Purchases of treasury stock	(2,508)	(2,388)	(2,279)
Proceeds from stock option exercises	25,791	566	1,173
Employee stock purchase plan purchases	928	—	—

Net cash provided by (used in) financing activities	(39,890)	(62,412)	206,040
Effect of Exchange Rate Changes on Cash	423	630	604

Net Increase (Decrease) in Cash	28,322	(2,648)	11,494
Cash at Beginning of Year	19,230	21,878	10,384

Cash at End of Year	$47,552	$19,230	$21,878

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital
	$0.01 Par		in Excess			Accum Other	Treasury Stock		Deferred
			of Par	Unearned	Retained	Comprehensive			Compensation
	Shares	Amount	Value	Compensation	Earnings	Income	Shares	Amount	Obligation	Total

					(In thousands)
Balance at December 31, 2001	109,293	$1,093	$364,193	$(2,328)	$125,199	$(22,551)	(168)	$(2,551)	$5,912	$468,967
Components of Comprehensive Income:
Net Income	—	—	—	—	6,634	—	—	—	—	6,634
Currency Translation Adjustment	—	—	—	—	—	(1,740)	—	—	—	(1,740)
Change in Fair Value of Derivative Instruments, net of tax of ($74)	—	—	—	—	—	164	—	—	—	164
Unrealized Gain on Securities, net of tax of ($24)	—	—	—	—	—	54	—	—	—	54

Total Comprehensive Income				—						5,112
Stock Grant and Options Exercised	169	2	1,171	—	—	—	—	—	—	1,173
Tax Benefit of Options Exercised	—	—	733	—	—	—	—	—	—	733
Deferred Compensation Obligation	—	—	374	—	—	—	28	421	(954)	(159)
Issuance of Stock for Acquisition	11,353	113	110,798	—	—	—	—	—	—	110,911
Issuance of Restricted Stock	—	—	7,550	(7,550)	—	—	—	—	—	—
Amortization of Restricted Stock	—	—	—	2,135	—	—	—	—	—	2,135
Purchase of Treasury Stock for Executive Deferred Compensation Plan	—	—	—	—	—	—	(202)	(2,279)	2,279	—

Balance at December 31, 2002	120,815	$1,208	$484,819	$(7,743)	$131,833	$(24,073)	(342)	$(4,409)	$7,237	$588,872
Components of Comprehensive Income:
Net Income	—	—	—	—	5,190	—	—	—	—	5,190
Currency Translation Adjustment	—	—	—	—	—	7,818	—	—	—	7,818
Minimum Pension Liability, net of tax of $356	—	—	—	—	—	(662)	—	—	—	(662)

Total Comprehensive Income				—						12,346
Stock Grant and Options Exercised	85	1	565	—	—	—	—	—	—	566
Tax Benefit of Options Exercised	—	—	120	—	—	—	—	—	—	120
Deferred Compensation Obligation	—	—	10	—	—		11	105	(259)	(144)
Issuance of Restricted Stock	350	3	2,496	(2,499)	—	—	—	—	—	—
Amortization of Restricted Stock, Net	—	—	—	4,014	—	—	—	—	—	4,014
Compensation Expense for Accelerated Vesting	—	—	340	—	—	—	—	—	—	340
Purchase of Treasury Stock for Executive Deferred Compensation Plan	—	—	—	—	—	—	(204)	(2,388)	2,388	—

Balance at December 31, 2003	121,250	$1,212	$488,350	$(6,228)	$137,023	$(16,917)	(535)	$(6,692)	$9,366	$606,114
Components of Comprehensive Income:
Net Income	—	—	—	—	55,266	—	—	—	—	55,266
Currency Translation Adjustment	—	—	—	—	—	3,966	—	—	—	3,966
Minimum Pension Liability, net of tax of ($354)	—	—	—	—	—	660	—	—	—	660

Total Comprehensive Income				—						59,892
Stock Grant and Options Exercised	2,998	30	25,761	—	—	—	—	—	—	25,791
Tax Benefit of Options Exercised	—	—	6,717	—	—	—	—	—	—	6,717
Deferred Compensation Obligation	177	2	46	—	—	—	68	717	(1,480)	(715)
Issuance of Restricted Stock	—	—	5,582	(5,582)	—	—	—	—	—	—
Employee Stock Purchase Plan Issuance	91	1	927	—	—	—	—	—	—	928
Amortization of Restricted Stock	—	—	—	3,510	—	—	—	—	—	3,510
Compensation Expense for Accelerated Vesting	—	—	3,304	—	—	—	—	—	—	3,304
Purchase of Treasury Stock for Executive Deferred Compensation Plan	—	—	—	—	—	—	(150)	(2,508)	2,508	—

Balance at December 31, 2004	124,516	$1,245	$530,687	$(8,300)	$192,289	$(12,291)	(617)	$(8,483)	$10,394	$705,541

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations
      The Company is the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. The Company’s drill stem and drill bit products are used to drill oil and gas wells while its tubular technology and services are primarily used in drilling and completing oil and gas wells. The Company’s customers include drilling contractors; North American oil country tubular goods (OCTG) distributors; major, independent and state-owned oil companies; and other oilfield service companies. The Company operates primarily through three business segments: (1) Drilling Products and Services, (2) Drill Bits and (3) Tubular Technology and Services. In the first quarter of 2004, the Company announced an organizational restructuring that resulted in the former Marine Products and Services businesses now being reflected in the Tubular Technology and Services segment. Prior periods have been restated for comparability.
      The Company’s business is dependent on the level of drilling activity worldwide, which depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current and forecasted prices for oil and gas, and the perceived stability and sustainability of those prices. The Company’s Drilling Products and Services segment and Drill Bit segment’s revenues most closely track worldwide rig counts, while its Tubular Technology and Services business is dependent on the U.S. rig count, particularly the natural gas rig count, and more specifically, rigs drilling for deep gas in the U.S. Gulf of Mexico.

Principles of Consolidation
      The consolidated financial statements include the accounts of Grant Prideco, Inc. and its majority-owned subsidiaries (Grant Prideco). The following table lists less than 100% owned consolidated subsidiaries as of December 31, 2004:

% Ownership

Jiangsu Shuguang Grant Prideco Tubular Limited (JSG)	70%
Tianjin Grant Prideco (TGP)	60%
H-Tech	54%
      The minority interests of the above listed subsidiaries are included in the Consolidated Balance Sheets and Statements of Operations as “Minority Interests”. Intercompany transactions and balances between Grant Prideco’s businesses have been eliminated. The Company accounts for its 50% or less-owned affiliates using the equity-method of accounting, as the Company has a significant influence but not a controlling interest (see Note 7).
      Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2004 classifications. These reclassifications have no impact on net income. As explained in Note 6, in 2004, the Company completed the sale of its Texas Arai division. Prior year results of operations of Texas Arai have been reclassified as discontinued operations.

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

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements include reserves for inventory obsolescence, restructuring, self-insurance, valuation of goodwill and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities and purchase accounting allocations. Actual results could differ from those estimates.
      Allowance for uncollectible accounts of $8.0 million and $3.5 million as of December 31, 2004 and 2003, respectively, are provided primarily based on specific account collection issues but also include a general component. The provision for bad debt expense was $3.8 million, $1.9 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002 respectively. The increase from 2003 to 2004 relates to foreign receivables at the Company’s Drill Bits segment.

Cash
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2004 and 2003, the Company had $0.2 million and $0.3 million of restricted cash, respectively. The restricted cash balance at December 31, 2004 and 2003 primarily related to the Company’s 60% interest in TGP and is subject to dividend and distribution restrictions; however, such cash is available to fund the local operations in China.

Inventories
      Inventory costs are stated at the lower of cost or market using the first-in, first-out method. The Company values its inventories primarily using standard costs, which approximate actual costs, that include raw materials, direct labor and manufacturing overhead allocations. The Company performs obsolescence reviews on its slow-moving and excess inventories and establishes reserves based on current assessments of factors such as age of inventory, technological obsolescence, future product demands, market conditions and related management incentives.
      Inventories by category are as follows:

	December 31,

	2004	2003

	(In thousands)
Raw Materials, Components and Supplies	$104,543	$96,528
Work in Process	59,308	36,889
Finished Goods	124,969	98,577

	$288,820	$231,994

      Work in process and finished goods inventories include the cost of materials, labor and plant overhead.
      Reserves for excess and obsolete inventory included in the Consolidated Balance Sheets at December 31, 2004 and 2003 were $13.0 million and $14.9 million, respectively.

Property, Plant and Equipment
      Property, plant and equipment is carried at cost. Maintenance and repairs are expensed as incurred. The costs of replacements, betterments and renewals are capitalized. When properties and equipment are sold, retired, or otherwise disposed of, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized. Depreciation on fixed assets, including those under capital leases, is

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
computed using the straight-line method over the estimated useful lives for the respective categories. The useful lives of the major classes of property, plant and equipment are as follows:

Life

Buildings and Improvements	7-30 years
Machinery and Equipment	2-10 years
Furniture and Fixtures	3-7 years
      Property, plant and equipment, net consisted of the following:

	December 31,

	2004	2003

	(In thousands)
Land	$21,521	$22,715
Buildings and Improvements	78,557	85,322
Machinery and Equipment	269,517	255,788
Furniture and Fixtures	29,058	23,479
Construction in Progress	19,655	19,856

	418,308	407,160
Less: Accumulated Depreciation	(174,003)	(155,924)

	$244,305	$251,236

      Depreciation expense was $38.8 million, $42.0 million and $30.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, which includes depreciation of assets related to capital leases.
      The Company reviews long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and when management determines it is more likely than not that an asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. This consists of comparing the carrying amount of an asset group with its expected undiscounted future net cash flows. If the asset group’s carrying amount is less than such cash flow estimate, it is written down to its fair value based on expected discounted future cash flows. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. See Note 3 for discussion related to the Company’s fixed asset write-downs.

Goodwill and Identifiable Intangible Assets
      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second-step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over the years expected to be benefited, ranging from 1.5 to 20 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of October 1, 2004, the Company does not believe any of its

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
goodwill is impaired as of December 31, 2004. See Note 10 for discussion related to the Company’s goodwill and identifiable intangible asset impairments.

Stock-Based Compensation
      The Company accounts for its stock-based compensation programs using the intrinsic value method of accounting established by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of common stock on the grant date and all other provisions of the grant are fixed. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (see Note 12).
      Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123. The pro forma information has been determined as if the Company had accounted for its stock options under the fair value method. The following is a summary of the Company’s net income (loss) and net income (loss) per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards are made each year.
      Pro forma information applying to the fair value method follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net Income
As Reported	$55,266	$5,190	$6,634
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects(a)	4,642	2,831	1,388
Deduct: Stock-Based Employee Compensation Expense Determined Under the Fair Value Method for All Awards, Net of Related Tax Effects	(9,565)	(12,208)	(18,299)

Pro Forma Net Income (Loss)	$50,343	$(4,187)	$(10,277)

Net Income (Loss) Per Share:
Basic as Reported	$0.45	$0.04	$0.06

Basic Pro Forma	$0.41	$(0.03)	$(0.09)

Diluted as Reported	$0.44	$0.04	$0.06

Diluted Pro Forma	$0.40	$(0.03)	$(0.09)

(a)	Includes stock based compensation, which is included in the non-cash portion of other charges in the Consolidated Statements of Cash Flows.
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. See Note 12

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for a discussion of the assumptions used in the option-pricing model and estimated fair value of employee stock options.

Pension Plans
      On December 20, 2002, the Company assumed sponsorship of two defined benefit pension plans in connection with the ReedHycalog acquisition. Generally accepted accounting principles require the Company to develop actuarial assumptions in determining annual pension expense and benefit obligations for the related plans. These assumptions are reviewed on an annual basis and modified as necessary to reflect changed conditions. Further, the recognition of a minimum pension liability and in certain circumstances an adjustment to stockholders’ equity is required when the fair market value of year-end pension assets are less than the accumulated benefit obligation. Future increases or decreases to the minimum pension liability are dependent upon actuarial experience, including whether asset returns exceed assumed rates of return.
      The assets and related obligations of the defined benefit pension plans are presented in Note 13. The plan’s assets are valued using market quotations and consist primarily of marketable equity and debt instruments. The plan’s obligations and annual pension expenses are determined by independent actuaries and through the use of assumptions. The key assumptions used in measuring the plans obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

Foreign Currency Translation
      The functional currency for the majority of the Company’s international operations is the U.S. dollar. Adjustments resulting from the remeasurment of the local currency financial statements into the U.S dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. The functional currency of the Company’s Canadian, Venezuelan and Chinese operations is the local currency. Adjustments resulting from the translation of the local functional currency financial statements into the U.S dollar, which is based on current exchange rates, are included in stockholders’ equity in the current period. In addition, the Company’s long-term supply contract with Voest-Alpine is denominated in Euros. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency transaction gains (losses) for the years ended December 31, 2004, 2003 and 2002 were ($2.7 million), $3.2 million, and $(0.2 million), respectively. The foreign currency transaction losses realized in 2004 were primarily from the U.S. dollar weakening in relation to the Euro and British Pound. The foreign currency transaction gains realized in 2003 relate primarily to the strengthening of the Canadian dollar and the British pound in relation to the U.S. dollar.

Fair Value of Financial Instruments Other Than Derivatives
      The Company’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturity of those instruments. The Company determined fair value for debt based on the traded market quote as of the applicable period. The Company had approximately $382.0 million and $436.6 million of debt at December 31, 2004 and 2003, respectively. The fair value of the debt at December 31, 2004 and 2003 was $429.2 million and $488.1 million, respectively.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Off-Balance Sheet Financing
      The Company does not have any off-balance sheet hedging, financing arrangements or contracts except those associated with our investments in two companies that are not consolidated in the Company’s financial statements: Voest-Alpine Tubulars GmbH & Co KG (Voest-Alpine) and IntelliServ, Inc. (IntelliServ). These investments are accounted for under the equity-method of accounting. The assets and liabilities of Voest-Alpine are summarized in Note 7. Additionally, Voest-Alpine has entered into forward contracts to cover its currency risk related to accounts receivables and accounts payables, has entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds, and has also entered into an agreement with a bank to sell a significant portion of its accounts receivable. IntelliServ is the Company’s technology joint venture that is currently developing technology for intelligent drill pipe that permits real-time transfer of data through the drill string. IntelliServ does not have any debt, other than trade payables relating primarily to research and development expenses.

Contingent Liabilities
      The Company has contingent liabilities and future claims for which it has made estimates of the amount of the actual costs of these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and the Company has made an assessment of its exposure and recorded a provision to cover an expected loss based on its experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Examples of areas where the Company has made important estimates of future liabilities primarily include litigation, warranty claims, environmental liabilities and contract claims.

Accounting for Income Taxes
      The accompanying financial statements have been prepared under SFAS No. 109, “Accounting for Income Taxes”, assuming Grant Prideco was a separate entity for all periods prior to the spinoff from Weatherford International Ltd. (Weatherford). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. See Note 14 for further details.
      In connection with the spinoff from Weatherford, Grant Prideco and Weatherford entered into a tax allocation agreement (the “Tax Allocation Agreement”). Under the terms of the Tax Allocation Agreement, Grant Prideco will be responsible for all taxes and associated liabilities relating to the historical businesses of Grant Prideco. The Tax Allocation Agreement also provides that any tax liabilities associated with the spinoff shall be assumed and paid by Grant Prideco subject to certain exceptions relating to changes in control of Weatherford. The Tax Allocation Agreement further provides that in the event there is a tax liability associated with the historical operations of the Company that is offset by a tax benefit of Weatherford, Weatherford will apply the tax benefit against such tax liability and will be reimbursed for the value of such tax benefit when and as Weatherford would have been able to otherwise utilize that tax benefit for its own businesses. Also, the Tax Allocation Agreement provides that Weatherford will have the future benefit of any tax losses incurred by Grant Prideco prior, as a part of a consolidated return with Weatherford, to the spinoff, and Grant Prideco will be required to pay Weatherford an amount of cash equal to any such benefit utilized by Grant Prideco or which expires unused by Grant Prideco to the extent those benefits are not utilized by Weatherford.

Revenue Recognition
      The Company recognizes revenues when the earnings process is complete and collectibility is reasonably assured. With respect to the Drilling Products and Services and Tubular Technology and Services segments, this includes satisfying the following criteria: the arrangement with the customer is evident; the sales price is

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fixed or determinable; the manufacturing process is complete (including completion of all proper inspections); title and risk of loss have passed to the customer and all delivery obligations have been met. If requested in writing by the customer; delivery may be satisfied through delivery to the Company’s customer storage location or to a third-party storage facility. With respect to the Company’s Drill Bits segment, revenue is recognized when the customer runs the drill bit. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. Additionally, the Company recognizes revenues associated with rebillable shipping costs.

Deferred Revenues and Charges
      For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, recognition of the revenues and related inventory costs from these transactions are required to be deferred until the customer takes physical possession. At December 31, 2004, the Company had deferred revenues and charges related to such transactions of $21.4 million and $17.2 million, respectively. The deferred charges represent customer-owned finished goods inventory on deferred sales transactions for which legal title transfer has occurred, but the product is not yet in the customer’s physical possession. See Note 19 for information on the restatement of the first three quarters of 2004. The impact of deferred revenues and charges on prior years’ financial statements was not material.

Net Income (Loss) Per Share
      Basic net income (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year excluding non-vested restricted shares. Diluted net income (loss) per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The computation of diluted earnings per share for 2004, 2003 and 2002 did not include options to purchase 3.7 million, 5.1 million and 5.2 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock.
      The following table reconciles basic and diluted weighted average shares:

	December 31,

	2004	2003	2002

	(In thousands)
Basic Weighted Average Number of Shares Outstanding	123,325	121,646	111,459
Dilutive Effect of Stock Options and Restricted Stock, Net of Assumed Repurchase of Treasury Shares	2,766	1,755	1,395

Diluted Weighted Average Number of Shares Outstanding	126,091	123,401	112,854

Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, “Share-Based Payment” (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This statement will be effective as of the

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company). Early adoption of SFAS 123R is encouraged. This Statement applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123.
      The Company expects that upon the adoption of SFAS 123R, the Company will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of SFAS 123R, the Company’s financial statements for periods prior to the effective date of the Statement will not be restated. The impact of this Statement on the Company’s financial statements or its results of operations in 2005 and beyond will depend upon various factors, among them the Company’s future compensation strategy. The Company expects that the effect of applying this Statement on the Company’s results of operations in 2005 as it relates to existing option plans would not be materially different from the SFAS 123 pro forma effect previously reported.
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.
      The American Jobs Creation Act of 2004 (the “Act”) enacted on October 22, 2004 provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated foreign earnings. To qualify for the deduction, certain criteria in the Act must be satisfied. The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Act and if so, the amount that will be repatriated. Through December 31, 2004, the Company has not provided deferred taxes on certain foreign earnings because such earnings were intended to be indefinitely reinvested outside the United States. Whether the Company will take advantage of this provision depends on a number of factors including reviewing future Congressional guidance before a decision can be made. Until that time, the Company will make no change in its current intention to indefinitely reinvest certain earnings of its foreign subsidiaries. If the Company were to repatriate these earnings, a one-time tax benefit to the Company’s Consolidated Statements of Operations of up to approximately $2.1 million could occur.
      In December 2003, the FASB revised SFAS No. 132, “Employer’s Disclosures about Pensions and Other Post-Retirement Benefits”. The revised Statement requires new disclosures in addition to those required by the original Statement about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. As revised, SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement were effective for interim periods beginning after December 15, 2003. However, disclosure of the estimated future benefit payments was effective for fiscal years ending after June 14, 2004. The Company adopted SFAS 132R during 2004. The adoption of SFAS 132R did not have any impact on the Company’s results of operations or financial position. See Note 13 for disclosures regarding the Company’s defined benefit pension plans.
      In January 2003, the FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46) was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to variable interest entities (VIE’s), which are certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equity at risk for the entity to finance its activities without additional subordinated support from other parties. The Interpretation is intended to achieve more consistent application of consolidation policies to VIE’s and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through VIE’s. FIN No. 46 requires the entity, which absorbs a majority of the variable income or loss of a VIE be considered the primary beneficiary and requires consolidation of the VIE. The Interpretation was effective immediately for VIE’s created after January 31, 2003, and to VIE’s in which the Company obtains an interest after that date. In December 2003, the FASB issued a revision to FIN No. 46, (FIN No. 46R), to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of this revised interpretation. Otherwise, application of FIN No. 46R was required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIE’s was required in financial statements for periods ending after March 15, 2004. The Company is not a primary beneficiary of a VIE’s VIE nor does it hold any significant interests or involvement in a VIE. The adoption of this interpretation did not have a material effect on the Company’s results of operations or financial position.

2.	Accumulated Other Comprehensive Income
      The following table summarizes the components of accumulated other comprehensive income, net of tax:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Foreign Currency Translation Adjustments	$(12,289)	$(16,255)	$(24,073)
Minimum Pension Liability	(2)	(662)	—

Total Accumulated Other Comprehensive Income	$(12,291)	$(16,917)	$(24,073)

3.	Other Charges

2004 Charges
      During 2004, the Company incurred $9.0 million of pre-tax charges, $6.2 million net of tax. These charges include $3.8 million related to the relocation of the Company’s Corporate offices, $2.0 million due to lease termination, severance and other exit costs related to the Drilling Products rationalization program and

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$3.2 million of severance costs related to the Tubular Technology and Services organizational restructuring. The 2004 pre-tax charges are summarized in the following table:

		Tubular				Liability
	Drilling Products	Technology				Balance
	and Services	and Services	Corporate	Total	Utilized	12/31/04

	(In thousands)
Drilling Products Rationalization Program:
Lease termination cost(a)	$1,430	$—	$—	$1,430	$276	$1,154
Severance costs(b)	272	—	—	272	272	—
Other exit costs(c)	349	—	—	349	349	—

	2,051	—	—	2,051	897	1,154
Severance Costs(d)	—	3,207	—	3,207	3,207	—
Corporate Relocation Charge(e)	—	—	3,777	3,777	N/A	—

	$2,051	$3,207	$3,777	$9,035	$4,104	$1,154

(a)	The lease termination cost of $1.4 million, primarily recorded in the first quarter of 2004, is for a long-term lease which is expected to be repaid over the next year for equipment located at the Company’s Canadian facility. Due to the downsizing of the Company’s Canadian operations, this equipment will no longer be utilized. This amount was included in “Other Current Liabilities” in the Consolidated Balance Sheets.

(b)	Severance costs of $0.3 million, primarily recorded in the first quarter of 2004, relate to employees that were terminated in connection with the downsizing of the Company’s Canadian operations. These costs relate to 79 employees and were paid in July 2004.

(c)	Other exit costs of $0.3 million, primarily recorded in the first quarter of 2004, are associated with the downsizing of the Canadian operations.

(d)	Severance costs of $3.2 million, of which $0.9 million was recorded in the first quarter of 2004 and $2.3 million was recorded in the second quarter of 2004, relate to the organizational restructuring of the Company’s Tubular Technology and Services segment. These costs relate to 4 employees and of the $3.2 million, $2.5 million related to accelerated vesting of stock options with the remaining $0.7 million paid by June 2004.

(e)	Corporate relocation charge of $3.8 million, recorded in the third quarter of 2004, primarily relates to the non-cash write-off of leasehold improvements and furniture and fixtures resulting from the relocation of the Company’s Corporate offices in September 2004.

2003 Charges
      During 2003, the Company incurred $37.8 million of pre-tax charges, $24.6 million net of tax. These charges, which have all been utilized, include $24.9 million related to fixed asset write-downs, $6.4 million related to inventory reserves for exited product lines which are classified in cost of sales, $6.4 million related to asset impairments and $1.5 million related to stock based compensation expense.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 2003 pre-tax charges are summarized in the following table:

	Drilling Products	Tubular Technology
	and Services	and Services	Other	Corporate	Total

	(In thousands)
Fixed Asset Write-Downs(a)	$24,924	$—	$—	$—	$24,924
Other Impairments(b)	—	—	6,396	—	6,396
Stock Compensation Expense(c)	—	—	—	1,478	1,478
Contingent Liability Credit(d)	—	—	—	(1,400)	(1,400)

	24,924	—	6,396	78	31,398
Inventory Reserves for Exited Product Lines(e)	—	425	6,000	—	6,425

	$24,924	$425	$12,396	$78	$37,823

(a)	The write-down of fixed assets was reported as other charges and related to assets taken out of service as part of the Drilling Products and Services’ manufacturing rationalization program. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(b)	The other impairments relate to two technology joint ventures. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(c)	In May 2003, two members of the Board of Directors volunteered to step down to reduce the number of common directors between Grant Prideco and its former parent, Weatherford, and vesting of their stock-based compensation was accelerated (See Note 12).

(d)	In July 2003, the dispute underlying the 2000 $4.7 million contingent liability accrual was settled for $3.3 million, therefore a $1.4 million credit was recorded to reflect the actual 2003 settlement of the liability accrued as a charge taken in 2000.

(e)	The inventory reserves for the exited product lines were reported as Cost of Sales and relate to the write-down of industrial inventory drilling products, to their net estimated realizable values. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposition. This inventory has been completely liquidated as of December 31, 2004.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 Charges
      During 2002, the Company incurred $7.0 million of pre-tax charges, $4.9 million net of tax. These charges, which have all been utilized, included $2.6 million related to fixed asset write-downs and $4.4 million for executive severance payments and related expenses and are summarized in the following table:

	Drilling	Tubular
	Products	Technology
	and Services	and Services	Corporate	Total

	(In thousands)
Fixed Asset Write-Downs(a)	$2,360	$220	$—	$2,580
Severance(b)	—	—	4,465	4,465

	$2,360	$220	$4,465	$7,045

(a)	The fixed asset write-downs relate to idle assets taken out of service pursuant to the Company’s ongoing automation and efficiency initiatives and are classified as held for sale. The amount was determined by use of internal appraisals and evaluations to assess the estimated fair value upon disposition.

(b)	The severance charges relate to an executive employee terminated during June 2002. The amount accrued for severance was based upon the terminated employees employment contract, which was paid in July 2002.

4.	Acquisitions
      On August 27, 2004, the Company acquired Diamond Products International, Inc. (DPI), a designer and manufacturer of specialized polycrystalline diamond compact (PDC) drill bits and coring equipment for $17.0 million in cash. The purchase price for the DPI acquisition has been allocated to the fair values of net assets acquired. The preliminary purchase price allocation is based upon the Company’s current estimates of respective fair values, which is subject to final working capital adjustments. The Company expects to finalize the determination of the fair value of assets acquired in 2005. The value of intangible assets recognized in this acquisition was $3.1 million for patents and $1.3 million for customer relationships and goodwill recognized was approximately $5.1 million, which is not deductible for tax purposes. The patents and customer relationships are amortized over 15 years and 20 years, respectively. DPI’s results of operations are included in the Company’s Drill Bits segment from the date of acquisition.
      On June 21, 2004, the Company acquired the polycrystalline diamond compact (PDC) manufacturing business of Novatek International, Inc. (Novatek) for $17.3 million in cash plus a non-interest bearing note payable of $4.2 million, with $3.0 million due June 2005 and $1.2 million due June 2006, which has been discounted to $4.0 million based on the Company’s incremental borrowing rate of 4.75%. The Company’s management believes that this acquired PDC technology will provide the Company’s Drill Bits segment with certain manufacturing capabilities to ensure a high quality supply of PDC cutters and better control over cutter technologies. The purchase price for the PDC acquisition has been allocated to the fair values of net assets acquired. The value of intangible assets recognized in this acquisition was $6.7 million for patents and $0.3 million for a covenant not to compete and there was no goodwill recognized. The patents and covenant not to compete are amortized over 15 years and 1.5 years, respectively. The PDC manufacturing business results of operations are included in the Company’s Drill Bits segment from the date of acquisition.
      On December 20, 2002, the Company purchased the ReedHycalog drill bits business from Schlumberger Technology Corporation and its affiliates (Schlumberger) for $364.9 million, consisting of $259.3 million in cash, $90 million in Grant Prideco common stock, and $15.6 million of assumed non-current liabilities and an accrued working capital adjustment. The results of ReedHycalog have been included in the financial

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements from the date of acquisition. ReedHycalog is a leading designer, manufacturer and distributor of fixed-cutter and roller-cone drill bits to the global oil and gas industry.
      In addition to the cash and equity consideration for ReedHycalog, the Company assumed certain of Schlumberger’s and its affiliates’ obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with the operation of ReedHycalog. This includes, subject to certain exceptions, certain of Schlumberger’s and its affiliates’ obligations, liabilities, costs and expenses related to the operation of its business, contractual matters, warranty claims and various accrued liabilities, including certain known and unknown obligations, liabilities, costs and expenses arising or incurred prior to the closing date. The Company believes that, as a result of Schlumberger’s indemnification obligations, the Company will not have any material exposure for pre-closing matters. However, the indemnification the Company received is subject to certain thresholds and limits and the Company cannot assure that such indemnification will be adequate.
      The purchase price for ReedHycalog has been allocated to the fair values of assets acquired and liabilities assumed. Some allocations are based on studies and independent valuations.
      The components of the purchase price and final allocation, including the weighted average useful life of intangibles, are as follows:

		Intangibles
		Weighted Average
	Amount	Useful Life

	(In thousands)
Final Allocation of Purchase Price:
Cash Paid	$259,271
Grant Prideco Common Stock Issued	90,000
Non-Current Liabilities Assumed	13,899
Accrued Working Capital Adjustment	1,745
Acquisition Costs	5,151

Total Consideration and Acquisition Costs	$370,066

Final Allocation of Purchase Price:
Current Assets	$149,417
Property, Plant, and Equipment	45,794
Other Assets	618
Identifiable Intangible Assets:
Patents	29,350	15.0
Customer Relationships	3,300	20.0
Covenant Not to Compete	1,000	1.5
Goodwill	161,807
Liabilities Assumed	(21,220)

Net Assets Acquired	$370,066

      Goodwill that is deductible for income tax purposes related to this acquisition was $73.6 million.
      On September 13, 2002, the Company acquired the assets of Grey-Mak Pipe, Inc. (Grey-Mak), a company headquartered in Casper, Wyoming that specializes in the threading of casing and tubing and provides related accessories. The Company paid approximately $4.8 million in cash, and goodwill recognized in the acquisition was approximately $0.6 million. Grey-Mak’s results of operations are included in the Company’s Tubular Technology and Services segment from the date of acquisition.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 7, 2002, the Company acquired 65% of Rotator AS (Rotator), a Norwegian company that manufactures control valves and systems for the offshore oil and gas industry. On January 28, 2003, the Company purchased the remaining 35% interest in Rotator. Total consideration for the purchase of Rotator was 0.3 million shares of Grant Prideco common stock with a value of approximately $5.1 million and $6.1 million in cash. Goodwill recognized in the acquisition of Rotator was approximately $5.1 million, all of which related to the 2003 step-acquisition. Rotator’s results of operations and financial condition are included in the Company’s Tubular Technology and Services segment. In September 2003, the Company sold Rotator. See Note 5 for further discussion of the Rotator disposition.
      On March 26, 2002, the Company acquired an additional 48.5% interest in JSG, a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets, thereby giving the Company a 70% controlling interest in JSG. The Company previously owned approximately 21.5% of JSG and accounted for its investment under the equity method. The Company paid approximately $0.5 million in cash and issued 1.3 million shares of Grant Prideco common stock for the additional interest. Goodwill recognized in the step acquisition of JSG was approximately $11.3 million. Subsequent to acquiring a controlling interest, the Company’s consolidated financial statements include the accounts of JSG. Previously recorded goodwill of $2.9 million related to the Company’s initial 21.5% investment has been reclassified from “Investments in and Advances to Unconsolidated Affiliates” to “Goodwill” in the Consolidated Balance Sheets. JSG’s results of operations are included in the Company’s Drilling Products and Services segment.
      On March 26, 2002, the Company also entered into the TGP joint venture for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture to supply JSG with all of its tubular requirements. The Company currently owns a 60% interest in the TGP joint venture and invested approximately $5.0 million for machinery and equipment representing the Company’s contribution to the joint venture. TGP’s results of operations are included in the Company’s Drilling Products and Services segment.
      The acquisitions discussed above were accounted for using the purchase method of accounting. The cost of business acquisitions is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition using third-party appraisals and management estimates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. The results of operations of all acquisitions are included in the Consolidated Statements of Operations from their respective dates of acquisition. See Note 11 for supplemental cash flow information concerning acquisitions.
      Acquisitions discussed above, with the exception of the ReedHycalog acquisition, are not material to the Company individually or in the aggregate for each applicable year, therefore pro forma information is not presented.
      The following unaudited pro forma summary presents information as if ReedHycalog had been acquired at the beginning of 2002. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the final allocated purchase price of the properties, plant and equipment acquired and of intangible assets; adjustment to reduce employee benefit expenses related to benefit plans not to be continued by Grant Prideco; increased interest expense on acquisition debt; and

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
elimination of interest income that is not expected to have a continuing impact. The pro forma amounts do not reflect any benefits from economies which might be achieved from the combined operations.

December 31, 2002

(In thousands,
except per share data)
Revenues	$853,598
Net Income Before Cumulative Effect of Accounting Change	23,737
Net Income	17,325
Basic Earnings Per Share	0.14
Diluted Earnings Per Share	0.14
      The pro forma results are not necessarily indicative of what would have occurred if the ReedHycalog acquisition had been in effect for the period presented and they are not intended to be a projection of future results.

5.	Dispositions
      On March 4, 2004, the Company sold its Plexus Ocean Systems (POS) rental wellhead business for $1.3 million in net cash. The POS operations were included in the Company’s Other segment. The Company recognized a pre-tax loss of $0.1 million on the sale, which is recorded in the Consolidated Statements of Operations in “Other Income (Expense), Net”. Revenues related to POS included in the Other segment’s results for the years ended 2004, 2003 and 2002 were $0.2 million, $1.1 million and $0.9 million respectively. Operating income (loss) related to POS for the years ended 2004, 2003 and 2002 was $0.0 million, ($4.4 million) and $0.3 million, respectively.
      On December 2, 2003, the Company sold its Petro-Drive operations, a provider of hammer services, for $7 million in cash. The Petro-Drive operations were included in the Company’s Tubular Technology Services segment. The Company recognized a pre-tax loss of $0.1 million on the sale, which is recorded in the Consolidated Statements of Operations in “Other Income (Expense), Net”.
      On September 2, 2003, the Company sold Rotator for $14.3 million in cash, which included a post-closing working capital adjustment of $0.8 million that was recorded in the first quarter of 2004 in the Consolidated Statements of Operations in “Other Income (Expense), Net”. Revenues related to Rotator included in the Tubular Technology Services segment’s results for the years ended 2003 and 2002 were $8.7 million and $12.6 million, respectively. Operating income related to Rotator for the years ended 2003 and 2002 were $0.9 million and $1.3 million, respectively.
      On March 25, 2003, the Company sold Star Iron Works, Inc. (Star), a manufacturer of drilling tools for the water well, construction, and utility boring industries, for $11.0 million in cash and a note valued at approximately $0.9 million due March 2006. The gain recognized on the sale of Star was $1.3 million, $0.8 million net of tax, and is recorded in the Consolidated Statements of Operations as “Other Income (Expense), Net”. Revenues related to Star included in the Other segment’s results for the years ended 2003 and 2002 were $3.6 million and $19.5 million, respectively. Operating income related to Star for the years ended 2003 and 2002 were $0.1 million and $1.4 million, respectively.
      During the third quarter of 2004, the Company sold its Bryan, Texas Facility, along with some other fixed assets, and recorded a gain on sale of assets of $2.2 million, which was recorded in the Consolidated Statements of Operations in “Other Income (Expense), Net”.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Discontinued Operations
      On April 23, 2004, the Company sold the assets and business of its Texas Arai division for approximately $20.2 million in cash, subject to final working capital adjustments, and recognized a loss on sale of approximately $11.7 million, $10.4 million net of tax, which primarily related to the goodwill allocated to this operation (see Note 10). Also included in the loss on sale was $0.4 million related to accelerated vesting of certain stock options. Texas Arai was previously included in the Company’s Tubular Technology and Services segment.
      Following are the condensed statements of operations from discontinued operations related to Texas Arai:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues	$12,833	$34,638	$30,358
Income (Loss) Before Income Taxes	1,369	820	(990)
Income Tax (Provision) Benefit	(479)	(287)	346

Income (Loss) from Operations, Net of Tax	890	533	(644)
Loss on Disposal, Net of Tax	(10,417)	—	—

Income (Loss) from Discontinued Operations	$(9,527)	$533	$(644)

      Intercompany sales related to Texas Arai, which were eliminated from the condensed statements of operations above, were $2.1 million, $5.1 million, and $5.9 million for 2004, 2003 and 2002, respectively. Intercompany profit was immaterial for the periods presented.
      Following is a condensed summary balance sheet of discontinued operations for the assets and liabilities sold related to Texas Arai, along with the goodwill allocated, which were included in the Consolidated Balance Sheet as of December 31, 2003 (in thousands):

Accounts Receivable	$4,116
Inventories	13,654

Total Current Assets	17,770
Property, Plant and Equipment, Net	8,287
Goodwill	8,038

Total Assets	$34,095

Accounts Payable	$3,750
Other Current Liabilities	102

Total Liabilities	$3,852

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investments in Unconsolidated Affiliates
      The following table summarizes the Company’s equity-method investments:

	December 31,

	2004		2003

		Equity Income		Equity Income
	Investment	(Loss)	Investment	(Loss)

	(In thousands)
Voest-Alpine	$38,308	$6,413	$36,649	$4,028
IntelliServ	10,851	(4,848)	11,137	(3,567)
GPEX	—	—	—	(939)
      The Company’s 50.01% owned joint venture, Voest-Alpine, is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. Under the limited partnership operating agreement (1) the Company has no rights to unilaterally take any action with respect to its investment and (2) the day to day operations of Voest-Alpine are under the direction of a Management Board, whose members are determined principally by the minority owner. The Management Board is responsible for planning, production, sales and general personal matters, which represent substantive participating rights that overcome the presumption that the Company should consolidate its 50.01% investment. The investment in Voest-Alpine was $38.3 million and $36.6 million at December 31, 2004 and 2003, respectively, and is included in the Drilling Products and Services Segment.
      Summarized financial information for Voest-Alpine is as follows:

	December 31,

	2004	2003

	(In thousands)
Current Assets	$103,561	$68,141
Other Assets	58,912	56,885

	$162,473	$125,026

Current Liabilities	$58,259	$32,176
Other Liabilities	65,827	54,482
Stockholders’ Equity	38,387	38,368

	$162,473	$125,026

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net Sales	$320,141	$224,960	$220,266
Gross Profit	31,862	22,008	33,280
Net Income	13,104	7,268	16,443
Company’s Equity Income	6,413	4,028	8,446
Dividends Received	8,090	13,649	16,088
      The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on Voest-Alpine sales to the Company. At December 31, 2004 and 2003, the Company’s investment in Voest-Alpine exceeded its equity in its net assets by approximately $19.1 million and $17.5 million, respectively, due to goodwill, tax adjustments and timing differences.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, the Company’s supply agreement with Voest-Alpine was amended. The amended agreement provided for a reduced minimum quantity commitment per year through July 31, 2007, effective April 1, 2004. The amendment also provides for a surcharge provision under which actual costs of key raw materials in the green pipe production process will be indexed to the April 2003 base cost and surcharges per ton assessed accordingly for the difference. These surcharges are phased in and did not significantly impact 2004, however, they will be in place for 2005 forward. The contract includes a penalty for every metric ton that a two-year average of purchases fall below the annual purchase minimum. During 2004, the Company met its minimum purchase requirements and the Company currently believes it will meet it’s contractual commitments for 2005 without incurring unnecessary penalties or material unnecessary inventory positions. Purchases of tubulars from Voest-Alpine totaled $44.3 million, $27.0 million and $22.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Trade payables to Voest-Alpine were $6.6 million and $9.3 million at December 31, 2004 and 2003, respectively.
      In September 2001, the Company entered into a joint venture, G-PEX, related to the commercialization of composite progressive cavity motors and pumps. The Company has a 50% interest in this joint venture and its investment is accounted for under the equity method of accounting. G-PEX has encountered several engineering and technical delays and as of December 31, 2003 had not delivered any products for field-testing. As a result, the Company was uncertain that G-PEX would be able to successfully commercialize its product line, and therefore, concluded, in the fourth quarter of 2003, that the G-PEX investment was other than temporarily impaired based on expected future cash flows. A charge was recorded in 2003 to write-off the net investment of $2.6 million and all future cash advances to fund G-PEX’s operations will be expensed. In 2004, the Company incurred $1.0 million of expenses in 2004 related to GPEX. The Company is currently in the process of winding-up its GPEX investment.
      In May 2001, the Company purchased all of the outstanding shares of Intellipipe, Inc. common stock for 0.6 million shares of Grant Prideco common stock with a fair value of approximately $12.0 million. The Company, through its 100% owned subsidiary Intellipipe, Inc., owns a 50% interest in IntelliServ. IntelliServ is currently developing and commercializing a drill pipe telemetry system. The Company’s investment in IntelliServ is accounted for under the equity method of accounting and as of December 31, 2004 and 2003, the Company’s investment in IntelliServ was $10.9 million and $11.1 million, respectively, and is included in the Drilling Products and Services Segment. For the years ended December 31, 2004, 2003 and 2002 the Company has recorded equity losses of $4.8 million, $3.6 million and $3.0 million, respectively. IntelliServ is in the field trial testing and refinement stage and has not yet introduced a product commercially.

8.	Short-Term Debt
      As of December 31, 2004, the Company had no outstanding short-term borrowings. At December 31, 2003, the Company had short-term borrowings of $1.3 million with a weighted average interest rate of 4.6%. Additionally, at December 31, 2004 and 2003, there were $1.8 million and $1.2 million, respectively, of outstanding letters of credit not supported by the Senior Credit Facility.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Term Debt
      Long-term debt consists of the following:

	December 31,

	2004	2003

	(In thousands)
Senior Credit Facility:
Term loan	$—	$42,857
Revolving credit facility	—	14,320
9 5/8% Senior Notes due 2007, Net of Unamortized Discount of $518 and $695 in 2004 and 2003, Respectively	199,482	199,305
9% Senior Notes due 2009	175,000	175,000
Capital Lease Obligations Under Various Agreements	—	1,441
Other	7,472	3,715

	381,954	436,638
Less: Current Portion of Long-Term Debt	4,181	9,785

	$377,773	$426,853

      The following is a summary of scheduled long-term debt maturities by year (in thousands):

2005	$4,181
2006	1,273
2007	199,705
2008	234
2009	175,245
Thereafter	1,316

$381,954

Senior Credit Facility
      In connection with the ReedHycalog acquisition in December 2002, the Company entered into a new four-year $240 million senior secured credit facility (Senior Credit Facility) with a syndicate of U.S. and foreign banks. The Senior Credit Facility was comprised of a $50 million term loan and a $190 million revolving credit facility, which includes up to $20 million for letter of credits.
      The U.S. credit facility is guaranteed by Grant Prideco, Inc. and all domestic subsidiaries and is secured by substantially all of the Company’s U.S. assets, including U.S. inventories, equipment, receivables, owned real property and 65% of the stock of certain foreign subsidiaries. The Canadian credit facility is guaranteed by Grant Prideco, Inc. and all U.S. subsidiaries and is secured by substantially all of the Company’s U.S. assets and certain Canadian inventories, equipment, receivables, owned real property and 65% of the stock of certain foreign subsidiaries.
      Amounts outstanding under the Senior Credit Facility accrue interest at a variable rate based on either the U.S. prime rate (plus 0.75% to 1.75% depending on the Company’s leverage ratio) or LIBOR (plus 1.75% to 2.75% depending on the Company’s leverage ratio) for the U.S. denominated advances or a variable rate based on the Canadian prime rate (plus 0.75) or the applicable rate for Canadian bankers acceptances, for Canadian denominated advances. Interest on outstanding borrowings is payable monthly or, with respect to LIBOR borrowings, either quarterly or at the end of the applicable LIBOR period. The U.S. revolving credit

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facility also provides the Company with availability for letters of credit. The Company is required to comply with various affirmative and negative covenants, which will limit the Company’s ability to incur new debt, make certain investments and acquisitions, sell assets, grant liens, and take other actions. The Company is also subject to financial covenants that require the Company to limit its capital expenditures and, under certain circumstances, require the Company to maintain a certain minimum fixed charge coverage ratio. As of December 31, 2004, the Company was in compliance with the various covenants under the Senior Credit Facility.
      As of December 31, 2004, the Company did not have any outstanding borrowings under the Senior Credit Facility and $7.7 million of revolver availability had been reserved to support outstanding letters of credit. Once the term loan was repaid, it no longer represented availability under the Senior Credit Facility. As of December 31, 2003, the Company had borrowed $57.2 million under the Senior Credit Facility, of which $42.9 million relates to the term loan, $14.3 million relates to the revolving credit facility and $5.9 million had been used to support outstanding letters of credit. Net borrowing availability was $168.0 million and $122.3 million as of December 2004 and 2003, respectively.

9% Senior Notes Due 2009
      In December 2002, the Company issued $175.0 million principal amount of 9% Senior Notes Due 2009 (9% Senior Notes). Net proceeds from the issuance of $170.4 million were used, along with certain other funds, to fund the cash portion of the ReedHycalog acquisition. Interest is payable June 15 and December 15 of each year. After December 15, 2006, the Company may redeem all or part of the 9% Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The 9% Senior Notes are guaranteed by all of the Company’s domestic subsidiaries. The indenture governing the 9% Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens and other related items.

9 5/8% Senior Notes Due 2007
      In December 2000, the Company issued $200.0 million principal amount of 9 5/8% Senior Notes Due 2007 (9 5/8% Senior Notes). The 9 5/8% Senior Notes were issued at a discount to yield an effective interest rate of 9 3/4%. Interest is payable June 1 and December 1 of each year. The Company may redeem all or part of the 9 5/8% Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The 9 5/8% Senior Notes are guaranteed by all of the Company’s domestic subsidiaries. The indenture governing the 9 5/8% Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens and other related items.
      In the event there is a payment default under the Senior Credit Facility, the 9% and 9 5/8% Senior Notes could come due. As of December 31, 2004, the Company was in compliance with the various covenants under the 9% and 9 5/8% Senior Notes agreements.

10.	Goodwill and Other Intangible Assets
      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides for a two-step transitional goodwill impairment test with respect to existing goodwill. The Company’s reporting units under SFAS No. 142 are as follows: 1) Drilling Products and Services, 2) Drill Bits, 3) Tubular Technology and Services and 4) Other. Completion of the annual impairment test for 2002, upon adoption of SFAS No. 142, indicated the carrying value of the Other reporting unit exceeded its fair value and the Company recorded a goodwill impairment loss totaling $9.3 million, $6.4 million net of tax. This charge had no impact on cash flows and was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations effective January 1, 2002. The

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair value of the Other reporting unit was determined using a combination of discounted cash flow projections and comparable company market value multiples. The circumstances leading to the goodwill impairment in the Other reporting unit were overall weak market conditions in the telecommunications industry, which contributed to declining revenues and profitability, and a reduction in the estimated future expected performance of this reporting unit.
      During 2003, the Company transferred the Plexus International (Plexus) division from the Tubular Technology and Services reporting unit to the Other reporting unit which had acquired goodwill of $2.5 million. Plexus, which was acquired in 2001 (see Note 4), was never integrated into the Tubular Technology and Services reporting unit after its acquisition and the benefits of its goodwill were never realized in the Tubular Technology and Services reporting unit. Additionally, during 2003 the Company sold its Star, Petro-Drive and Rotator businesses and goodwill allocated to these sales of $1.5 million, $1.6 million and $4.8 million, respectively, were based upon the proportional relative fair market values of the businesses sold to their respective reporting unit that was retained. See Note 5 for further discussion of these dispositions.
      During 2004, the Company sold its Texas Arai operations. Goodwill allocated to this sale of $8.0 million was based upon the proportional relative fair market value of Texas Arai to the Tubular Technology and Services reporting unit that was retained. See Note 6 for further discussion of this discontinued operation.
      The Company performs its annual test for potential goodwill impairment as of October 1st of each year or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For 2003, the annual impairment test indicated that the fair value of the Other reporting unit was below its carrying value and a goodwill impairment loss was recorded totaling $2.5 million, $1.6 million net of tax. For 2004, the Company completed its annual assessment, which indicated no existence of impairment. The carrying amount of goodwill by reporting unit was as follows:

	Drilling Products		Tubular Technology
	and Services	Drill Bits	and Services	Other	Total

	(In thousands)
Balance, December 31, 2002	$125,199	$155,983	$111,367	$1,534	$394,083
Acquisitions	—	5,823	3,047	—	8,870
Dispositions	—	—	(6,443)	(1,534)	(7,977)
Translation and Other Adjustments	4,259	509	(2,800)	2,500	4,468
Impairment Loss	—	—	—	(2,500)	(2,500)

Balance, December 31, 2003	129,458	162,315	105,171	—	396,944
Acquisitions	—	5,089	—	—	5,089
Dispositions	—	—	(8,038)	—	(8,038)
Translation and Other Adjustments	669	(671)	—	—	(2)

Balance, December 31, 2004	$130,127	$166,733	$97,133	$—	$393,993

      Intangible assets of $43.8 million and $36.3 million, including accumulated amortization of $10.3 million and $7.3 million, as of December 31, 2004 and 2003, respectively, are recorded at cost and are amortized on a straight-line basis. The Company’s intangible assets primarily consist of patents, covenants not to compete, trademarks, technology licenses and customer relationships that are amortized over the definitive terms of the related agreement or the Company’s estimate of the useful life if there are no definitive terms. See Note 4 for

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discussion of newly acquired intangibles. During 2003, the Company recorded an impairment on licenses related to its Plexus division of $1.3 million, net of $0.2 million of accumulated amortization. The following table shows the Company’s intangible assets by asset category:

	December 31, 2004			December 31, 2003

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles

	(In thousands)
Patents	$43,380	$(5,908)	$37,472	$33,160	$(2,877)	$30,283
Technology Licenses	1,438	(498)	940	1,288	(373)	915
Customer Relationships	4,600	(335)	4,265	3,300	(167)	3,133
Trademarks	1,610	(815)	795	1,610	(424)	1,186
Covenants Not To Compete	3,125	(2,790)	335	4,150	(3,417)	733

	$54,153	$(10,346)	$43,807	$43,508	$(7,258)	$36,250

      Amortization expense related to intangible assets for the years ended December 31, 2004, 2003 and 2002 was $4.4 million, $4.1 million, and $0.9 million, respectively. Excluding the impact of future acquisitions, estimated annual amortization expense related to existing intangible assets for years 2005 through 2009 is expected to be approximately $4.4 million, $4.0 million, $3.7 million, $3.3 million and $3.2 million, respectively.

11.	Supplemental Cash Flow Information
      Cash paid for interest and income taxes (net of refunds) was as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Interest Paid	$38,241	$41,168	$26,068
Income Taxes Paid, Net of Refunds	22,369	13,530	21,139
      The following summarizes investing activities relating to acquisitions:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Fair Value of Assets, Net of Cash Acquired	$38,248	$(2,826)	$263,061
Goodwill	5,089	8,870	171,955
Fair Value of Liabilities Assumed	(9,504)	2,228	(58,933)
Grant Prideco Common Stock Issued	—	—	(110,911)

Cash Consideration, Net of Cash Acquired	$33,833	$8,272	$265,172

      The acquisition information for 2003 primarily relates to fair value adjustments of net assets acquired in the ReedHycalog acquisition in December 2002. Additionally, in June 2004 the Company entered into a $4.0 million non-interest bearing note in connection with the PDC manufacturing business acquisition (see Note 4 for further discussion).

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock-Based Compensation

Stock Option and Restricted Stock Plans
      The Company has stock option plans pursuant to which directors, officers and other key employees may be granted restricted stock and stock options to purchase shares of Grant Prideco Common Stock (Common Stock). Stock options are typically granted at the fair market value on the date of grant.
      The Company has in effect a 2000 Employee Stock Option and Restricted Stock Plan (2000 Plan), a 2000 Non-Employee Director Stock Option Plan (Director Plan) and a 2001 Employee Stock Option and Restricted Stock Plan (2001 Plan). Under these plans, restricted stock or stock options to purchase up to an aggregate of 15.8 million shares of Common Stock may be granted. At December 31, 2004, approximately 3.4 million shares were available for granting under such plans. Stock options and restricted stock vest one to four years from the date of grant and expire ten to fourteen years from the date of grant. Restricted shares are subject to certain restrictions on ownership and transferability when granted.
      The Company also has stock options granted to employees and directors of Weatherford that were granted prior to September 1998. Under the terms of Grant Prideco’s spinoff from Weatherford, these employees and directors were granted an equal number of options to purchase Common Stock. The Company granted a total of 1,247,255 stock options related to the Weatherford grants prior to September 1998. As of December 31, 2004, options outstanding related to the Weatherford plans prior to September 1998 were 530,267.
      Compensation expense of $3.3 million and $0.3 million was recognized in 2004 and 2003, respectively, primarily related to accelerated vesting of certain stock option awards.
      A summary of the status of the Company’s stock options under the 2000 Plan, the Director Plan and the 2001 Plan along with the Weatherford grants prior to September 1998 as of December 31, 2004, 2003 and 2002 and the changes during the year ended on those dates are presented below (actual amounts):

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the Beginning of the Year	12,510,605	$11.69	12,330,533	$11.81	12,305,863	$11.80
Options Granted During the Year	713,500	13.61	993,500	10.72	427,002	10.79
Options Exercised	(2,998,289)	8.69	(96,428)	8.29	(168,832)	6.95
Options Canceled	(131,012)	10.22	(717,000)	12.87	(233,500)	12.84

Outstanding at the End of the Year	10,094,804	$12.74	12,510,605	$11.69	12,330,533	$11.81

Exercisable at the End of the Year	5,648,654	$15.54	6,437,883	$13.66	3,039,883	$7.74

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$2.47 - $7.41	3,476,241	9.36	$6.84	1,008,591	$6.11
$8.35 - $14.19	2,768,296	9.75	11.57	849,796	11.51
$14.55 - $19.99	3,850,267	8.45	18.90	3,790,267	18.96

	10,094,804	9.12	$12.74	5,648,654	$15.54

      The fair value of stock options granted by the Company during 2004, 2003 and 2002 was estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions (see Note 1 for pro forma effect of applying fair value methodology):

	Year Ended December 31,

	2004	2003	2002

Weighted Average Fair Value of Stock Options Granted	$7.03	$5.47	$5.88
Valuation Assumptions:
Expected Option Term (Years)	7.4	7.4	7.4
Expected Volatility	42.50%	41.14%	43.00%
Expected Dividend Rate	—	—	—
Risk Free Interest Rate	3.66%	3.64%	4.58%

Other Stock-Based Compensation
      In June 2002 and January 2004, awards were granted under the 2000 Plan to executive officers for 500,000 and 60,000 shares of restricted stock, respectively. Additionally, compensation expense of $1.1 million was recognized in 2003 related to accelerated vesting of a 2001 restricted stock award for a member of the Board of Directors.
      In February 2004, the Company awarded 330,550 shares of restricted stock to officers and other key employees under the 2000 Plan. The restricted shares vest on the ninth anniversary of the date of grant (February 2013), however there is an accelerated vesting schedule based on the achievement of certain predetermined performance metrics. Beginning with the third anniversary date of the grant through the eighth anniversary date, the performance metrics are evaluated annually and early vesting will occur for meeting the performance goals. Restricted shares are subject to certain restrictions on ownership and transferability when granted. During 2004, the Company recorded compensation expense of $0.7 million related to these shares.
      Also included in the February 2004 restricted stock award was a tax gross up bonus component based on the incremental tax rate needed to reimburse the employees for the federal income taxes resulting from the vesting of the restricted shares. As the tax gross-up bonus component will change based on the share price at the vesting date, the estimated cash liability to the employees is considered to be a variable award under APB No. 25 and therefore the liability is required to be adjusted as the stock price changes. The estimated ultimate tax liability based on the market value of common stock at December 31, 2004 was $4.4 million based on the stock price at that date, and is being recognized ratably over the expected vesting period. During 2004, the Company recorded compensation expense of $0.7 million associated with this liability.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the restricted stock awards and the amounts recognized as compensation expense for the years ended December 31, 2004, 2003 and 2002 was as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except share amounts)
Shares Awarded	390,550	—	500,000
Weighted Average Fair Value of Restricted Stock Granted	$13.59	$—	$15.10
Compensation Expense Recognized	$3,510	$4,014	$2,135

Executive Deferred Compensation Plans
      In April 2000, Weatherford spun off Grant Prideco to its stockholders as an independent, publicly traded company. Weatherford maintains various Executive Deferred Compensation Stock Ownership Plans (the “Weatherford EDC Plans”). Prior to the spinoff from Weatherford, participants in the Weatherford EDC Plans had a right to receive shares of Weatherford common stock upon termination of their employment based on the deferred amounts placed in their individual accounts. Under the Weatherford EDC Plans, in the event of a dividend or special distribution to the shareholders of Weatherford, the accounts of the employees are to represent a right to receive the consideration provided through the dividend or special distribution. As a result, participants in the Weatherford EDC Plans were entitled to receive shares of both Weatherford common stock and the Company’s Common Stock in respect of amounts deferred by the participants prior to the spinoff. Accordingly, a portion of the deferred compensation liability recorded by Weatherford was allocated to Grant Prideco based on the relative market value of the Common Stock to the relative market value of the Weatherford common stock on the date of spinoff. The liability transferred to Grant Prideco was approximately $4.2 million and is included in “Deferred Compensation Obligation in Stockholders’ Equity”. The Company has reserved 519,000 shares of Common Stock in settlement of this obligation. As of December 31, 2004, 352,123 shares remain. Settlements under the Weatherford EDC Plans will be in Weatherford common stock and the Company’s Common Stock.
      At the time of the spinoff from Weatherford, Grant Prideco established separate Executive Deferred Compensation Stock Ownership Plans (the “Grant EDC Plans”) in which certain Grant Prideco employees and directors participate. The terms of the Grant EDC Plans are substantially similar to the Weatherford EDC Plans. A separate trust (the “Trust”) has been established by Grant Prideco following the spinoff to fund the benefits under the Grant EDC Plans. The funds provided to the Trust are invested in Common Stock through open market purchases by a trustee independent of the Company. The assets of the Trust are available to satisfy the claims of all general creditors of Grant Prideco in the event of a bankruptcy or insolvency. Settlements under the Grant EDC Plans will be in Common Stock. Accordingly, the Common Stock held by the Trust is included in Stockholders’ Equity as “Treasury Stock, at Cost” and was approximately $7.8 million at December 31, 2004.

Employee Stock Purchase Plan
      In 2003, the Company’s Employee Stock Purchase Plan (ESPP) was approved and the Company reserved 1.2 million shares of Common Stock for issuance under the ESPP. Under the ESPP, eligible employees may elect to withhold up to 10% of their earnings, subject to certain limitations. Each one-year offering period commences on January 1st of each year, except the initial offering period which commenced on July 1, 2003, and concludes on December 31st. The price at which the Common Stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the Common Stock on the commencement date or the last trading day of each offering period. In January 2005, there were approximately 171,000 shares sold through the ESPP for 2004.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Retirement and Employee Benefit Plans

Defined Contribution Plan
      The Company has defined contribution plans covering certain of its employees. The Company’s expenses related to these plans totaled $4.0 million, $2.4 million and $1.2 million in 2004, 2003 and 2002, respectively.

Pension Plans
      On December 20, 2002, the Company assumed sponsorship of two defined benefit pension plans in connection with the ReedHycalog acquisition (see Note 4).

U.S. Pension Plans
      As part of the purchase agreement with Schlumberger, Grant Prideco acquired the Reed Hourly Pension Plan (the U.S. Plan). The U.S. Plan covers approximately 200 employees and provides a defined benefit based on a fixed dollar amount per year of service. The fixed dollar amount is defined in the union contract and is subject to change.

Obligations and Funded Status
      The following table reflects information concerning the change in benefit obligation, change in plan assets and reconciliation of funded status. The Company’s benefits are presented and computed as of and for the twelve-month period ended on the December 31 measurement date.

	2004	2003

	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$13,675	$12,658
Service cost	367	413
Interest cost	734	825
Benefits paid	(486)	(478)
Actuarial (gain) loss	(913)	257

Benefit obligation at end of year	$13,377	$13,675

Change in Plan Assets:
Fair value of plan assets at beginning of year	$8,796	$9,372
Actual return on plan assets	787	(46)
Employer contributions	244	—
Benefits paid	(486)	(478)
Administrative expenses	(176)	(51)
Exchange rate changes	—	—

Fair value of plan assets at end of year	$9,165	$8,797

Funded Status at End of Year	(4,212)	(4,878)
Unrecognized Net Actuarial Loss	4	1,018

Net amount recognized at end of year	$(4,208)	$(3,860)

Amounts Recognized on the Consolidated Balance Sheets:
Accrued benefit liability	$(4,212)	$(4,878)
Accumulated other comprehensive income	4	1,018

Net amount recognized at end of year	$(4,208)	$(3,860)

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accumulated benefit obligation was $13.4 million and $13.7 million as of December 31, 2004 and 2003, respectively.
      The following table provides information related to the accumulated benefit obligation in excess of the U.S. Plan assets:

	2004	2003

	(In thousands)
Projected Benefit Obligation	$13,377	$13,675
Accumulated Benefit Obligation	13,377	13,675
Fair Value of Plan Assets	9,165	8,797
      Components of net periodic benefit cost:

	2004	2003

	(In thousands)
Service Cost	$367	$413
Interest Cost	734	825
Expected Return on Plan Assets	(560)	(755)
Administration Expenses	51	91

Net Periodic Benefit Cost	$592	$574

Additional Information
      The Company is required to recognize a minimum liability if the U.S. Plan has an accumulated benefit obligation in excess of plan assets. Adjustments to the minimum liability are included in other comprehensive income.

	2004	2003

	(In thousands)
Increase (Decrease) in Minimum Liability Included in Other Comprehensive Income	$(1,014)	$1,018

Assumptions
      Assumptions used to determine net benefit obligations for the fiscal year ended December 31:

	2004	2003

Discount rate	5.78%	6.15%
Rate of compensation increase	N/A	N/A
      Assumptions used to determine net periodic benefit cost:

	2004	2003

Discount rate	6.15%	6.75%
Expected return on plan assets	6.58%	8.50%
Rate of compensation increase	N/A	N/A
      To develop the expected return on plan assets assumption, Grant Prideco considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Categories
      The following table provides the target and actual asset allocations:

		Actual
		December 31,

Asset Category	Target	2004	2003

Equity Securities	65%	68%	0%
Fixed Income	33%	31%	0%
Other	2%	1%	100%

	100%	100%	100%

      All of the U.S. Plan assets were invested in cash as of December 31, 2003 due to transition from the acquisition of the plan.
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

Cash Flow
      The Company expects to contribute $0.8 million to the U.S. Plan in 2005.
      The following table provides the expected benefit payments for the next ten years:

Fiscal Year Ending	Payments

(In
thousands)
2005	$651
2006	764
2007	753
2008	911
2009	1,060
Next 5 years	5,916

Total	$10,055

Non-U.S. Pension Plans
      As part of the purchase agreement with Schlumberger, Grant Prideco acquired the Hycalog Retirement Death Benefit Scheme (the Scheme). The Scheme covers approximately 115 employees and provides pensions on a defined benefits basis. The Scheme is closed, with no future benefits accruing.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status
      The following table reflects information concerning the change in benefit obligation, change in plan assets and reconciliation of funded status. The Company’s benefits are presented and computed as of and for the twelve-month period ended on the December 31 measurement date.

	2004	2003

	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$21,480	$11,155
Interest cost	863	841
Employee contributions	—	77
Benefits paid	(256)	(216)
Acquisitions	—	8,688
Actuarial (gain) loss	(1,439)	935

Benefit obligation at end of year	$20,648	$21,480

Change in Plan Assets:
Fair value of plan assets at beginning of year	$17,956	$9,230
Actual return on plan assets	3,429	2,339
Employer contributions	—	6,526
Employee contributions	—	77
Benefits paid	(256)	(216)

Fair value of plan assets at end of year	$21,129	$17,956

Funded Status at End of Year	481	(3,524)
Unrecognized Net Actuarial Gain	(5,120)	(712)

Net amount recognized at end of year	$(4,639)	$(4,236)

Amounts Recognized on the Consolidated Balance Sheets:
Accrued benefit liability	$(4,639)	$(4,236)

Net amount recognized at end of year	$(4,639)	$(4,236)

      The accumulated benefit obligation was $20.6 million and $21.5 million as of December 31, 2004 and 2003, respectively.
      The following table provides information related to the accumulated benefit obligation in excess of plan assets (in thousands):

2003

Projected Benefit Obligation	$21,480
Accumulated Benefit Obligation	21,480
Fair Value of Plan Assets	17,956
      For 2004, the fair value of plan assets exceeded the accumulated benefit obligation, therefore, no amounts are presented above for the current year.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of net periodic benefit cost:

	2004	2003

	(In thousands)
Interest Cost	$863	$841
Expected Return on Plan Assets	(927)	(692)
Amortization of Net Actuarial (Gain) Loss	(293)	—

Net Periodic Benefit Cost (Benefit)	$(357)	$149

Additional Information
      In 2003, as a result of a legal dispute regarding the benefit accruals of the Scheme, Grant Prideco recognized an additional $8.7 million for the Scheme under purchase accounting. In 2004, the Company reached a settlement with Schlumberger on various outstanding issues relating to the purchase agreement, including but not limited to pension plan funding. As the settlement of the pension funding issue was not directly linked to the purchase price, it was recorded to the income statement and not as an adjustment to goodwill. The settlement was recorded as a $3.2 million reduction to pension expense in 2004. See Note 4 for further discussion on the Reedhycalog acquisition.

Assumptions
      Assumptions used to determine net benefit obligations for the fiscal year ended December 31:

	2004	2003

Discount rate	4.75%	5.50%
Rate of compensation increase	N/A	N/A
      Assumptions used to determine net periodic benefit cost:

	2004	2003

Discount rate	5.00%	5.50%
Expected return on plan assets	5.00%	6.75%
Rate of compensation increase	N/A	N/A
      This Scheme’s assets are presently invested wholly in UK Government Bonds, therefore the expected return on plan assets was derived from the expected yield on those bonds.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Categories
      For 2004 and 2003, 100% of the Scheme’s assets were allocated to the fixed income investments.

Cash Flow
      The Company does not expect to contribute to the Scheme in 2005.
      The following table provides the expected benefit payments for the next ten years:

Fiscal Year Ending	Payments

(In thousands)
2005	$235
2006	262
2007	277
2008	283
2009	307
Next 5 years	2,227

Total	$3,591

14. Income Taxes
      The domestic and foreign components of income (loss) before income taxes consist of the following:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Domestic	$44,975	$(42,768)	$(5,058)
Foreign	56,771	54,880	29,373

Total Income Before Income Taxes	$101,746	$12,112	$24,315

      The components of the provision for income taxes are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Current:
U.S. federal and state income taxes	$(460)	$(500)	$(1,441)
Foreign	(11,154)	(19,872)	(9,450)

	(11,614)	(20,372)	(10,891)

Deferred:
U.S. federal and state income taxes	(14,879)	16,136	5,870
Foreign	(5,217)	(3)	(2,553)

	(20,096)	16,133	3,317

Total Income Tax Provision(a)	$(31,710)	$(4,239)	$(7,574)

(a)	Excludes the deferred tax benefit of $2.9 million relating to the cumulative effect of the accounting change for the year ended 2002 (see Note 10). Also excludes $0.9 million, ($0.3) million and

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.3 million of deferred taxes from the income (loss) from discontinued operations for the years ended 2004, 2003 and 2002, respectively (see Note 6).
      The following is a reconciliation of income taxes at the U.S. federal income tax rate of 35% to the effective provision for income taxes reflected in the Consolidated Statements of Operations:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Provision for Income Taxes at Statutory Rates	$(35,610)	$(4,239)	$(8,510)
Effect of Foreign Income Tax, Net	4,236	—	(975)
Change in Valuation Allowance	(4,523)	(4,300)	(2,000)
Preferred Supplier Credit	1,339	3,080	955
Extraterritorial Income Benefit	1,145	700	350
Equity in Earnings of Unconsolidated Affiliates	3,032	1,409	3,144
State and Local Income Taxes Net of U.S. Federal Income Tax Benefit	900	(500)	(305)
Amortization of Restricted Stock Award	(2,220)	—	—
Other Permanent Items	(9)	(389)	(233)

Provision for Income Taxes	$(31,710)	$(4,239)	$(7,574)

      Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions which the Company has operations. Additionally, applicable U.S. income and foreign withholding taxes have been provided on certain undistributed earnings of the Company’s international subsidiaries that are not intended to be reinvested indefinitely outside of the United States.
      Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax assets (liabilities) and the related valuation allowances were as follows:

	Year Ended
	December 31,

	2004	2003

	(In thousands)
Deferred Tax Assets:
Foreign tax credits	$23,393	$14,365
Domestic and foreign operating losses	1,367	7,910
Accrued liabilities and reserves	17,951	11,726
Inventory basis differences	4,778	11,727
Goodwill and other intangibles	—	4,250
Investments in unconsolidated subs	3,164	2,611

Total deferred tax assets	50,653	52,589

Deferred Tax Liabilities:
Goodwill and other intangibles	(6,176)	—
Property and equipment and other	(36,042)	(34,776)
Tax on non-repatriated foreign income	(5,510)	(6,345)

Total deferred tax liabilities	(47,728)	(41,121)

Valuation Allowance:
Foreign tax credits	(13,924)	(9,400)

Total valuation allowance	(13,924)	(9,400)

Net deferred tax assets (liabilities)	$(10,999)	$2,068

      At December 31, 2004 and 2003, the Company had United States net operating loss (NOL) carryforwards for tax purposes of approximately $3.2 million and $23.8 million, respectively, which will expire in the year 2023. At December 31, 2004 and 2003, the Company had foreign tax credit carryforwards, net of allowances, of $8.2 million and $5.7 million, respectively, which will expire in the years 2011 through 2014. At December 31, 2004 and 2003, the Company had a valuation allowance of $13.9 million and $9.4 million, respectively, due to the uncertainty of utilization of foreign tax credits to reduce the U.S. income tax liability. At December 31, 2004 and 2003, the Company had United States alternative minimum tax credits of $0.8 million and $0.4 million respectively, which carryover indefinitely. During 2003, $3.1 million was reclassed from another deferred liability to the valuation allowance. The Company has not recorded a deferred income tax liability that would result from the distribution of earnings from certain foreign subsidiaries if those earnings were actually repatriated. The Company intends to indefinitely reinvest certain undistributed earnings of foreign subsidiaries located in Italy, Canada, China, Mexico, Singapore, Venezuela and the United Kingdom. In the event that the balance of such earnings were to be distributed a one-time tax charge to the Company’s consolidated results of operations of up to approximately $14.9 million could occur. At December 31, 2004 and 2003 the total amount of foreign earnings indefinitely reinvested is approximately $34.2 million and $7.2 million, respectively. Deferred taxes at December 31, 2003 include an adjustment related to the acquisition of ReedHycalog.
      Certain subsidiaries operating in China qualify for a tax holiday. These tax holidays resulted in a $2.0 million reduction in tax expense in 2004 or less than $0.02 per share, $1.0 million in 2003 or less than $0.01 per share and $0.9 million in 2002 or less than $0.01 per share and they expire in 2005 and 2008.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from its current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in “Other Long-Term Liabilities” in the Consolidated Balance Sheets as payment is not expected within one year. During 2004, the Company reversed approximately $1.2 million primarily related to state taxes and settled an audit of its Austrian joint venture for approximately $0.5 million more than was in the reserve.
      During 2004, certain foreign countries in which the Company has operations reduced their statutory tax rates. The effect on the deferred tax balance was approximately $0.6 million.
      The American Jobs Creation Act of 2004 (the “Act”) enacted on October 22, 2004 provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated foreign earnings. To qualify for the deduction, certain criteria in the Act must be satisfied. The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Act and if so the amount that will be repatriated. Through December 31, 2004, the Company has not provided deferred taxes on certain foreign earnings because such earnings were intended to be indefinitely reinvested outside the United States. Whether the Company will take advantage of this provision depends on a number of factors including reviewing future Congressional guidance before a decision can be made. Until that time, the Company will make no change in its current intention to indefinitely reinvest certain earnings of its foreign subsidiaries. If the Company were to repatriate these earnings, a one-time tax benefit to the Company’s consolidated results of operations of up to approximately $2.1 million could occur.
15. Disputes, Litigation, and Contingencies

Litigation and Other Disputes
      The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the ultimate liability, if any, which may result from known claims, disputes, and pending litigation would not have a material adverse effect on the Company’s financial position or its results of operations with or without consideration of insurance coverage.

Insurance
      The Company is predominantly self-insured through an insurance policy for employee health insurance claims and is self-insured for workers’ compensation claims for certain of its employees. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management’s estimates of these liabilities will change over the near term as circumstances develop.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments

Operating Leases
      The Company is committed under various operating leases, which primarily relate to office space and equipment. Total lease expense incurred under operating leases was approximately $11.9 million, $11.3 million, and $8.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rental commitments under non-cancellable operating leases are as follows (in thousands):

2005	$9,992
2006	7,833
2007	5,917
2008	5,345
2009	2,553
Thereafter	15,813

$47,453

Other Commitments
      At the time of the December 1998 acquisition by the Company of 93% of T.F. de Mexico, the Company entered into a 30-year supply contract with Tubos de Acero de Mexico, S.A. (TAMSA). Under the supply contract, TAMSA has been given the right to supply tubulars for the Company’s Mexican drill pipe operations as long as the prices are on a competitive basis. This supply agreement does not obligate the Company to make purchases from TAMSA for any location other than Mexico. The supply agreement also does not restrict the Company’s ability to utilize tubulars manufactured by its affiliates, including Voest-Alpine.
      In connection with the spinoff, the Company entered into a preferred supplier agreement with Weatherford in which Weatherford agreed to purchase at least 70% of its requirements of drill stem products from the Company, subject to certain exceptions. In return, the Company agreed to sell those products at prices not greater than that at which it sells to similarly situated customers, and the Company provided Weatherford a $30.0 million credit towards the purchase of those products. During 2003, the Company extended the term of this contract by two years and reduced the unused preferred supplier credit balance by $6.6 million. The effect of the reduction in the supplier credit was a reduction in the accrued liability as a credit to other income. Such adjustment is reflected in “Other Income (Expense), Net” in the Consolidated Statements of Operations for the year ended December 31, 2003. At December 31, 2004, the remaining credit balance was $4.1 million, which is classified as “Other Accrued Liabilities” in the accompanying Consolidated Balance Sheets. Weatherford purchased approximately $25.1 million of drill stem products from the Company during 2004. Weatherford also purchased API tubing and accessory threading services from the Company aggregating $3.9 million during 2004.

17.	Related Parties
      Until April 14, 2000, the Company was a wholly-owned subsidiary of Weatherford. The Company was spun off from Weatherford on April 14, 2000, through a distribution by Weatherford to its stockholders of all of the Company’s Common Stock. Weatherford no longer owns any interest in the Company. Prior to the Company’s 2003 Annual Meeting held in May 2003, the Company had seven Directors, five of which also served on the Board of Weatherford. Following the 2003 Annual Meeting, the Company now has nine Directors, of which only three serve on Weatherford’s Board.
      The Company’s Drill Bits segment sells drill bits worldwide to oil and gas operators, including Newfield Exploration Company (Newfield). In addition, a division of the Company’s Tubular Technology and Services

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
segment also sells accessories directly to Newfield. Two of the Company’s directors, Mr. Trice and Mr. Hendrix, are directors of Newfield and Mr. Trice is Newfield’s Chairman, President and Chief Executive Officer. During 2004, Newfield purchased approximately $2.1 million of products from the Company. The Company believes that the prices it charges are on terms comparable to those that would be available to unaffiliated third parties.

18.	Segment Information

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
      The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The Drill Bits segment designs, manufactures and distributes fixed-cutter and roller-cone drill bits. The Company’s Tubular Technology and Services segment designs, manufactures and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company also has an Other segment, that prior to the first quarter of 2003, included the Company’s industrial drill pipe operations and its construction casing and water well operations. The Company exited these product lines in the first half of 2003, and for the remainder of 2003 and 2004, this segment has liquidated the remaining industrial product inventories. Additionally, this segment included three of the Company’s technology joint ventures, of which two of the joint ventures were either sold or terminated in the first quarter of 2004. See Note 5 for further discussion on dispositions.
      The Company’s products are used in the exploration and production of oil and natural gas. Segment information below has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”, except that income tax (provision) benefit is allocated to the segments by an application of the Company-wide effective rate to the net income (loss) of each segment. Intersegment sales, which have been eliminated at the segment level, are recorded at cost plus an agreed upon intercompany profit.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Tubular
	Drilling Products		Technology and
	and Services	Drill Bits	Services	Other	Corporate	Total

	(In thousands)
2004
Revenues from Unaffiliated Customers	$390,617	$326,918	$226,233	$1,875	$—	$945,643
Intersegment Revenues	—	—	348	—	—	348
Other Charges	2,051	—	3,207	—	3,777	9,035
Depreciation and Amortization	15,237	12,121	12,751	195	2,916	43,220
Equity Income in Unconsolidated Affiliates	1,565	—	—	—	—	1,565
Operating Income (Loss)	90,509	70,542	20,884	(2,117)	(38,146)	141,672
(Provision) Benefit for Income Taxes	(27,624)	(20,242)	(5,267)	394	21,029	(31,710)
Capital Expenditures for Property, Plant, and Equipment	8,808	18,794	4,986	446	4,845	37,879
Interest Expense	614	110	213	2	40,950	41,889
Total Assets	489,684	519,258	258,517	359	76,648	1,344,466
2003
Revenues from Unaffiliated Customers	$308,297	$258,975	$226,607	$9,939	$—	$803,818
Other Charges	24,924	—	425	12,396	78	37,823
Depreciation and Amortization	14,912	11,191	13,424	3,356	1,805	44,688
Equity Income (Loss) in Unconsolidated Affiliates	461	—	—	(939)	—	(478)
Operating Income (Loss)	18,776	58,443	7,634	(16,754)	(22,802)	45,297
(Provision) Benefit for Income Taxes	(8,366)	(15,062)	1,082	4,681	13,426	(4,239)
Capital Expenditures for Property, Plant, and Equipment	16,260	10,175	9,664	940	4,379	41,418
Interest Expense	514	7	507	5	42,838	43,871
Total Assets	478,714	450,653	273,587	8,721	50,386	1,262,061
2002
Revenues from Unaffiliated Customers	$317,280	$5,270	$258,458	$28,382	$—	$609,390
Other Charges	2,360	—	220	—	4,465	7,045
Depreciation and Amortization	12,252	249	13,914	1,475	941	28,831
Equity Income (Loss) in Unconsolidated Affiliates	5,989	—	—	(647)	—	5,342
Operating Income (Loss)	58,029	796	12,824	(1,124)	(23,530)	46,995
(Provision) Benefit for Income Taxes	(20,835)	(276)	(695)	425	13,807	(7,574)
Capital Expenditures for Property, Plant, and Equipment	22,781	—	14,879	2,041	6,080	45,781
Interest Expense	605	—	810	5	25,620	27,040
Total Assets	497,243	394,352	298,393	58,988	66,373	1,315,349

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Operations and Export Sales
      Financial information by geographic segment for each of the three years ended December 31, 2004 is summarized below. Revenues are attributable to countries based on the location of the entity selling products rather than ultimate use. Long-lived assets represent long-term assets excluding deferred tax assets.

	United		Latin
	States	Canada	America	Italy	Asia	Other	Total

	(In thousands)
2004
Revenues	$577,479	$72,950	$43,986	$20,938	$123,100	$107,190	$945,643
Long-Lived Assets	413,431	18,405	73,336	42,752	78,741	118,965	745,630
2003
Revenues	$458,421	$84,213	$51,567	$11,818	$100,793	$97,006	$803,818
Long-Lived Assets	458,791	18,358	75,237	43,426	58,900	93,971	748,683
2002
Revenues	$445,114	$38,175	$10,212	$24,564	$63,746	$27,579	$609,390
Long-Lived Assets	518,406	19,806	88,163	35,757	85,465	45,248	792,845

Major Customers and Credit Risk
      Substantially all of the Company’s customers are engaged in the exploration and development of oil and gas reserves. The Company’s drill pipe, drill bit products and other related products are sold primarily to rig contractors, operators and rental companies. The Company’s premium tubulars and connections are sold primarily to operators and distributors. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company’s expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company’s foreign sales, however, are to large international companies, in-country national oil companies, or are secured by a letter of credit or similar arrangements.
      In the three years ended December 31, 2004, there were no individual customers who accounted for 10% or more of total revenues.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Selected Quarterly Financial Data (Unaudited)
      The following table presents unaudited quarterly financial data for 2004 and 2003:

	2004 (a)

	First		Second	Third		Fourth
	Quarter		Quarter	Quarter		Quarter

	(In thousands, except per share data)
Revenues	$191,481		$224,666	$246,366		$283,130
Gross Profit	77,589		88,437	97,573		121,237
Other Charges	2,734	(b)	2,498 (c)	3,803	(d)	—
Selling, General and Administrative	53,944		55,672	59,312		65,201
Operating Income	20,911		30,267	34,458		56,036
Income from Continuing Operations	6,564		12,045	17,234		28,950
Income (Loss) from Discontinued Operations, Net of Tax	642		(9,885)	21		(305)
Net Income	7,206		2,160	17,255		28,645
Basic Net Income Per Share(e):
Income from continuing operations	$0.05		$0.10	$0.14		$0.23
Income (loss) from discontinued operations	0.01		(0.08)	—		—

Net income	$0.06		$0.02	$0.14		$0.23

Basic Weighted Average Shares Outstanding	122,044		122,767	123,805		124,669
Diluted Net Income Per Share(e):
Income from continuing operations	$0.05		$0.10	$0.14		$0.23
Income (loss) from discontinued operations	0.01		(0.08)	—		—

Net income	$0.06		$0.02	$0.14		$0.23

Diluted Weighted Average Shares Outstanding	124,262		125,383	126,603		127,614

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter

	(In thousands, except per share data)
Revenues	$182,885	$181,243		$212,928	$226,762
Gross Profit	59,416	52,868	(f)	74,338	83,624
Other Charges	—	78	(g)	—	31,320 (h)
Selling, General, and Administrative	42,531	43,475		51,962	55,583
Operating Income (Loss)	16,885	9,315	(a)(b)	22,376	(3,279)
Income (Loss) from Continuing Operations	4,354	3,477	(a)(b)	7,405	(10,579)
Income (Loss) from Discontinued Operations, Net of Tax	(320)	349		79	425
Net Income (Loss)	4,034	3,826		7,484	(10,154)
Basic Net Income (Loss) Per Share(e):
Income (loss) from continuing operations	$0.03	$0.03		$0.06	$(0.08)
Income (loss) from discontinued operations	—	—		—	—

Net income (loss)	$0.03	$0.03		$0.06	$(0.08)

Basic Weighted Average Shares Outstanding	121,377	121,636		121,775	121,792
Diluted Net Income (Loss) Per Share(e):
Income (loss) from continuing operations	$0.03	$0.03		$0.06	$(0.08)
Income (loss) from discontinued operations	—	—		—	—

Net income (loss)	$0.03	$0.03		$0.06	$(0.08)

Diluted Weighted Average Shares Outstanding	122,977	123,576		123,308	121,792

(a)	As a result of the Company’s testing of internal controls in connection with Sarbanes-Oxley Section 404 requirements, the Company reported a material weakness in its revenue recognition practices. The material weakness relates to inadequate documentation supporting the Company’s revenue recognition procedures in certain of its operating divisions (See ITEM 9A. Controls and Procedures).As a result of the material weakness, the Company tested revenue transactions and determined that while title and risk of loss had transferred to the customer, in certain instances the supporting documentation did not meet all of the requirements to recognize revenue prior to the products being in the physical possession of the customer. Therefore, the revenue and profits from these transactions are required to be deferred until the period in which the customer takes physical possession. The first three quarters of 2004 have been restated, as previously reported in the Company’s 10-Q’s, to properly reflect these deferred revenue transactions. The impact of this restatement on the first, second and third quarters of 2004 was:a)revenues were increased (decreased) by $(28,077,000), $(549,000) and $(3,895,000), respectively, b) operating income was increased (decreased) by $(5,230,000), $(217,000) and $(2,153,000), respectively, c) net income from continuing operations was increased (decreased) by $(3,399,500), $(141,050) and $(1,399,450), respectively, and d) basic and diluted net income per share was increased (decreased) by $(0.03), $0.00 and $(0.01), respectively. The impact on prior years’ financial statements was not material.

(b)	Includes other charges of $1.8 million related to the Drilling Products rationalization program and $0.9 million of severance costs associated with the organizational restructuring of the Company’s Tubular Technology Services segment in the first quarter of 2004.

(c)	Includes other charges of $2.3 million for severance costs associated with the organizational restructuring of the Company’s Tubular Technology Services segment and $0.2 million related to the Drilling products rationalization program in the second quarter of 2004.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Includes other charges of $3.8 million in the third quarter of 2004 related to the relocation of the Company’s corporate offices in September 2004.

(e)	Earnings per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(f)	Includes $6.4 million of other charges in the second quarter of 2003 related to inventory reserves for exited product lines, which were classified as cost of sales.

(g)	Includes other charges of $1.5 million for stock compensation expense and a $1.4 million credit for a previously recorded contingent liability in the second quarter of 2003.

(h)	Includes other charges of $31.3 million in the fourth quarter of 2003 related to fixed asset write-downs and asset impairments related to two technology joint ventures.
      See Note 3 for further discussion of 2004 and 2003 other charges.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsidiary Guarantor Financial Information
      The following condensed consolidating statements of operations for the three-year periods ended December 31, 2004, condensed consolidating balance sheets as of December 31, 2004 and 2003, and condensed consolidating statements of cash flows for the three-year periods ended December 31, 2004 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company.The Company’s obligations to pay principal and interest under the 9% and 9 5/8% Senior Notes are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries.The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.
CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues	$—	$649,202	$296,441	$—	$945,643
Operating Expenses:
Cost of sales	—	397,176	163,631	—	560,807
Selling, general and administrative	—	160,536	73,593	—	234,129
Other charges	—	6,984	2,051	—	9,035

	—	564,696	239,275	—	803,971

Operating Income	—	84,506	57,166	—	141,672
Interest Expense	(36,758)	(4,486)	(645)	—	(41,889)
Equity in Subsidiaries, Net of Taxes	80,383	—	—	(80,383)	—
Other Income (Expense), Net	—	2,425	(2,027)	—	398
Equity Income in Unconsolidated Affiliates	—	1,565	—	—	1,565

	43,625	(496)	(2,672)	(80,383)	(39,926)

Income From Continuing Operations Before Income Taxes and Minority Interest	43,625	84,010	54,494	(80,383)	101,746
Income Tax (Provision) Benefit	11,641	(30,100)	(13,251)	—	(31,710)

Income From Continuing Operations Before Minority Interests	55,266	53,910	41,243	(80,383)	70,036
Minority Interests	—	—	(5,243)	—	(5,243)

Income From Continuing Operations	55,266	53,910	36,000	(80,383)	64,793
Loss From Discontinued Operations, Net of Tax	—	(9,527)	—	—	(9,527)

Net Income	$55,266	$44,383	$36,000	$(80,383)	$55,266

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues	$—	$529,661	$274,157	$—	$803,818
Operating Expenses:
Cost of sales	—	407,411	126,161	—	533,572
Selling, general and administrative	—	119,805	73,746	—	193,551
Other charges	—	23,475	7,923	—	31,398

	—	550,691	207,830	—	758,521

Operating Income (Loss)	—	(21,030)	66,327	—	45,297
Interest Expense	(36,644)	(6,564)	(663)	—	(43,871)
Equity in Subsidiaries, Net of Taxes	26,741	—	—	(26,741)	—
Other Income (Expense), Net	3,489	17,245	(9,570)	—	11,164
Equity Loss in Unconsolidated Affiliates	—	(478)	—	—	(478)

	(6,414)	10,203	(10,233)	(26,741)	(33,185)

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interest	(6,414)	(10,827)	56,094	(26,741)	12,112
Income Tax (Provision) Benefit	11,604	4,032	(19,875)	—	(4,239)

Income (Loss) From Continuing Operations Before Minority Interests	5,190	(6,795)	36,219	(26,741)	7,873
Minority Interests	—	—	(3,216)	—	(3,216)

Income (Loss) From Continuing Operations	5,190	(6,795)	33,003	(26,741)	4,657
Income From Discontinued Operations, Net of Tax	—	533	—	—	533

Net Income (Loss)	$5,190	$(6,262)	$33,003	$(26,741)	$5,190

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2002

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues	$—	$445,114	$164,276	$—	$609,390
Operating Expenses
Cost of sales	—	361,477	110,743	—	472,220
Selling, general and administrative	—	64,043	19,087	—	83,130
Other charges	—	5,745	1,300	—	7,045

	—	431,265	131,130	—	562,395

Operating Income	—	13,849	33,146	—	46,995
Interest Expense	(23,003)	(2,919)	(1,118)	—	(27,040)
Equity in Subsidiaries, Net of Taxes	22,506	—	—	(22,506)	—
Other Income (Expense), Net	—	1,265	(2,247)	—	(982)
Equity Income in Unconsolidated Affiliates	—	5,342	—	—	5,342

	(497)	3,688	(3,365)	(22,506)	(22,680)

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interest	(497)	17,537	29,781	(22,506)	24,315
Income Tax (Provision) Benefit	7,131	(2,702)	(12,003)	—	(7,574)

Income From Continuing Operations Before Minority Interests	6,634	14,835	17,778	(22,506)	16,741
Minority Interests	—	—	(3,051)	—	(3,051)

Income From Continuing Operations	6,634	14,835	14,727	(22,506)	13,690
Loss From Discontinued Operations, Net of Tax	—	(644)	—	—	(644)

Income Before Cumulative Effect of Accounting Change	6,634	14,191	14,727	(22,506)	13,046
Cumulative Effect of Accounting Change	—	(6,412)	—	—	(6,412)

Net Income	$6,634	$7,779	$14,727	$(22,506)	$6,634

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED BALANCE SHEET
As of December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
ASSETS
Current Assets:
Cash	$—	$30,721	$16,831	$—	$47,552
Restricted cash	—	—	231	—	231
Accounts receivable, net	—	133,589	68,495	—	202,084
Inventories	—	193,738	95,082	—	288,820
Deferred charges	—	17,204	—	—	17,204
Current deferred tax assets	—	24,236	2,237	—	26,473
Other current assets	—	5,920	8,483	—	14,403

	—	405,408	191,359	—	596,767
Property, Plant and Equipment, Net	—	141,793	102,512	—	244,305
Goodwill	—	206,004	187,989	—	393,993
Investment In and Advances to Subsidiaries	1,080,596	—	—	(1,080,596)	—
Investment In and Advances to Unconsolidated Affiliates	—	49,159	—	—	49,159
Other Assets	6,101	38,357	15,784	—	60,242

	$1,086,697	$840,721	$497,644	$(1,080,596)	$1,344,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$4,181	$—	$—	$4,181
Accounts payable	—	40,912	30,829	—	71,741
Deferred revenues	—	21,413	—	—	21,413
Current deferred tax liabilities	—	(47)	3,155	—	3,108
Other accrued liabilities	6,673	56,821	31,564	—	95,058

	6,673	123,280	65,548	—	195,501
Long-Term Debt	374,483	3,290	—	—	377,773
Deferred Tax Liabilities	—	10,536	25,897	—	36,433
Other Long-Term Liabilities	—	11,954	1,270	—	13,224
Commitments and Contingencies	—	—	—	—	—
Minority Interests	—	—	15,994	—	15,994
Stockholders’ Equity	705,541	691,661	388,935	(1,080,596)	705,541

	$1,086,697	$840,721	$497,644	$(1,080,596)	$1,344,466

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED BALANCE SHEET
As of December 31, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
ASSETS
Current Assets:
Cash	$—	$2,620	$16,610	$—	$19,230
Restricted cash	—	18	265	—	283
Accounts receivable, net	—	118,303	93,982	—	212,285
Inventories	—	160,982	71,012	—	231,994
Current deferred tax assets	—	28,345	1,938	—	30,283
Other current assets	—	5,573	11,215	—	16,788

	—	315,841	195,022	—	510,863
Property, Plant and Equipment, Net	—	164,537	86,699	—	251,236
Goodwill	—	208,952	187,992	—	396,944
Investment In and Advances to Subsidiaries	982,881	—	—	(982,881)	—
Investment In and Advances to Unconsolidated Affiliates	—	47,786	—	—	47,786
Other Assets	7,682	29,832	17,718	—	55,232

	$990,563	$766,948	$487,431	$(982,881)	$1,262,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$9,106	$1,967	$—	$11,073
Accounts payable	—	49,091	25,317	—	74,408
Current deferred tax liabilities	—	6	3,757	—	3,763
Other accrued liabilities	3,260	39,595	34,156	—	77,011

	3,260	97,798	65,197	—	166,255
Long-Term Debt	374,305	50,406	2,142	—	426,853
Deferred Tax Liabilities	—	6,912	20,053	—	26,965
Other Long-Term Liabilities	6,884	9,289	7,670	—	23,843
Commitments and Contingencies	—	—	—	—	—
Minority Interests	—	—	12,031	—	12,031
Stockholders’ Equity	606,114	602,543	380,338	(982,881)	606,114

	$990,563	$766,948	$487,431	$(982,881)	$1,262,061

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(24,211)	$116,546	$20,835	$—	$113,170
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	—	(33,833)	—	—	(33,833)
Proceeds from sales of businesses, net of cash disposed	—	1,349	831	—	2,180
Proceeds from sale of discontinued operations, net of cash disposed	—	19,859	—	—	19,859
Investments in and advances to unconsolidated affiliates	—	(4,167)	—	—	(4,167)
Capital expenditures for property, plant and equipment	—	(18,592)	(19,287)	—	(37,879)
Proceeds from sale of fixed assets	—	6,911	1,548	—	8,459

Net cash used in investing activities	—	(28,473)	(16,908)	—	(45,381)
Cash Flows From Financing Activities:
Repayments on debt, net	—	(59,972)	(4,129)	—	(64,101)
Purchases of treasury stock	(2,508)	—	—	—	(2,508)
Proceeds from stock option exercises	25,791	—	—	—	25,791
ESPP Purchases	928				928

Net cash provided by (used in) financing activities	24,211	(59,972)	(4,129)	—	(39,890)
Effect of Exchange Rate Changes on Cash	—	—	423	—	423

Net Increase in Cash	—	28,101	221	—	28,322
Cash at Beginning of Year	—	2,620	16,610	—	19,230

Cash at End of Year	$—	$30,721	$16,831	$—	$47,552

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(20,381)	$78,908	$24,411	$—	$82,938
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(1,861)	(1,250)	(5,161)	—	(8,272)
Proceeds from sales of businesses, net of cash disposed	24,064	6,300	—	—	30,364
Investments in and advances to unconsolidated affiliates	—	(5,459)	—	—	(5,459)
Capital expenditures for property, plant and equipment	—	(23,461)	(17,957)	—	(41,418)
Proceeds from sale of fixed assets	—	796	185	—	981

Net cash provided by (used in) investing activities	22,203	(23,074)	(22,933)	—	(23,804)
Cash Flows From Financing Activities:
Repayments on debt, net	—	(55,904)	(4,686)	—	(60,590)
Purchases of treasury stock	(2,388)	—	—	—	(2,388)
Proceeds from stock option exercises	566	—	—	—	566

Net cash used in financing activities	(1,822)	(55,904)	(4,686)	—	(62,412)
Effect of Exchange Rate Changes on Cash	—	—	630	—	630

Net Decrease in Cash	—	(70)	(2,578)	—	(2,648)
Cash at Beginning of Year	—	2,690	19,188	—	21,878

Cash at End of Year	$—	$2,620	$16,610	$—	$19,230

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2002

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$103,332	$(991)	$16,345	$—	$118,686
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(266,543)	—	1,371	—	(265,172)
Investments in and advances to unconsolidated affiliates	—	(3,794)	—	—	(3,794)
Capital expenditures for property, plant and equipment	—	(35,718)	(10,063)	—	(45,781)
Proceeds from sale of fixed assets	—	860	51	—	911

Net cash used in investing activities	(266,543)	(38,652)	(8,641)		(313,836)
Cash Flows From Financing Activities:
Borrowings on debt, net	164,317	40,428	2,401	—	207,146
Purchases of treasury stock	(2,279)	—	—	—	(2,279)
Proceeds from stock option exercises	1,173	—	—	—	1,173

Net cash used in financing activities	163,211	40,428	2,401	—	206,040
Effect of Exchange Rate Changes on Cash	—	—	604	—	604

Net Increase in Cash	—	785	10,709	—	11,494
Cash at Beginning of Year	—	1,905	8,479	—	10,384

Cash at End of Year	$—	$2,690	$19,188	$—	$21,878

Item 9.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation and the material weakness described below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report (December 31, 2004), for the reasons discussed below our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Our internal control over financial reporting is a process designed by, or under the supervision of our chief executive and principle financial officers, and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, it used the framework entitled “Internal Control — Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation of the COSO framework applied to Grant Prideco’s internal control over financial reporting, and the identification of the material weakness described below, management concluded that Grant Prideco did not maintain effective internal control over financial reporting as of December 31, 2004.
      A material weakness is a significant control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Our revenue recognition policy provides for the recognition of revenue for finished products delivered to our customer-owned inventory yards, and not yet in the physical possession of our customers, if certain criteria are met. The internal controls over such transactions at our Drilling Products and Services and Tubular Technology and Services segments were ineffective at December 31, 2004. Specifically, our controls over documentation of delivery terms requested by the customer and customer notification necessary to record revenue prior to customer possession of the product were ineffective at December 31, 2004. As a result of these ineffective controls, revenue was recorded during 2004 for certain product sales which had not yet met all requirements to recognize revenue. During the fourth quarter of 2004, we adjusted revenues, net income and diluted earnings per share to exclude those fourth quarter sales not meeting all revenue recognition criteria. We also restated each previously reported 2004 quarterly revenues and net income, and for the first and third quarters, diluted earnings per share.

Actions Taken to Correct Material Weakness
      In order to address the material weakness identified, management intends to make corrective measures during 2005 including: 1) requiring a checklist to be completed prior to revenue recognition to ensure that all sales orders have the required documentation and 2) initiating processes and procedures to better document the terms of sales transactions including transaction review and monitoring activities. We believe that these corrective actions will remedy the identified material weakness with respect to, and improve, both our disclosure controls and procedures and internal control over financial reporting at December 31, 2004. We have discussed our corrective actions and future plans with our Audit Committee, which has approved them, and with our independent registered public accounting firm. Such firm has an attestation report on our management’s assessment of our internal control over financial reporting, and such firm’s attestation report is included in this Annual Report on Form 10-K.
Changes in Internal Controls
      Except as described above, there has been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
Grant Prideco, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Grant Prideco, Inc. (Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company’s revenue recognition policy provides for the recognition of revenue for finished products delivered to the Company’s customer-owned inventory yards, and not yet in the physical possession of its customers, if certain criteria are met. The internal controls over such transactions at the Company’s Drilling Products and Services and Tubular Technology and Services segments were ineffective at December 31, 2004. Specifically, the Company’s controls over documentation of delivery terms requested by the customer and customer notification necessary to record revenue prior to customer possession of the product were ineffective at December 31, 2004. As a result of these ineffective controls, revenue was recorded during 2004 for certain product sales which had not yet met all requirements to recognize revenue. During the fourth quarter of 2004, the Company adjusted revenues, net income and diluted earnings per share to exclude those fourth quarter sales not meeting all revenue recognition criteria. The Company also restated each previously reported 2004 quarterly revenues and net income, and for the first and third quarters, diluted earnings per share. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 29, 2005 on those financial statements.
      In our opinion, management’s assessment that Grant Prideco, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of control criteria, Grant Prideco, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

/s/ Ernst & Young LLP
Houston, Texas
March 29, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as a part of this report or incorporated herein by reference:

1. Our consolidated financial statements are listed on page 33 of this report.

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2004.

Note: All financial statement schedules not filed with this report required by Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to financial statements.

3. Our exhibits are listed below under Item 15(b).
      (b) Exhibits:

2.1	Distribution Agreement, dated as of March 22, 2000, between Weatherford and Grant Prideco, Inc. (incorporated by Reference to Exhibit 2.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).
3.1	Restated Certificate of Incorporation of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).

3.2		Restated Bylaws of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.2 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4.1		Indenture for 9 5/8% Senior Notes due 2007 (incorporated by Reference to Exhibit 4.7 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).
4.2		Form of 9 5/8% Senior Notes due 2007 (included as part of Exhibit 4.1 above).
4	.3*	Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).
4	.4*	Grant Prideco, Inc. 2000 Employee Stock Option and Stock Plan (incorporated by reference to Exhibit 10.5 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.5*	Grant Prideco, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.6*	Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.7*	Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.8*	Grant Prideco, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.11 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.9*	Grant Prideco, Inc. 2001 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-15423).
4.10		Indenture relating to 9% Senior Notes due 2009 dated as of December 4, 2002, between Grant Prideco Escrow Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4.11		Form of 9% Senior Notes due 2009 (included as part of Exhibit 4.10).
4.12		Supplemental Indenture dated as of December 20, 2002, among Grant Prideco, Inc., Grant Prideco Escrow Corp., certain of Grant Prideco, Inc.’s subsidiaries, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4.13		Credit Agreement, dated as of December 19, 2002, among Grant Prideco, Inc., certain of its subsidiaries, the Lenders party thereto, Deutsche Bank Trust Company Americas, as US, Deutsche Bank AG, Canada Branch, as Canadian Agent, Transamerica Business Capital Corporation, as Documentation Agent, JP Morgan Chase Bank, as Co-Syndication Agent, and Lynch Capital, as Co-Syndication Agent (incorporated by reference to Exhibit 4.6 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4.14		Security Agreement, dated as of December 19, 2002, among Grant Prideco, Inc., certain of its subsidiaries and Deutsche Bank Trust Company Americas, as agent (incorporated by Reference to Exhibit 4.7 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4.15		Amended and Restated Credit Agreement, dated as of December 19, 2002 between Grant Prideco Canada Ltd. and Deutsche Bank AG, Canada Branch, as agent (incorporated by reference to Exhibit 4.8 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4.16		Amendment No. 1 to Credit Agreement (incorporated by reference to Exhibit 4.17 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).
4.17		Amendment No. 2 to Credit Agreement (incorporated by reference to Exhibit 4.18 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).

4.18		Security Agreement, dated as of December 19, 2002 between Grant Prideco Canada Ltd. and Deutsche Bank AG, Canada Branch, as agent (incorporated by reference to Exhibit 4.9 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4.19		Form of Subsidiary Guarantee by certain of Grant Prideco, Inc.’s subsidiaries in favor of Deutsche Bank Trust Company Americas, as agent (incorporated by reference to Exhibit 4.10 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4	.20*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.21 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).
4	.21*	Form of Executive Restricted-Stock Agreement (with tandem tax rights).
4	.22*	Form of Executive Restricted-Stock Agreement.
4	.23*	Form of Executive Stock Option Agreement (with accelerated vesting upon termination).
4	.24*	Form of Executive Stock Option Agreement (without accelerated vesting upon termination).
10.1		See Exhibits 2.1 and 4.1 through 4.24 for certain items material contracts.
10	.2*	Employment Agreement with Michael McShane dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-15423).
10	.3*	Employment Agreement with Matthew Fitzgerald dated January 12, 2004 (incorporated by reference from Exhibit 10.3 to the Grant Prideco Annual Report on Form 10-K for the year ended December 31, 2004).
10	.4*	Employment Agreement with Philip Choyce dated April 14, 2000 (incorporated by reference to Exhibit 10.26 to Grant Prideco, Inc.’s Registration Statement on Form S-4, Reg. No. 333-102635).
10	.5*	Form of Change of Control Agreement with William Chunn, Dan Latham, Warren Avery and Philip Choyce (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-15423).
10	.6*	Form of Change of Control Agreement with David Black, Jim Breihan, Greg Boane, Jay Mitchell and John Deane (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Annual Report on 10-K for the year ended December 31, 2001, File No. 1-15423).
10.7		Preferred Supplier Agreement dated April 14, 2000, between Grant Prideco, Inc. and Weatherford International, Inc. (incorporated by reference to Exhibit 10.12 to Weatherford International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).
10.8		Amendment No. 1 to preferred supplier agreement (incorporated by reference to Exhibit 10.1 of Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.9		Tax Allocation Agreement dated April 14, 2000 between Grant Prideco, Inc. and Weatherford (incorporated by reference to Exhibit 10.13 to Weatherford International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).
10.10		Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and Voest-Alpine Schienen GmbH & Co KG (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10.11		Operating Agreement, dated as of July 23, 1999, by and Grant Prideco, Inc. and Voest-Alpine Schienen GmbH & CoKG (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1 -15423, as amended).
10.12		Supply Agreement, dated as of August 1, 2003, by and between Voest-Alpine Stahlrohr Kindberg GmbH & Co KG and Grant Prideco, Inc. (Incorporated by reference to Exhibit 10.12 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).
10.13		Amendment No. 1 to Voest-Alpine Supply Agreement.
10.14		Amendment No. 2 to Voest-Alpine Supply Agreement.
10.15		Stock Purchase Agreement, dated as of June 19, 1998, by and between Weatherford, Pridecomex Holding, S.A. de C.V., Tubos de Acero de Mexico S.A. and Tamsider S.A. de C.V. (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.16		Master Technology License Agreement, dated as of June 19, 1998, by and between Grant Prideco, Inc. and DST Distributors of Steel Tubes Limited (incorporated by reference to Exhibit 10.17 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10.17		Agreement, dated as of November 12, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST Distributors of Steel Tubes Limited, Techint Engineering Company, Weatherford, Grand Prideco, Pridecomex Holding, S.A. de C.V. and Grant Prideco, S.A. de C.V. (incorporated by reference to Exhibit 10.18 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10.18		Agreement, dated as of December 1, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., Weatherford and Pridecomex Holdings, S.A. de C.V. (incorporated by reference to Exhibit 10.19 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10	.19*	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).
21.1		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).
23.1		Consent of Ernst & Young LLP.
31.1		Certification of Michael McShane.
31.2		Certification of Matthew D. Fitzgerald.
32.1		Section 906 Certification.

*	Designates a management or compensatory plan or arrangement.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002

		Additions

	Balance At	Charged to	Charged to		Balance
	Beginning	Cost and	Other		At End
Descriptions	of Year	Expenses	Accounts	Deductions	of Year

	(In thousands)
2004:
Allowance for Uncollectible Accounts	$3,539	$3,844	$1,141	$500	$8,024

Inventory Reserves	$14,910	$6,961	$226	$9,084	$13,013

2003:
Allowance for Uncollectible Accounts	$2,815	$1,948	$(397)	$827	$3,539

Inventory Reserves	$10,695	$11,718	$(312)	$7,191	$14,910

2002:
Allowance for Uncollectible Accounts	$1,407	$1,106	$366	$64	$2,815

Inventory Reserves	$9,321	$5,844	$(5)	$4,465	$10,695

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.

By:	/s/ Michael McShane

Michael McShane
Chief Executive Officer, President,
and Chairman of the Board
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following individuals on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Michael McShane Michael McShane	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 31, 2005

/s/ Matthew D. Fitzgerald Matthew D. Fitzgerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2005

/s/ Greg L. Boane Greg L. Boane	Corporate Controller (Principal Accounting Officer)	March 31, 2005

/s/ David J. Butters David J. Butters	Director	March 31, 2005

/s/ Eliot M. Fried Eliot M. Fried	Director	March 31, 2005

/s/ Dennis R. Hendrix Dennis R. Hendrix	Director	March 31, 2005

/s/ Harold E. Layman Harold E. Layman	Director	March 31, 2005

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director	March 31, 2005

Signature	Capacity in Which Signed	Date

/s/ Robert K. Moses, Jr. Robert K. Moses, Jr.	Director	March 31, 2005

/s/ Joseph E. Reid Joseph E. Reid	Director	March 31, 2005

/s/ David A. Trice David A. Trice	Director	March 31, 2005

INDEX TO EXHIBITS

Exhibit		Description

2.1		Distribution Agreement, dated as of March 22, 2000, between Weatherford and Grant Prideco, Inc. (incorporated by Reference to Exhibit 2.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).
3.1		Restated Certificate of Incorporation of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).
3.2		Restated Bylaws of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.2 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4.1		Indenture for 9 5/8% Senior Notes due 2007 (incorporated by Reference to Exhibit 4.7 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).
4.2		Form of 9 5/8% Senior Notes due 2007 (included as part of Exhibit 4.1 above).
4	.3*	Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).
4	.4*	Grant Prideco, Inc. 2000 Employee Stock Option and Stock Plan (incorporated by reference to Exhibit 10.5 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.5*	Grant Prideco, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.6*	Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.7*	Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.8*	Grant Prideco, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.11 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.9*	Grant Prideco, Inc. 2001 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-15423).
4.10		Indenture relating to 9% Senior Notes due 2009 dated as of December 4, 2002, between Grant Prideco Escrow Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4.11		Form of 9% Senior Notes due 2009 (included as part of Exhibit 4.10).
4.12		Supplemental Indenture dated as of December 20, 2002, among Grant Prideco, Inc., Grant Prideco Escrow Corp., certain of Grant Prideco, Inc.’s subsidiaries, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4.13		Credit Agreement, dated as of December 19, 2002, among Grant Prideco, Inc., certain of its subsidiaries, the Lenders party thereto, Deutsche Bank Trust Company Americas, as US, Deutsche Bank AG, Canada Branch, as Canadian Agent, Transamerica Business Capital Corporation, as Documentation Agent, JP Morgan Chase Bank, as Co-Syndication Agent, and Lynch Capital, as Co-Syndication Agent (incorporated by reference to Exhibit 4.6 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4.14		Security Agreement, dated as of December 19, 2002, among Grant Prideco, Inc., certain of its subsidiaries and Deutsche Bank Trust Company Americas, as agent (incorporated by Reference to Exhibit 4.7 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

Exhibit		Description

4.15		Amended and Restated Credit Agreement, dated as of December 19, 2002 between Grant Prideco Canada Ltd. and Deutsche Bank AG, Canada Branch, as agent (incorporated by reference to Exhibit 4.8 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4.16		Amendment No. 1 to Credit Agreement (incorporated by reference to Exhibit 4.17 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).
4.17		Amendment No. 2 to Credit Agreement (incorporated by reference to Exhibit 4.18 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).
4.18		Security Agreement, dated as of December 19, 2002 between Grant Prideco Canada Ltd. and Deutsche Bank AG, Canada Branch, as agent (incorporated by reference to Exhibit 4.9 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4.19		Form of Subsidiary Guarantee by certain of Grant Prideco, Inc.’s subsidiaries in favor of Deutsche Bank Trust Company Americas, as agent (incorporated by reference to Exhibit 4.10 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4	.20*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.21 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).
4	.21*	Form of Executive Restricted-Stock Agreement (with tandem tax rights).
4	.22*	Form of Executive Restricted-Stock Agreement.
4	.23*	Form of Executive Stock Option Agreement (with accelerated vesting upon termination).
4	.24*	Form of Executive Stock Option Agreement (without accelerated vesting upon termination).
10.1		See Exhibits 2.1 and 4.1 through 4.24 for certain items material contracts.
10	.2*	Employment Agreement with Michael McShane dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-15423).
10	.3*	Employment Agreement with Matthew Fitzgerald dated January 12, 2004 (incorporated by reference from Exhibit 10.3 to the Grant Prideco Annual Report on Form 10-K for the year ended December 31, 2004).
10	.4*	Employment Agreement with Philip Choyce dated April 14, 2000 (incorporated by reference to Exhibit 10.26 to Grant Prideco, Inc.’s Registration Statement on Form S-4, Reg. No. 333-102635).
10	.5*	Form of Change of Control Agreement with William Chunn, Dan Latham, Warren Avery and Philip Choyce (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-15423).
10	.6*	Form of Change of Control Agreement with David Black, Jim Breihan, Greg Boane, Jay Mitchell and John Deane (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Annual Report on 10-K for the year ended December 31, 2001, File No. 1-15423).
10.7		Preferred Supplier Agreement dated April 14, 2000, between Grant Prideco, Inc. and Weatherford International, Inc. (incorporated by reference to Exhibit 10.12 to Weatherford International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).
10.8		Amendment No. 1 to preferred supplier agreement (incorporated by reference to Exhibit 10.1 of Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.9		Tax Allocation Agreement dated April 14, 2000 between Grant Prideco, Inc. and Weatherford (incorporated by reference to Exhibit 10.13 to Weatherford International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).
10.10		Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and Voest-Alpine Schienen GmbH & Co KG (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10.11		Operating Agreement, dated as of July 23, 1999, by and Grant Prideco, Inc. and Voest-Alpine Schienen GmbH & CoKG (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1 -15423, as amended).
10.12		Supply Agreement, dated as of August 1, 2003, by and between Voest-Alpine Stahlrohr Kindberg GmbH & Co KG and Grant Prideco, Inc. (Incorporated by reference to Exhibit 10.12 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).

Exhibit		Description

10.13		Amendment No. 1 to Voest-Alpine Supply Agreement.
10.14		Amendment No. 2 to Voest-Alpine Supply Agreement.
10.15		Stock Purchase Agreement, dated as of June 19, 1998, by and between Weatherford, Pridecomex Holding, S.A. de C.V., Tubos de Acero de Mexico S.A. and Tamsider S.A. de C.V. (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10.16		Master Technology License Agreement, dated as of June 19, 1998, by and between Grant Prideco, Inc. and DST Distributors of Steel Tubes Limited (incorporated by reference to Exhibit 10.17 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10.17		Agreement, dated as of November 12, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST Distributors of Steel Tubes Limited, Techint Engineering Company, Weatherford, Grand Prideco, Pridecomex Holding, S.A. de C.V. and Grant Prideco, S.A. de C.V. (incorporated by reference to Exhibit 10.18 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10.18		Agreement, dated as of December 1, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., Weatherford and Pridecomex Holdings, S.A. de C.V. (incorporated by reference to Exhibit 10.19 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10	.19*	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).
21.1		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).
23.1		Consent of Ernst & Young LLP.
31.1		Certification of Michael McShane.
31.2		Certification of Matthew D. Fitzgerald.
32.1		Section 906 Certification.

*	Designates a management or compensatory plan or arrangement.