Form 10-Q
period 2005-03-31
GRANT PRIDECO INC
filed 2005-05-10
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

     Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 3, 2005

Common Stock, par value $0.01 per share	124,475,550

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GRANT PRIDECO, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
		Restated
Revenues	$292,096	$191,481
Operating Expenses:
Cost of sales	167,916	113,892
Sales and marketing	31,704	29,140
General and administrative	24,522	19,452
Research and engineering	5,763	5,352
Other charges	—	2,734

	229,905	170,570

Operating Income	62,191	20,911
Interest Expense	(10,010)	(10,495)
Other Income, Net	1,137	2,025
Equity Income in Unconsolidated Affiliates	2,387	194

Income From Continuing Operations Before Income Taxes and Minority Interests	55,705	12,635
Income Tax Provision	(17,063)	(4,811)

Income from Continuing Operations Before Minority Interests	38,642	7,824
Minority Interests	(1,976)	(1,260)

Income from Continuing Operations	36,666	6,564
Income from Discontinued Operations, Net of Tax	—	642

Net Income	$36,666	$7,206

Basic Net Income Per Share:
Income from continuing operations	$0.29	$0.05
Income from discontinued operations	—	0.01

Net income	$0.29	$0.06

Basic weighted average shares outstanding	125,234	122,044

Diluted Net Income Per Share:
Income from continuing operations	$0.29	$0.05
Income from discontinued operations	—	0.01

Net income	$0.29	$0.06

Diluted weighted average shares outstanding	128,352	124,262

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash	$74,344	$47,552
Restricted cash	824	231
Accounts receivable, net of allowance for uncollectible accounts of $7,854 and $8,024, respectively	219,143	202,084
Inventories	303,192	288,820
Deferred charges	19,728	17,204
Current deferred tax assets	27,514	26,473
Prepaid expenses	17,918	12,033
Other current assets	3,650	2,370

	666,313	596,767
Property, Plant and Equipment, Net	240,958	244,305
Goodwill	394,261	393,993
Intangible Assets, Net	42,907	43,807
Investments In and Advances to Unconsolidated Affiliates	56,715	49,159
Other Assets	14,454	16,435

	$1,415,608	$1,344,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$7,009	$4,181
Accounts payable	71,251	71,741
Accrued labor and benefits	46,836	53,060
Deferred revenues	25,993	21,413
Federal income taxes payable	21,241	8,144
Current deferred tax liabilities	3,084	3,108
Other accrued liabilities	37,914	33,854

	213,328	195,501
Long-Term Debt	377,815	377,773
Deferred Tax Liabilities	37,314	36,433
Other Long-Term Liabilities	13,826	13,224
Commitments and Contingencies	—	—
Minority Interests	17,970	15,994
Stockholders’ Equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	1,254	1,245
Capital in excess of par value	548,879	530,687
Unearned compensation	(11,849)	(8,300)
Retained earnings	228,955	192,289
Accumulated other comprehensive loss	(13,062)	(12,291)
Treasury stock, at cost	(9,438)	(8,483)
Deferred compensation obligation	10,616	10,394

	755,355	705,541

	$1,415,608	$1,344,466

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
		Restated
Cash Flows From Operating Activities:
Net income	$36,666	$7,206
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of businesses, net	—	(774)
Depreciation and amortization	11,118	10,439
Deferred income tax	(135)	2,848
Equity income in unconsolidated affiliates	(2,387)	(194)
Stock-based compensation expense	2,194	880
Deferred compensation expense	787	672
Minority interests in consolidated subsidiaries	1,976	1,260
Loss (gain) on sale of assets	1,226	(2,098)
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(19,174)	(9,531)
Inventories	(14,525)	(8,699)
Deferred charges	(2,524)	(22,945)
Other current assets	(2,132)	(2,665)
Other assets	1,634	1,160
Accounts payable	(1,399)	6,512
Deferred revenues	4,580	28,076
Other accrued liabilities	(1,680)	5,285
Other, net	12,588	(2,142)

Net cash provided by operating activities	28,813	15,290
Cash Flows From Investing Activities:
Proceeds from sales of businesses, net of cash disposed	—	2,180
Investments in and advances to unconsolidated affiliates	(1,761)	(193)
Capital expenditures for property, plant and equipment	(9,099)	(6,291)
Proceeds from sales of fixed assets	265	2,516

Net cash used in investing activities	(10,595)	(1,788)
Cash Flows From Financing Activities:
Repayments on debt, net	(782)	(17,853)
Purchases of treasury stock	(1,177)	(1,005)
Proceeds from stock option exercises	8,895	3,380
Employee stock purchase plan purchases	1,896	928

Net cash provided by (used in) financing activities	8,832	(14,550)
Effect of Exchange Rate Changes on Cash	(258)	76

Net Increase (Decrease) in Cash	26,792	(972)
Cash at Beginning of Period	47,552	19,230

Cash at End of Period	$74,344	$18,258

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. General

Basis of Presentation

     The accompanying consolidated financial statements of Grant Prideco, Inc. (the “Company” or “Grant Prideco”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions between Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The Annual Report on Form 10-K for the year ended December 31, 2004 includes disclosures related to significant accounting policies including revenue recognition, deferred revenues and charges, inventory valuation, fair value estimations for assets acquired and liabilities assumed in a business combination, impairment of long-lived assets, impairment of goodwill and intangible assets, valuation allowance for deferred tax assets, estimates related to contingent liabilities and future claims and pension liabilities.

     As a result of the Company’s testing of internal controls as of December 31, 2004 in connection with Sarbanes-Oxley Section 404 requirements, the Company reported a material weakness in its revenue recognition practices. The material weakness relates to inadequate documentation supporting the Company’s revenue recognition procedures at its Drilling Products and Services and Tubular Technology and Services segments. As a result of the material weakness, the Company tested revenue transactions and determined that while title and risk of loss had transferred to the customer, in certain instances the supporting documentation did not meet all of the requirements to recognize revenue prior to the products being in the physical possession of the customer. Therefore, the revenue and profits from these transactions are required to be deferred until the period in which the customer takes physical possession. The first three quarters of 2004 were restated to properly reflect these deferred revenue transactions. The impact of this restatement on the first quarter of 2004 was revenues were decreased by $28.1 million, operating income was decreased by $5.2 million, net income from continuing operations was decreased by $3.4 million and basic and diluted net income per share were decreased by $0.03. All sales transactions that did not meet all of the requirements to recognize revenue prior to the products being in the physical possession of the customer have been recorded as deferred revenues and the related inventory costs are recorded as deferred charges in the accompanying Consolidated Balance Sheets.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2005 classifications. These reclassifications have no impact on net income. During the second quarter of 2004, the Company completed the sale of its Texas Arai division. Accordingly, first quarter of 2004 results of operations of Texas Arai have been reclassified as discontinued operations. See Note 13 for further details.

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

2. Stock-Based Compensation

Pro Forma Stock Option Compensation Expense

     The Company has elected to account for its stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, as allowed under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option at the time of grant is equal to or greater than the market price of the Company’s common stock. Reported net income does include compensation expense associated with restricted stock awards and accelerated vesting of certain stock awards.

     Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the Company’s incentive compensation plans, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net Income As Reported	$36,666	$7,206
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,522	914
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,564)	(2,097)

Pro forma net income	$35,624	$6,023

Net Income Per Share:
Basic as reported	$0.29	$0.06
Basic pro forma	$0.28	$0.05
Diluted as reported	$0.29	$0.06
Diluted pro forma	$0.28	$0.05

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Restricted Stock

     During the three-month period ended March 31, 2005, the Company awarded 195,000 shares of restricted stock to officers and other key employees under the Company’s 2000 Employee Stock Option and Restricted Stock Plan. The restricted shares vest on the ninth anniversary of the date of grant, however there is an accelerated vesting schedule based on the achievement of certain predetermined performance metrics. Beginning with the third anniversary date of the grant through the eighth anniversary date, the performance metrics are evaluated annually and early vesting will occur for meeting the performance goals. Restricted shares are subject to certain restrictions on ownership and transferability when granted. These terms are equivalent to the 2004 restricted stock award except there is no tax gross up bonus component.

3. Comprehensive Income

     Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. The Company’s total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Net Income	$36,666	$7,206
Foreign Currency Translation Adjustments	(771)	696

Total Comprehensive Income	$35,895	$7,902

4. Inventories

     Inventories by category are as follows:

	March 31,	December 31,
	2005	2004
	(In thousands)
Raw Materials, Components and Supplies	$119,797	$104,543
Work in Process	68,604	59,308
Finished Goods	114,791	124,969

	$303,192	$288,820

5. Property, Plant and Equipment

     Net property, plant and equipment consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Land	$21,529	$21,521
Buildings and Improvements	83,931	78,557
Machinery and Equipment	270,449	269,517
Furniture and Fixtures	29,666	29,058
Construction in Progress	12,994	19,655

	418,569	418,308
Less: Accumulated Depreciation	(177,611)	(174,003)

	$240,958	$244,305

6. Other Charges

     In the first quarter of 2004, the Company incurred $2.7 million of pre-tax charges, $1.7 million net of tax. These charges include $1.8 million due to lease termination, severance and other exit costs related to the Drilling Products and Services rationalization program and $0.9 million of severance costs related to the Tubular Technology and Services organizational restructuring. The remaining liability balance at March 31, 2005 included in “Other Accrued Liabilities” in the Consolidated Balance Sheets was $1.1 million related to the lease termination costs, which is expected to be fully utilized by June 2005.

7. Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. The computation of diluted earnings per share for the three-month period ended March 31, 2005 did not exclude common stock equivalent shares because the average market price of the common stock for the applicable period was greater than exercise prices. For the three-month period ended March 31, 2004, the dilutive earnings per share computation excluded options to purchase 3.9 million shares of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period.

8. Senior Credit Facility

     As of March 31, 2005 the Company did not have any outstanding borrowings under its $190 million Senior Credit Facility and $9.3 million of revolver availability had been reserved to support outstanding letters of credit. Net borrowing availability was $175.0 million at March 31, 2005.

9. Goodwill and Other Intangible Assets

     The carrying amount of goodwill by reporting unit is as follows:

	Drilling		Tubular
	Products and		Technology
	Services	Drill Bits	and Services	Total
	(In thousands)
Balance, December 31, 2004	$130,127	$166,733	$97,133	$393,993
Translation and Other Adjustments	188	80	—	268

Balance, March 31, 2005	$130,315	$166,813	$97,133	$394,261

     Intangible assets of $42.9 million and $43.8 million, net of accumulated amortization of $11.4 million and $10.3 million, as of March 31, 2005 and December 31, 2004, respectively, are recorded at cost and are amortized on a straight-line basis. The Company’s intangible assets primarily consist of patents, technology licenses, customer relationships, trademarks and covenants not to compete that are amortized over the definitive terms of the related agreement or the Company’s estimate of their useful lives if there are no definitive terms. The following table shows the Company’s intangible assets by asset category:

	March 31, 2005			December 31, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
			(In thousands)
Patents	$43,532	$(6,750)	$36,782	$43,380	$(5,908)	$37,472
Technology Licenses	1,438	(503)	935	1,438	(498)	940
Customer Relationships	4,600	(399)	4,201	4,600	(335)	4,265
Trademarks	1,610	(882)	728	1,610	(815)	795
Covenants Not To Compete	3,125	(2,864)	261	3,125	(2,790)	335

	$54,305	$(11,398)	$42,907	$54,153	$(10,346)	$43,807

     Amortization expense related to intangible assets for the three-month periods ended March 31, 2005 and 2004 was $1.1 million and $1.1 million, respectively, and was recorded in “General and Administrative” and “Research and Engineering” expenses in the Consolidated Statements of Operations. Amortization expense related to existing intangible assets for the remainder of 2005 is estimated to be $3.4 million and for each of the years 2006 through 2010 is estimated to be approximately $3.9 million, $3.6 million, $3.2 million, $3.0 million and $2.9 million, respectively.

10. Restricted Cash

     At March 31, 2005, the Company had $0.8 million of restricted cash. The restricted cash relates to the Company’s 60% interest in Tianjin Grant Prideco and is subject to dividend and distribution restrictions; however, such cash is available to fund the local operations in China.

11. Segment Information

Business Segments

     The Company operates through three primary business segments: Drilling Products and Services, Drill Bits and Tubular Technology and Services. The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The Drill Bits segment designs, manufactures and distributes fixed-cutter and roller-cone drill bits. The Company’s Tubular Technology and Services segment designs, manufactures and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company also has an Other segment that included the Company’s industrial drill pipe operations and its construction casing and water well operations. The Company exited these product lines during 2003 and as of December 31, 2004, this segment had liquidated the remaining industrial product inventories. Currently, this segment’s only remaining activity are costs associated with the Company’s POS-GRIP technology for subsea applications. Included in Corporate are general corporate expenses.

	Drilling		Tubular
	Products and		Technology
	Services	Drill Bits	and Services	Other	Corporate	Total
Three Months Ended March 31,	(In thousands)
2005
Revenues from Unaffiliated Customers	$128,350	$90,626	$73,120	$—	$—	$292,096
Operating Income (Loss)	36,261	21,622	15,261	(110)	(10,843)	62,191
Income from Continuing Operations Before Income Taxes and Minority Interests	39,203	19,151	14,444	(110)	(16,983)	55,705
2004
Revenues from Unaffiliated Customers	$69,815	$79,258	$41,521	$887	$—	$191,481
Operating Income (Loss)	8,580	19,285	685	(1,179)	(6,460)	20,911
Income from Continuing Operations Before Income Taxes and Minority Interests	10,042	17,281	1,255	(1,113)	(14,830)	12,635

12. Dispositions

     On March 4, 2004, the Company sold its Plexus Ocean Systems (POS) rental wellhead business for $1.3 million in net cash. The POS operations were included in the Company’s Other segment. The Company recognized a pre-tax loss of $0.1 million on the sale, which was recorded in the Consolidated Statements of Operations in “Other Income, Net”. For the three-month period ended March 31, 2004, revenues related to POS included in the Other segment’s results was $0.2 million and operating results were break-even.

13. Discontinued Operations

     On April 23, 2004, the Company sold the assets and business of its Texas Arai division. Accordingly, the three-month period ended March 31, 2004 now reflects the operations of Texas Arai as discontinued operations. Summarized financial information for the discontinued operations of Texas Arai included in the Consolidated Statements of Operations is as follows:

Three Months Ended
March 31, 2004
(In thousands)
Revenues	$10,239
Income Before Income Taxes	988
Income Tax Provision	(346)

Income from Operations, Net of Tax	$642

     Intercompany sales and profit related to Texas Arai, which were eliminated from the summarized information above, were not material for the periods presented.

14. Pension Plans

U.S. Pension Plan

     The following table shows the components of Net Periodic Benefit Cost for the Company’s Reed Hourly Pension Plan:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Service Cost	$74	$96
Interest Cost	143	214
Expected Return on Plan Assets	(117)	(141)
Administration Expenses	33	13

Net Periodic Benefit Cost	$133	$182

     The Company made contributions of $0.2 million during the first quarter of 2005 to meet the minimum funding requirements for the 2004 plan year. Estimated contributions for the 2005 plan year are expected to be $1.2 million.

Non-U.S. Pension Plan

     The following table shows the components of Net Periodic Benefit Cost for the Company’s UK Hycalog Retirement Death Benefit Scheme:

Three Months Ended
March 31, 2005
(In thousands)
Interest Cost	$244
Expected Return on Plan Assets	(263)
Amortization of Gain	75

Net Periodic Benefit Cost	$56

     There was no net periodic benefit pension cost recorded for the three-month period ended March 31, 2004. In addition, the Company does not expect to make any contributions in 2005 related to this plan.

15. Investments in Unconsolidated Affiliates

     The Company’s 50.01% owned joint venture, Voest-Alpine Tubulars (Voest-Alpine), is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. Summarized financial information for Voest-Alpine is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net Sales	$103,367	$63,092
Gross Profit	20,241	5,044
Net Income	8,367	849
Company’s Equity Income	4,315	522
Dividends Received	—	—

     The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on Voest-Alpine sales to the Company.

16. Recent Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective January 1, 2006, with early adoption allowed. The Company does not expect the adoption of this Interpretation will have a material effect on its consolidated financial statements.

     In December 2004, the FASB issued the revised SFAS No. 123, “Share-Based Payment” (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first interim period of the fiscal year beginning after June 15, 2005 (January 1, 2006 for the Company). This Statement applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123.

     The Company expects that upon the adoption of SFAS 123R, the Company will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of SFAS 123R, the Company’s financial statements for periods prior to the effective date of the Statement will not be restated. The impact of this Statement on the Company’s financial statements or its results of operations in 2006 and beyond will depend upon various factors, among them the Company’s future compensation strategy. The Company expects that the effect of applying this Statement on the Company’s results of operations in 2006 as it relates to existing option plans would not be materially different from the SFAS 123 pro forma effect previously reported.

     The American Jobs Creation Act of 2004 (the “Act”) enacted on October 22, 2004 provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated foreign earnings. To qualify for the deduction, certain criteria in the Act must be satisfied. The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Act and if so the amount that will be repatriated. Through March 31, 2005, the Company has not provided deferred taxes on certain foreign earnings because such earnings were intended to be indefinitely reinvested outside the United States. Whether the Company will take advantage of this provision depends on a number of factors including reviewing future Congressional guidance before a decision can be made. Until that time, the Company will make no change in its current intention to indefinitely reinvest certain earnings of its foreign subsidiaries. If the Company were to repatriate these earnings, a one-time tax benefit to the Company’s consolidated results of operations of up to approximately $1.4 million could occur.

17. Subsidiary Guarantor Financial Information

     The following unaudited condensed consolidating statements of operations for the three-month periods ended March 31, 2005 and 2004, condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004, and condensed consolidating statements of cash flows for the three-month periods ended March 31, 2005 and 2004 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 9% and 9 5/8% Senior Notes are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
			(In thousands)
Revenues	$—	$188,664	$103,432	$—	$292,096
Operating Expenses:
Cost of sales	—	114,554	53,362	—	167,916
Selling, general and administrative	—	43,040	18,949	—	61,989
Other charges	—	—	—	—	—

	—	157,594	72,311	—	229,905

Operating Income	—	31,070	31,121	—	62,191
Interest Expense	(9,190)	(798)	(22)	—	(10,010)
Equity in Subsidiaries, Net of Taxes	43,041	—	—	(43,041)	—
Other Income (Expense), Net	—	2,024	(887)	—	1,137
Equity Income in Unconsolidated Affiliates	—	2,387	—	—	2,387

	33,851	3,613	(909)	(43,041)	(6,486)

Income Before Income Taxes and Minority Interest	33,851	34,683	30,212	(43,041)	55,705
Income Tax (Provision) Benefit	2,815	(10,563)	(9,315)	—	(17,063)

Income Before Minority Interests	36,666	24,120	20,897	(43,041)	38,642
Minority Interests	—	—	(1,976)	—	(1,976)

Net Income	$36,666	$24,120	$18,921	$(43,041)	$36,666

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
			(In thousands)
Revenues	$—	$114,488	$76,993	$—	$191,481
Operating Expenses:
Cost of sales	—	74,044	39,848	—	113,892
Selling, general and administrative	—	36,441	17,503	—	53,944
Other charges	—	918	1,816	—	2,734

	—	111,403	59,167	—	170,570

Operating Income	—	3,085	17,826	—	20,911
Interest Expense	(9,190)	(1,172)	(133)	—	(10,495)
Equity in Subsidiaries, Net of Taxes	12,941	—	—	(12,941)	—
Other Income (Expense), Net	—	4,244	(2,219)	—	2,025
Equity Income in Unconsolidated Affiliates	—	194	—	—	194

	3,751	3,266	(2,352)	(12,941)	(8,276)

Income From Continuing Operations Before Income Taxes and Minority Interest	3,751	6,351	15,474	(12,941)	12,635
Income Tax (Provision) Benefit	3,455	(3,299)	(4,967)	—	(4,811)

Income From Continuing Operations Before Minority Interests	7,206	3,052	10,507	(12,941)	7,824
Minority Interests	—	—	(1,260)	—	(1,260)

Income From Continuing Operations	7,206	3,052	9,247	(12,941)	6,564
Income From Discontinued Operations, Net of Tax	—	642	—	—	642

Net Income	$7,206	$3,694	$9,247	$(12,941)	$7,206

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
			(In thousands)
ASSETS
Current Assets:
Cash	$—	$54,300	$20,044	$—	$74,344
Restricted cash	—	—	824	—	824
Accounts receivable, net	—	122,874	96,269	—	219,143
Inventories	—	203,036	100,156	—	303,192
Deferred charges	—	19,504	224	—	19,728
Current deferred tax assets	—	25,162	2,352	—	27,514
Other current assets	—	10,143	11,425	—	21,568

	—	435,019	231,294	—	666,313
Property, Plant and Equipment, Net	—	138,977	101,981	—	240,958
Goodwill	—	205,998	188,263	—	394,261
Investment In and Advances to Subsidiaries	1,137,983	—	—	(1,137,983)	—
Investment In and Advances to Unconsolidated Affiliates	—	56,715	—	—	56,715
Other Assets	5,707	36,161	15,493	—	57,361

	$1,143,690	$872,870	$537,031	$(1,137,983)	$1,415,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$7,009	$—	$—	$7,009
Accounts payable	—	41,602	29,649	—	71,251
Deferred revenues	—	25,625	368	—	25,993
Current deferred tax liabilities	—	(10)	3,094	—	3,084
Other accrued liabilities	13,808	56,803	35,380	—	105,991

	13,808	131,029	68,491	—	213,328
Long-Term Debt	374,527	3,288	—	—	377,815
Deferred Tax Liabilities	—	9,825	27,489	—	37,314
Other Long-Term Liabilities	—	—	17,970	—	17,970
Commitments and Contingencies	—	12,511	1,315	—	13,826
Minority Interests	—	—	—	—	—
Stockholders’ Equity	755,355	716,217	421,766	(1,137,983)	755,355

	$1,143,690	$872,870	$537,031	$(1,137,983)	$1,415,608

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
			(In thousands)
ASSETS
Current Assets:
Cash	$—	$30,721	$16,831	$—	$47,552
Restricted cash	—	—	231	—	231
Accounts receivable, net	—	133,589	68,495	—	202,084
Inventories	—	193,738	95,082	—	288,820
Deferred charges	—	17,204	—	—	17,204
Current deferred tax assets	—	24,236	2,237	—	26,473
Other current assets	—	5,920	8,483	—	14,403

	—	405,408	191,359	—	596,767
Property, Plant and Equipment, Net	—	141,793	102,512	—	244,305
Goodwill	—	206,004	187,989	—	393,993
Investment In and Advances to Subsidiaries	1,080,596	—	—	(1,080,596)	—
Investment In and Advances to Unconsolidated Affiliates	—	49,159	—	—	49,159
Other Assets	6,101	38,357	15,784	—	60,242

	$1,086,697	$840,721	$497,644	$(1,080,596)	$1,344,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$4,181	$—	$—	$4,181
Accounts payable	—	40,912	30,829	—	71,741
Deferred revenues	—	21,413	—	—	21,413
Current deferred tax liabilities	—	(47)	3,155	—	3,108
Other accrued liabilities	6,673	56,821	31,564	—	95,058

	6,673	123,280	65,548	—	195,501
Long-Term Debt	374,483	3,290	—	—	377,773
Deferred Tax Liabilities	—	10,536	25,897	—	36,433
Other Long-Term Liabilities	—	11,954	1,270	—	13,224
Commitments and Contingencies	—	—	—	—	—
Minority Interests	—	—	15,994	—	15,994
Stockholders’ Equity	705,541	691,661	388,935	(1,080,596)	705,541

	$1,086,697	$840,721	$497,644	$(1,080,596)	$1,344,466

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
			(In thousands)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(9,614)	$33,438	$4,989	$—	$28,813
Cash Flows From Investing Activities:
Investments in and advances to unconsolidated affiliates	—	(1,761)	—	—	(1,761)
Capital expenditures for property, plant and equipment	—	(7,520)	(1,579)	—	(9,099)
Other, net	—	204	61	—	265

Net cash used in investing activities	—	(9,077)	(1,518)	—	(10,595)
Cash Flows From Financing Activities:
Repayments on debt, net	—	(782)	—	—	(782)
Purchases of treasury stock	(1,177)	—	—	—	(1,177)
Proceeds from stock option exercises	8,895	—	—	—	8,895
ESPP Purchases	1,896				1,896

Net cash provided by (used in) financing activities	9,614	(782)	—	—	8,832
Effect of Exchange Rate Changes on Cash	—	—	(258)	—	(258)

Net Increase in Cash	—	23,579	3,213	—	26,792
Cash at Beginning of Period	—	30,721	16,831	—	47,552

Cash at End of Period	$—	$54,300	$20,044	$—	$74,344

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
			(In thousands)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(3,303)	$17,836	$757	$—	$15,290
Cash Flows From Investing Activities:
Proceeds from sales of businesses, net of cash disposed	—	1,349	831	—	2,180
Investments in and advances to unconsolidated affiliates	—	(193)	—	—	(193)
Capital expenditures for property, plant and equipment	—	(1,565)	(4,726)	—	(6,291)
Other, net	—	2,481	35	—	2,516

Net cash used in investing activities	—	2,072	(3,860)	—	(1,788)
Cash Flows From Financing Activities:
Repayments on debt, net	—	(17,747)	(106)	—	(17,853)
Purchases of treasury stock	(1,005)	—	—	—	(1,005)
Proceeds from stock option exercises	3,380	—	—	—	3,380
ESPP Purchases	928				928

Net cash provided by (used in) financing activities	3,303	(17,747)	(106)	—	(14,550)
Effect of Exchange Rate Changes on Cash	—	—	76	—	76

Net Increase in Cash	—	2,161	(3,133)	—	(972)
Cash at Beginning of Period	—	2,620	16,610	—	19,230

Cash at End of Period	$—	$4,781	$13,477	$—	$18,258

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist you in understanding our financial condition as of March 31, 2005, and our results of operations for the three-month periods ended March 31, 2005 and 2004. This discussion should be read with our financial statements and their notes included elsewhere in this report, as well as our financial statements and their related notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

     In our annual report on Form 10-K for the year ended December 31, 2004, we identified our most critical accounting policies upon which our financial condition depends as those relating to revenue recognition including deferred revenues and charges, inventory valuation, fair value estimations for assets acquired and liabilities assumed in a business combination, impairment of long-lived assets, impairment of goodwill and intangible assets, valuation allowance for deferred tax assets, estimates related to contingent liabilities and future claims and pension liabilities.

Market Trends and Outlook

     Our business primarily depends on the level of worldwide oil and gas drilling activity, which depends on capital spending by major, independent and state-owned exploration and production companies. Those companies adjust capital spending according to their expectations for oil and gas prices, which creates cycles in drilling activity. Each of our business segments generally tracks the level of domestic and international drilling activity, but their revenues, cash flows and profitability follow the rig count at different stages within these market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count. In a declining market, customers are contractually required to purchase ordered drill pipe even if they will no longer need that pipe. This creates a situation where our customers have an inventory of excess drill pipe. Consequently, in a market with increasing activity, customers delay purchasing until they no longer have sufficient inventory to sustain current and near-term expected future activity. Drill bit demand and this segment’s earnings and cash flows have closely tracked the worldwide rig count. Within our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in North American (in particular Gulf of Mexico) offshore drilling, deep drilling and natural gas drilling rig counts, but short-term demand for Atlas Bradford products also can be affected by inventories at OCTG distributors. The TCA product line also is affected by the level of U.S. OCTG mill activity. This segment’s XL Systems product line generally follows the level of worldwide offshore drilling activity.

     For the periods below, the revenues, profitability and cash flows from each of our business segments have been impacted by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Three Months Ended
	March 31, 2005	December 31, 2004	March 31, 2004
WTI Oil(a)
Average	$49.83	$48.31	$35.33
Ending	55.40	43.45	35.76
Henry Hub Gas(b)
Average	$6.44	$6.39	$5.62
Ending	7.44	6.01	5.65
North American Rig Count(c)
Average	1,800	1,669	1,647
Ending	1,726	1,686	1,598
International Rig Count(c)
Average	876	862	797
Ending	891	869	799

(a)	Price per barrel of West Texas Intermediate (WTI) crude. Source: Bloomberg Energy/Commodity Service.

(b)	Price per MMBtu. Source: Bloomberg Energy/Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).

Future Market Trends and Expectations

     We anticipate future results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity. These perceptions depend on their views regarding the oil and natural gas prices. Commodity prices continued to strengthen during the first quarter of 2005, and this resulted in drilling activity that was slightly stronger than we originally anticipated.

     When forecasting our results for the remainder of 2005, we relied on several assumptions about the market, customers, suppliers, and we also considered the Company’s results in the first quarter of 2005. In the market, we anticipate strong drilling activity will continue. After a seasonal downturn in Canada during the second quarter, we anticipate drilling will increase to prior year levels. We anticipate the international rig count will continue to gradually increase throughout the year, and we expect the US rig count will maintain the strong levels of the first quarter. We believe price improvements are justifiable and achievable, and we will be able to modestly increase prices to our customers and also, at a minimum, sustain the results achieved in the first quarter of 2005. On March 31, 2005, total backlog was $410.7 million, up $118.7 million from December 31, 2004: this is the highest level since the company became public in April, 2000. Improved backlog and strong drilling activity should translate into increased volumes at our Drilling Products and Services segment. We anticipate continued strong revenues at our Drill Bits segment, which tend to move commensurate with the rig count. Also, our Tubular Technology and Services segment, with its strong leverage to the weak Gulf of Mexico rig count, should continue to benefit from a full year of restructurings and pricing improvements made during 2004. We expect our full year earnings to be in the range of $1.20 to $1.25 per share, excluding other charges, and we anticipate our earnings for the second quarter of 2005 to be relatively flat compared to the first quarter of 2005.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

     The following table summarizes the results of the Company:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Revenues:
Drilling Products and Services	$128,350	$69,815
Drill Bits	90,626	79,258
Tubular Technology and Services	73,120	41,521
Other	—	887

Total Revenues	292,096	191,481
Operating Income (Loss):
Drilling Products and Services	$36,261	$8,580	(a)
Drill Bits	21,622	19,285
Tubular Technology and Services	15,261	685	(b)
Other	(110)	(1,179)
Corporate	(10,843)	(6,460)

Total Operating Income	62,191	20,911

(a)	Includes other charges of $1.8 million related to our manufacturing rationalization program, which includes lease termination, severance and other exit costs in connection with the downsizing of our Drilling Products and Services Canadian operations.

(b)	Includes other charges of $0.9 million for severance costs related to the Tubular Technology and Services organizational restructuring.

     Consolidated revenues increased by $100.6 million, or 53%, in the first quarter of 2005 compared to last year’s first quarter. Consolidated operating income margins increased to 21% from 11% in last year’s first quarter. The improved margins reflect increased volumes and better pricing, primarily at our Drilling Products and Services and Tubular Technology and Services segments, and manufacturing efficiencies implemented in 2004. Additionally, our backlog (which includes deferred revenues) increased to $410.7 million at March 31, 2005 from $291.9 million at December 31, 2004.

     Other operating expenses (sales and marketing, general and administrative and research and engineering) increased $8.0 million compared to last year’s first quarter primarily due to increased sales and marketing expenses in our Drill Bits segment and increased costs related to compliance with Section 404 of the Sarbanes-Oxley Act. However, as a percentage of revenues operating expenses were reduced to 21% from 28% in last year’s first quarter, reflecting the positive effects from our restructuring programs implemented during 2004.

     Interest expense decreased by $0.5 million due to lower debt balances. Equity income from our unconsolidated affiliates increased by $2.2 million, which reflects increased earnings at Voest-Alpine partially offset by increased development spending in our IntelliServ™ joint venture. Other income decreased to $1.1 million from $2.0 million in last year’s first quarter due primarily to lower gains on asset sales.

     Our tax rate in the first quarter of 2005 was 31% compared to 38% in last year’s first quarter. The improvement was primarily attributable to increased utilization of foreign tax credits due to higher U.S. profitability and increased equity earnings at our Voest-Alpine joint venture that is recorded net of tax.

Drilling Products and Services

     Revenues for the Drilling Products and Services segment increased by 84%, to $128.4 million, compared to the last year’s first quarter of $69.8 million. Operating income increased to $36.3 million, compared to $8.6 million in last year’s first quarter and operating income margins increased to 28% from 12% for the same period. These improvements reflect a 68% increase in drill pipe footage sold and an 11% increase in average sales price per foot. In addition, this segment’s results include the benefits from the rationalization program implemented at the beginning of 2004 that streamlined manufacturing processes and reduced costs. Backlog for this segment increased to $274.7 million compared to $210.0 million at year-end 2004.

Drill Bits

     Revenues for the Drill Bits segment increased by 14%, to $90.6 million, compared to the last year’s first quarter revenues of $79.3 million. This improvement primarily reflects drilling activity increases of 14% in the U.S. rig count and 10% internationally. Year-over-year operating income margins remained relatively flat at 24%.

Tubular Technology and Services

     Revenues for the Tubular Technology and Services segment increased by 76%, to $73.1 million, compared to last year’s first quarter of $41.5 million. Operating income margins increased to 21% from 2% in last year’s first quarter. All product lines within this segment improved due to better pricing and increased volumes and the 14% increase in the U.S. rig count. TCA pricing has been particularly strong reflecting strong mill activity. Additionally, this segment’s results reflect the benefit of cost cutting initiatives implemented during 2004.

Corporate

     Corporate expenses for the first quarter of 2005 were $10.8 million compared to $6.5 million in last year’s first quarter. This increase was primarily due to higher incentive expenses and costs related to compliance with Section 404 of the Sarbanes-Oxley Act (which totaled $2.1 million) during the first quarter of 2005.

Liquidity and Capital Resources

Overview

     At March 31, 2005, we had cash of $74.3 million, working capital of $453.0 million and unused borrowing availability of $175.0 million under our revolving credit facility, compared to cash of $47.6 million, working capital of $401.3 million and unused borrowing availability of $168.0 million at December 31, 2004.

     The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Net Cash Provided by Operating Activities	$28,813	$15,290
Net Cash Used in Investing Activities	(10,595)	(1,788)
Net Cash Provided by (Used in) Financing Activities	8,832	(14,550)

Operating Activities

     Net cash flows provided by operating activities increased by $13.5 million for the three-month period ended March 31, 2005 compared to the same period in 2004. Cash flows before changes in operating assets and liabilities increased by $31.2 million reflecting the $29.5 million increase in net income, which was partially offset by a use of cash of $17.7 million, primarily due to increased inventories and account receivables to support the increased business activity in 2005.

Investing Activities

     Net cash used in investing activities increased by $8.8 million for the three-month period ended March 31, 2005 compared to the same period in 2004. This increase was primarily attributable to higher capital expenditures and lower proceeds from the sale of assets in 2005 as compared to 2004.

Financing Activities

     Net cash provided by financing activities increased $23.4 million for the three-month period ended March 31, 2005 compared to the same period in 2004. This change primarily reflects decreased repayments of borrowing and increased proceeds from stock options exercised in 2005 as compared to 2004. As of March 31, 2005, there were no borrowings outstanding under the revolver or term loan portions of our senior credit facility.

   Capital Expenditures

     Our capital expenditures for property, plant and equipment totaled $9.1 million and $6.3 million for the three-month periods ended March 31, 2005 and 2004, respectively. We currently expect to expend approximately $40 million for capital expenditures for property, plant and equipment during 2005. Much of this spending will be related to normal maintenance capital, efficiency enhancements and the introduction of a heavyweight drill pipe line in our facility in China.

   Senior Credit Facility and Other Long-Term Debt

     Our debt balances are primarily comprised of: (1) our 9 5/8% Senior Notes due 2007 and (2) our 9% Senior Notes due 2009.

     As of March 31, 2005, we did not have any outstanding borrowings under our $190 million Senior Credit Facility (Senior Credit Facility) and $9.3 million of revolver availability had been reserved to support outstanding letters of credit. As of March 31, 2005, we were in compliance with the various covenants under the Senior Credit Facility and the 9 5/8% and 9% Senior Notes agreements.

     Currently, required principal and interest payments for our outstanding debt are approximately $42.1 million for the remainder of 2005. We currently expect to satisfy all capital expenditures and debt service requirements during 2005 from operating cash flows, with any shortfall utilizing existing cash balances and the revolver portion of our Senior Credit Facility.

     Based on our current projected capital expenditures, required principal and interest payments, operating cash flows, existing cash balances and estimated availability under the Senior Credit Facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during such period. Acquisitions and expansions will be financed from cash flows from operations, borrowings under our Senior Credit Facility, or through the issuance of additional debt and equity financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount and form of issue dependent on the prevailing market and general economic conditions.

Other Commitments

     During 2004, our supply agreement with Voest-Alpine was amended. The amended agreement provided for a reduced minimum annual purchase commitment through July 31, 2007, effective April 1, 2004. The amendment also provides for a surcharge provision under which actual costs of key raw materials in the green pipe production process will be indexed to the April 2003 base cost and surcharges per ton assessed accordingly for the difference. These surcharges were phased in during 2004 and are in place beginning in 2005. Although we are not contractually obligated to purchase an annual minimum quantity, the contract does include a penalty when purchases fall below a minimum level calculated using a two-year average. The maximum annual penalty due under the contract would be approximately 1.9 million Euros annually. We currently believe we will meet our contractual commitments for 2005 without incurring unnecessary penalties or material unnecessary inventory positions.

     In connection with our spinoff from Weatherford in April 2000, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed for at least a three-year period from April 2000, which was extended to March 2005, to purchase at least 70% of its requirements for certain products from us. In return, we agreed to sell those products at prices not greater than the price that we sell to similarly situated customers, and, as partial consideration for amounts due to Weatherford at that time, we provided Weatherford a $30.0 million credit towards 20% of the purchase price of those products. At March 31, 2005, the remaining credit balance was $2.8 million and was included in “Other Accrued Liabilities” in the Consolidated Balance Sheets. We expect that these credits will be fully utilized by the end of the year.

Recent Accounting Pronouncements

     See Note 16 to the Notes to Consolidated Financial Statements.

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

     For the three-month period ended March 31, 2005, we have derived approximately 36% of our total revenues from our facilities outside the U.S. In addition, a large part of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the U.S., including Mexico, Italy, United Kingdom, China, Indonesia and Singapore. Our operations in certain international locations are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

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

     We manufacture and sell drill pipe locally through our Chinese operations. As is customary in this country, our Chinese operations may settle receivables and payables through bearer bonds and notes. At March 31, 2005, we were holding $1.4 million of such notes. To date, our Chinese operations have not experienced significant losses as a result of such practice; however, there can be no assurance that such losses could not occur in the future. Any such losses could have a materially adverse affect on our results of operations in the period in which they occur.

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

Off-Balance Sheet Financing

     As of March 31, 2005, we did not have any off-balance sheet hedging, financing arrangements or contracts except for those associated with our investments in two companies that are not consolidated in our financial statements: Voest-Alpine and Intelliserve.

ITEM 3. Quantitative and Qualitative Market Risk Disclosures

Foreign Currency Risk

     The functional currency for the majority of our international operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. The functional currency of our Canadian, Venezuelan and Chinese operations is the local currency. Adjustments resulting from the translation of the local functional currency financial statements to the U.S dollar, which is based on current exchange rates, are included in stockholders’ equity in the current period. In addition, our long-term supply contract with Voest-Alpine is denominated in Euros. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency transaction gains (losses) for the three-month periods ended March 31, 2005 and 2004 were $0 million and ($0.7 million), respectively.

Interest Rates

     As of March 31, 2005, our long-term borrowings at variable rates were paid off, therefore, we were not exposed to the risk of cash flow variability due to increased or decreased interest expense in the event of changes in short-term interest rates. However, our fixed rate Senior Notes outstanding at March 31, 2005 subject us to risks related to changes in the fair value of the debt and exposes us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $7.5 million to $8.0 million.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of March 31, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report (March 31, 2005), our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Update on Internal Control Over Financial Reporting

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, it used the framework entitled “Internal Control — Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation of the COSO framework applied to Grant Prideco’s internal control over financial reporting, and the identification of a material weakness related to revenue recognition controls over documentation of delivery terms requested by the customer and customer notification necessary to record revenue prior to customer possession of the product, management concluded that Grant Prideco did not maintain effective internal control over financial reporting as of December 31, 2004.

     In order to address the material weakness identified as of December 31, 2004, management implemented corrective measures during the first quarter of 2005 including: 1) requiring a checklist to be completed prior to revenue recognition to ensure that documentation of delivery terms requested by the customer and customer notification necessary to record revenue prior to customer possession of the product is complete and accurate, 2) initiating processes and procedures to better document the terms of sales transactions including transaction review and monitoring activities and 3) reviewing all bill and hold sales transactions during the quarter to ensure that they meet the criteria for revenue recognition. We believe the corrective actions described above will provide sufficient controls to remedy the identified material weakness related to revenue recognition, and will improve both our disclosure controls and procedures and internal control over financial reporting. However, these controls have not been tested as extensively as required for the annual evaluation under Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, there may be some additional control procedures implemented in the future to further strengthen the controls over financial reporting.

PART II

ITEM 6. Exhibits

(a) Exhibits -

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.
By: /s/ MATTHEW D. FITZGERALD

Matthew D. Fitzgerald
Sr. Vice President and Chief Financial Officer

By: /s/ GREG L. BOANE

Greg L. Boane
Corporate Controller and Principal Accounting Officer

Date: May 10, 2005

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification