Form 10-Q
period 2005-06-30
GRANT PRIDECO INC
filed 2005-08-09
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
     Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 2, 2005

Common Stock, par value $0.01 per share	127,064,482

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GRANT PRIDECO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
		(Restated)		(Restated)
Revenues	$316,947	$224,666	$609,043	$416,147
Operating Expenses:
Cost of sales	180,277	136,229	348,193	250,121
Sales and marketing	34,654	30,718	66,358	59,858
General and administrative	24,554	19,985	49,076	39,437
Research and engineering	6,189	4,969	11,952	10,321
Other charges	—	2,498	—	5,232

	245,674	194,399	475,579	364,969

Operating Income	71,273	30,267	133,464	51,178
Interest Expense	(9,230)	(10,495)	(19,240)	(20,990)
Other Income, Net	3,456	333	4,593	2,358
Equity Income (Loss) in Unconsolidated Affiliates	7,637	(481)	10,024	(287)
Refinancing Charges	(35,432)	—	(35,432)	—

Income From Continuing Operations Before Income Taxes and Minority Interests	37,704	19,624	93,409	32,259
Income Tax Provision	(9,232)	(6,058)	(26,295)	(10,869)

Income from Continuing Operations Before Minority Interests	28,472	13,566	67,114	21,390
Minority Interests	(2,644)	(1,521)	(4,620)	(2,781)

Income from Continuing Operations	25,828	12,045	62,494	18,609
Loss from Discontinued Operations, Net of Tax	—	(9,885)	—	(9,243)

Net Income	$25,828	$2,160	$62,494	$9,366

Basic Net Income Per Share:
Income from continuing operations	$0.21	$0.10	$0.50	$0.15
Loss from discontinued operations	—	(0.08)	—	(0.07)

Net income	$0.21	$0.02	$0.50	$0.08

Basic weighted average shares outstanding	125,858	122,767	125,546	122,405

Diluted Net Income Per Share:
Income from continuing operations	$0.20	$0.10	$0.48	$0.15
Loss from discontinued operations	—	(0.08)	—	(0.07)

Net income	$0.20	$0.02	$0.48	$0.08

Diluted weighted average shares outstanding	129,310	125,383	128,899	124,863
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash	$23,550	$47,552
Restricted cash	1,163	231
Accounts receivable, net of allowance for uncollectible accounts of $9,260 and $8,024 for 2005 and 2004, respectively	196,956	202,084
Inventories	332,642	288,820
Deferred charges	17,966	17,204
Current deferred tax assets	38,413	26,473
Prepaid expenses	14,868	12,033
Other current assets	1,450	2,370

	627,008	596,767
Property, Plant and Equipment, Net	235,563	244,305
Goodwill	396,680	393,993
Intangible Assets, Net	41,938	43,807
Investments In and Advances to Unconsolidated Affiliates	57,542	49,159
Other Assets	10,004	16,435

	$1,368,735	$1,344,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$4,098	$4,181
Accounts payable	84,644	71,741
Accrued labor and benefits	45,423	53,060
Deferred revenues	24,196	21,413
Federal income taxes payable	21,608	8,144
Current deferred tax liabilities	2,390	3,108
Other accrued liabilities	25,318	33,854

	207,677	195,501
Long-Term Debt	296,124	377,773
Deferred Tax Liabilities	49,605	36,433
Other Long-Term Liabilities	14,369	13,224
Commitments and Contingencies	—	—
Minority Interests	16,310	15,994
Stockholders’ Equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	1,265	1,245
Capital in excess of par value	559,746	530,687
Unearned compensation	(10,169)	(8,300)
Retained earnings	254,783	192,289
Accumulated other comprehensive loss	(16,767)	(12,291)
Treasury stock, at cost	(15,570)	(8,483)
Deferred compensation obligation	11,362	10,394

	784,650	705,541

	$1,368,735	$1,344,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
		(Restated)
Cash Flows From Operating Activities:
Net income	$62,494	$9,366
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	—	11,446
Gain on sale of businesses, net	—	(774)
Depreciation and amortization	22,206	21,761
Non-cash portion of other charges	—	2,447
Refinancing charges	30,180	—
Bad debt expense	1,802	1,684
Deferred income tax	(8,696)	5,464
Equity income in unconsolidated affiliates, net of dividends	2,017	5,051
Stock-based compensation expense	4,631	2,014
Deferred compensation expense	1,608	1,033
Minority interests in consolidated subsidiaries, net of dividends	997	2,661
Loss (gain) on sale of assets, net	992	(2,621)
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(2,776)	5,246
Inventories	(44,485)	(15,784)
Deferred charges	(762)	(23,375)
Accounts payable	10,744	(14)
Deferred revenues	2,783	28,626
Federal income tax payable	19,354	(5,290)
Other accrued liabilities	(20,976)	(1,885)
Other, net	7,101	146

Net cash provided by operating activities	89,214	47,202
Cash Flows From Investing Activities:
Acquisition of business	—	(17,312)
Proceeds from sales of businesses, net of cash disposed	—	2,180
Proceeds from sale of discontinued operations, net of cash disposed	—	20,159
Capital expenditures for property, plant and equipment	(13,963)	(20,733)
Other, net	(1,768)	1,729

Net cash used in investing activities	(15,731)	(13,977)
Cash Flows From Financing Activities:
Borrowings on credit facility, net	119,000	(22,892)
Repayments on debt, net	(204,893)	(4,666)
Debt redemption make-whole premium	(25,356)	—
Debt issuance costs	(2,432)	—
Proceeds from stock option exercises	17,013	9,984
Other, net	(509)	(617)

Net cash used in financing activities	(97,177)	(18,191)
Effect of Exchange Rate Changes on Cash	(308)	134

Net (Decrease) Increase in Cash	(24,002)	15,168
Cash at Beginning of Period	47,552	19,230

Cash at End of Period	$23,550	$34,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. General
Basis of Presentation
     The accompanying condensed consolidated financial statements of Grant Prideco, Inc. (the “Company” or “Grant Prideco”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions between Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     As a result of the Company’s testing of internal controls as of December 31, 2004 in connection with Sarbanes-Oxley Section 404 requirements, the Company reported a material weakness in its revenue recognition practices. The material weakness relates to inadequate documentation supporting the Company’s revenue recognition procedures at its Drilling Products and Services and Tubular Technology and Services segments. As a result of the material weakness, the Company tested revenue transactions and determined that while title and risk of loss had transferred to the customer, in certain instances the supporting documentation did not meet all of the requirements to recognize revenue prior to the products being in the physical possession of the customer. Therefore, the revenue and profits from these transactions were required to be deferred until the period in which the customer takes physical possession. The first three quarters of 2004 were restated to properly reflect these deferred revenue transactions. The impact of this restatement on the three- and six-month periods ended June 30, 2004 was revenue was decreased by $0.5 million and $28.6 million, operating income was decreased by $0.2 million and $5.4 million, net income from continuing operations was decreased by $0.1 million and $3.5 million and basic and diluted net income per share were decreased by $0.00 and $0.03, respectively. All sales transactions that did not meet all of the requirements to recognize revenue prior to the products being in the physical possession of the customer have been recorded as deferred revenues and the related inventory costs are recorded as deferred charges in the accompanying Condensed Consolidated Balance Sheets.
     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2005 classifications. These reclassifications have no impact on net income. During the second quarter of 2004, the Company completed the sale of its Texas Arai division. Accordingly, 2004 results of operations of Texas Arai have been reclassified as discontinued operations. See Note 14 for further details.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying financial statements include reserves for inventory obsolescence, restructuring, self-insurance, valuation of goodwill and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities and purchase accounting allocations. Actual results could differ from those estimates.

2. Stock-Based Compensation
Pro Forma Stock Option Compensation Expense
     The Company has elected to account for its stock–based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, as allowed under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock–Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option at the time of grant is equal to or greater than the market price of the Company’s common stock. Reported net income does include compensation expense associated with restricted stock awards and accelerated vesting of certain stock option awards.
     Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the Company’s incentive compensation plans, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
		(Restated)		(Restated)
Net Income As Reported	$25,828	$2,160	$62,494	$9,366
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,840	2,214	3,362	3,128
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,088)	(3,477)	(5,652)	(5,574)

Pro Forma Net Income	$24,580	$897	$60,204	$6,920

Net Income Per Share:
Basic as reported	$0.21	$0.02	$0.50	$0.08
Basic pro forma	0.20	0.01	0.48	0.06
Diluted as reported	0.20	0.02	0.48	0.08
Diluted pro forma	0.19	0.01	0.47	0.06
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
Restricted Stock
     In the first quarter of 2005, the Company awarded 195,000 shares of restricted stock to officers and other key employees under the Company’s 2000 Employee Stock Option and Restricted Stock Plan. The restricted shares vest on the ninth anniversary of the date of grant, however there is an accelerated vesting schedule based on the achievement of certain predetermined performance metrics. Beginning with the third anniversary date of the grant through the eighth anniversary date, the performance metrics are evaluated annually and early vesting will occur for meeting the performance goals. Restricted shares are subject to certain restrictions on ownership and transferability when granted. These terms are equivalent to the 2004 restricted stock award, disclosed in Grant Prideco’s Annual Report on Form 10-K, except there is no tax gross up bonus component for the 2005 awards.
     Treasury stock outstanding increased at June 30, 2005 due to the vesting of certain restricted shares for which shares were given back to the Company as reimbursement for the related employee tax liability paid by the Company totaling $5.2 million.

3. Comprehensive Income
     Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
		(Restated)		(Restated)
Net Income	$25,828	$2,160	$62,494	$9,366
Foreign Currency Translation Adjustments	(3,705)	(3,465)	(4,476)	(2,769)

Total Comprehensive Income (Loss)	$22,123	$(1,305)	$58,018	$6,597

4. Inventories
     Inventories by category are as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
Raw Materials, Components and Supplies	$141,834	$104,543
Work in Process	79,702	59,308
Finished Goods	111,106	124,969

	$332,642	$288,820

5. Property, Plant and Equipment
     Net property, plant and equipment consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Land	$21,522	$21,521
Buildings and Improvements	84,035	78,557
Machinery and Equipment	271,594	269,517
Furniture and Fixtures	32,706	29,058
Construction in Progress	11,613	19,655

	421,470	418,308
Less: Accumulated Depreciation	(185,907)	(174,003)

	$235,563	$244,305

6. Other Charges
     Results for the three- and six-month periods ended June 30, 2004 include other charges of $2.5 million ($1.7 million net of tax) and $5.2 million ($3.4 million net of tax), respectively. These charges include $2.0 million due to lease termination, severance and other exit costs related to the Drilling Products Rationalization Program and $3.2 million of severance costs related to the Tubular Technology and Services organizational restructuring, which were fully utilized by June 2005.

7. Debt Restructuring
New Credit Facility
     On May 17, 2005, the Company entered into a new five-year $350 million revolving senior credit facility with a syndicate of financial institutions (New Credit Facility). This New Credit Facility replaced the Company’s previous $190 million revolving credit facility and provides for aggregate borrowings of up to $350 million, including up to $25 million of U.K. borrowings. The U.K. portion of the New Credit Facility was not available as of June 30, 2005. In addition, the Company has a one-time option to increase aggregate U.S. borrowing availability by an additional $50 million, subject to syndication.
     The U.S. portion of the New Credit Facility is guaranteed by the Company, certain foreign subsidiaries and its U.S. subsidiaries and is secured by substantially all of the Company’s and its subsidiaries’ U.S. assets, including U.S. inventories, equipment, receivables, owned real property and 65% of the stock of certain foreign subsidiaries. The U.K. portion of the New Credit Facility is guaranteed by the Company and all of its U.S. subsidiaries and is secured by substantially all of the Company’s and its subsidiaries’ U.K. assets.
     The terms of the New Credit Facility provide for financial covenants that include maintenance at all times of a maximum total debt to book capitalization ratio not to exceed 50%, and maintenance on a rolling four quarter basis of a minimum interest coverage ratio (EBITDA/interest expense) of not less than 2.50 to 1.00. At June 30, 2005, the Company was in compliance with the various covenants under the New Credit Facility.
     Amounts outstanding under the U.S. portion of the New Credit Facility accrue interest, at the Company’s option, at either the base rate or Eurocurrency rate plus, in each case, an applicable margin. The base rate is a fluctuating interest rate based upon the higher of (a) the Wells Fargo prime rate or (b) the Federal Funds rate plus 0.50%; the Eurocurrency rate is a fluctuating interest rate based upon the British Banking Association LIBOR. The applicable margin ranges from 0.00% to 1.00% for the base rate and from 1.00% to 2.00% for the Eurocurrency rate, and the unused portion of the revolver is subject to a commitment fee ranging from 0.20% to 0.50%. Each of these ranges are based upon the Company’s total debt to book capitalization ratio. Amounts outstanding under the U.K. portion accrue interest based upon the base rate as determined by HSBC Bank, plus a margin ranging from 0.00% to 1.00%. The U.S. portion of the New Credit Facility also provides the Company with availability for stand-by letters of credit.
     As of June 30, 2005, the Company had borrowed $119.0 million under the New Credit Facility and $11.6 million had been used to support stand-by letters of credit. The borrowings under the New Credit Facility are recorded as “Long-Term Debt” in the accompanying Condensed Consolidated Balance Sheets as the Company has the ability under the credit agreements and the intent to maintain these obligations for longer than one year.
     Debt fees capitalized in connection with the New Credit Facility were $2.4 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheets. Unamortized loan costs of $2.3 million related to the Company’s previous credit facility were written off in the second quarter of 2005 and are included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations.
Redemption of 9 5/8% Senior Notes
     Contemporaneously with entry into the New Credit Facility, the Company announced the call of its $200 million principal amount of 9 5/8% Senior Notes due 2007 (9 5/8% Senior Notes). The 9 5/8% Senior Notes were redeemed, in accordance with the indenture governing the 9 5/8% Senior Notes, for face value plus accrued and unpaid interest and a make-whole premium. The make-whole premium was calculated by discounting future interest and principal of the notes at a rate equal to the applicable Treasury Yield plus 50 basis points. Such redemption was completed on June 17, 2005 and was funded utilizing a combination of excess cash and borrowings under the New Credit Facility. The total cash paid in connection with the redemption was $226.2 million as of June 30, 2005. In the second quarter of 2005, the Company recorded refinancing charges of approximately $27.9 million, representing $25.4 million for the make-whole premium and $2.5 million for the write-off of the remaining unamortized debt costs and discount on the 9 5/8% Senior Notes, which is included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations.
Treasury Rate Locks
     In April 2005, the Company entered into two Treasury rate lock agreements with an aggregate notional principal amount of $150.0 million whereby the Company locked in U.S. Treasury rates relating to an anticipated debt securities issuance. These Treasury rate locks were initially designated as cash-flow hedges of the forecasted semi-annual interest payments associated with an anticipated debt issuance. In the second quarter of 2005, the Treasury rate locks matured and a loss of $5.2 million was recorded, which is included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations, as the Company changed the terms and type of debt related to the anticipated offering.
8. Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. The computation of diluted earnings per share for the three- and six-month periods ended June 30, 2005 did not exclude common stock equivalent shares because the average market price of the common stock for the applicable period was greater than exercise prices. For the three- and six-month periods ended June 30, 2004, the diluted earnings per share computation excluded options to purchase 3.9 million and 4.0 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period.
9. Goodwill and Other Intangible Assets
     The carrying amount of goodwill by reporting unit is as follows:

	Drilling		Tubular
	Products and		Technology
	Services	Drill Bits	and Services	Total
	(In thousands)
Balance, December 31, 2004	$130,127	$166,733	$97,133	$393,993
Translation and Other Adjustments	(35)	2,722	—	2,687

Balance, June 30, 2005	$130,092	$169,455	$97,133	$396,680

     The Drill Bits reporting unit includes a goodwill adjustment of $2.6 million related to a change in estimate of the tax basis of assets at its U.K. subsidiary.
     Intangible assets of $41.9 million and $43.8 million, net of accumulated amortization of $12.4 million and $10.3 million, as of June 30, 2005 and December 31, 2004, respectively, are recorded at cost and are amortized on a straight-line basis. The Company’s intangible assets primarily consist of patents, technology licenses, customer relationships, trademarks and covenants not to compete that are amortized over the definitive terms of the related agreement or the Company’s estimate of their useful lives if there are no definitive terms. The following table shows the Company’s intangible assets by asset category:

	June 30, 2005			December 31, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
			(In thousands)
Patents	$43,585	$(7,562)	$36,023	$43,380	$(5,908)	$37,472
Technology Licenses	1,438	(529)	909	1,438	(498)	940
Customer Relationships	4,600	(457)	4,143	4,600	(335)	4,265
Trademarks	1,610	(934)	676	1,610	(815)	795
Covenants Not To Compete	3,125	(2,938)	187	3,125	(2,790)	335

	$54,358	$(12,420)	$41,938	$54,153	$(10,346)	$43,807

     Amortization expense related to intangible assets for the six-month periods ended June 30, 2005 and 2004 was $2.1 million and $2.2 million, respectively, and was recorded in “General and Administrative” and “Research and Engineering” expenses in the Condensed Consolidated Statements of Operations. Amortization expense related to existing intangible assets for the remainder of 2005 is estimated to be $2.3 million and for each of the years 2006 through 2010 is estimated to be approximately $3.9 million, $3.6 million, $3.2 million, $3.0 million and $2.9 million, respectively.

10. Restricted Cash
     At June 30, 2005 the Company had $1.2 million of restricted cash. The restricted cash relates to the Company’s 60% interest in Tianjin Grant Prideco and is subject to dividend and distribution restrictions; however, such cash is available to fund the local operations in China.
11. Segment Information
Business Segments
     The Company operates through three primary business segments: Drilling Products and Services, Drill Bits and Tubular Technology and Services. The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The Drill Bits segment designs, manufactures and distributes fixed-cutter and roller-cone drill bits. The Company’s Tubular Technology and Services segment designs, manufactures and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company also has an Other segment that included the Company’s industrial drill pipe operations and its construction casing and water well operations. The Company exited these product lines during 2003 and as of December 31, 2004, the Other segment had liquidated the remaining industrial product inventories. Currently, this segment’s only remaining activity are costs associated with the Company’s POS-GRIP technology for subsea applications. Included in Corporate are general corporate expenses.

	Drilling		Tubular
	Products and		Technology
	Services	Drill Bits	and Services	Other	Corporate	Total
	(In thousands)
Three Months Ended:
June 30, 2005
Revenues from Unaffiliated Customers	$144,356	$93,089	$79,502	$—	$—	$316,947
Operating Income (Loss)	43,070	20,568	19,225	(110)	(11,480)	71,273
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests	51,841	20,489	19,161	(110)	(53,677)	37,704
June 30, 2004 (Restated)
Revenues from Unaffiliated Customers	$90,272	$76,585	$56,936	$873	$—	$224,666
Operating Income (Loss)	19,326	16,686	2,298	(528)	(7,515)	30,267
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests	18,959	14,474	2,433	(520)	(15,722)	19,624

	Drilling		Tubular
	Products and		Technology
	Services	Drill Bits	and Services	Other	Corporate	Total
	(In thousands)
Six Months Ended:
June 30, 2005
Revenues from Unaffiliated Customers	$272,706	$183,715	$152,622	$—	$—	$609,043
Operating Income (Loss)	79,331	42,190	34,486	(220)	(22,323)	133,464
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests	91,044	39,640	33,605	(220)	(70,660)	93,409
June 30, 2004 (Restated)
Revenues from Unaffiliated Customers	$160,087	$155,843	$98,457	$1,760	$—	$416,147
Operating Income (Loss)	27,906	35,971	2,983	(1,707)	(13,975)	51,178
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests	29,001	31,755	3,688	(1,633)	(30,552)	32,259

12. Acquisition
     On June 21, 2004, the Company acquired the polycrystalline diamond compact (PDC) manufacturing business of Novatek International, Inc. for $17.3 million in cash plus a non-interest bearing note payable of $4.2 million, with $3.0 million due June 2005 and $1.2 million due June 2006. The PDC manufacturing business results of operations are included in the Company’s Drill Bits segment from the date of acquisition.
13. Dispositions
     On March 4, 2004, the Company sold its Plexus Ocean Systems (POS) rental wellhead business for $1.3 million in net cash. The POS operations were included in the Company’s Other segment. The Company recognized a pre-tax loss of $0.1 million on the sale, which was recorded in the accompanying Condensed Consolidated Statements of Operations in “Other Income, Net”. Revenues and operating loss related to POS for the three- and six- month periods ended June 30, 2004 were not material.
     On September 2, 2003, the Company sold Rotator AS for $14.3 million in cash, which included a post-closing working capital adjustment of $0.8 million that was recorded in the first quarter of 2004 and is in the accompanying Condensed Consolidated Statements of Operations in “Other Income, Net”.
14. Discontinued Operations
     On April 23, 2004, the Company sold the assets and business of its Texas Arai division for approximately $20.2 million in cash, subject to final working capital adjustments, and recognized a loss on sale of approximately $11.4 million, $10.1 million net of tax, which primarily related to the goodwill allocated to this operation. Texas Arai was previously included in the Company’s Tubular Technology and Services segment. Summarized financial information for the discontinued operations of Texas Arai included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
	(In thousands)
Revenues	$2,594	$12,833

Income Before Income Taxes	358	1,346
Income Tax Provision	(125)	(471)

Income from Operations, Net of Tax	233	875
Loss on Disposal, Net of Tax	(10,118)	(10,118)

	$(9,885)	$(9,243)

     Intercompany sales and profit related to Texas Arai, which were eliminated from the summarized information above, were not material for the periods presented.

15. Pension Plans
U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s Reed Hourly Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Service Cost	$122	$72	$196	$168
Interest Cost	237	134	380	348
Expected Return on Plan Assets	(193)	(106)	(310)	(247)
Administration Expenses	55	10	88	23

Net Periodic Benefit Cost	$221	$110	$354	$292

     Estimated contributions for 2005 are expected to be $1.1 million, of which $0.5 million has been paid as of June 30, 2005.
Non-U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s UK Hycalog Retirement Death Benefit Scheme:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Interest Cost	$250	$420	$494	$420
Expected Return on Plan Assets	(250)	(451)	(513)	(451)
Amortization of Gain (Loss)	(56)	47	19	47
Administration Expenses	136	203	136	203

Net Periodic Benefit Cost	$80	$219	$136	$219

     The Company does not expect to make any contributions in 2005 related to this plan.
16. Investments in Unconsolidated Affiliates
     The Company’s 50.01% owned joint venture, Voest-Alpine Tubulars (VAT), is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. Summarized financial information for VAT is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Net Sales	$135,017	$74,942	$237,244	$138,034
Gross Profit	34,519	5,968	51,196	11,012
Net Income	20,369	2,223	28,736	3,072
Company’s Equity Income	9,450	1,071	13,765	1,593
Dividends Received	12,041	4,764	12,041	4,764
     The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on VAT sales to the Company.

17. Recent Accounting Pronouncements
     In December 2004, the FASB issued the revised SFAS No. 123, “Share-Based Payment” (SFAS No. 123R), which addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first interim period of the fiscal year beginning after June 15, 2005 (January 1, 2006 for the Company). This Statement applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS No. 123.
     The Company expects that upon the adoption of SFAS No. 123R, the Company will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of SFAS No. 123R, the Company’s financial statements for periods prior to the effective date of the Statement will not be restated. The impact of this Statement on the Company’s financial statements or its results of operations in 2006 and beyond will depend upon various factors, including the Company’s future compensation strategy. The Company expects that the effect of applying this Statement on the Company’s results of operations in 2006 as it relates to existing option plans would not be materially different from the SFAS No. 123 pro forma effect previously reported.
     The American Jobs Creation Act of 2004 (the “Act”) enacted on October 22, 2004 provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated foreign earnings. To qualify for the deduction, certain criteria in the Act must be satisfied. The Company evaluated these provisions and determined it will not repatriate foreign earnings under the repatriation provisions of the Act.
18. Subsequent Events
     In July 2005, the Company issued $200 million of 6 1/8% Senior Notes due 2015 (6 1/8% Senior Notes) at par and commenced a cash tender offer and consent solicitation to purchase any and all of its outstanding $175 million 9% Senior Notes due 2009 (9% Senior Notes). Proceeds from the 6 1/8% Senior Notes were used to finance the cash tender offer of the 9% Senior Notes and also repay a portion of the outstanding borrowings under the Company’s New Credit Facility drawn to fund the redemption of the Company’s 9 5/8% Senior Notes, which were retired on June 17, 2005. As of August 8, 2005, tenders and consents were received from holders totaling $174.9 million. The Company expects to incur total refinancing charges of approximately $22 million in the third quarter of 2005 for the early retirement of these 9% Senior Notes. Once these transactions are finalized, the Company will have completed its current debt restructuring program.
     In July 2005, the Company acquired substantially all of the assets of Corion Diamond Products, Ltd. (Corion), a coring business headquartered in Nisku, Alberta, for approximately $17 million in cash with up to an additional $9.5 million payable upon achieving certain performance benchmarks. Corion’s flagship product is the Corion Express, which allows an operator to drill and core without tripping the drill string, providing substantial operational savings compared with conventional coring techniques.

19. Subsidiary Guarantor Financial Information
     The following unaudited condensed consolidating statements of operations for the three and six-month periods ended June 30, 2005 and 2004, condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004, and condensed consolidating statements of cash flows for the six-month periods ended June 30, 2005 and 2004 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 9% Senior Notes are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$207,782	$109,165	$—	$316,947
Operating Expenses:
Cost of sales	—	124,301	55,976	—	180,277
Selling, general and administrative	—	46,784	18,613	—	65,397
Other charges	—	—	—	—

	—	171,085	74,589	—	245,674

Operating Income	—	36,697	34,576	—	71,273
Interest Expense	(8,798)	(254)	(178)	—	(9,230)
Other Income (Expense), Net	—	(238)	3,694	—	3,456
Equity (Loss) Income in Unconsolidated Affiliates	—	7,637	—	—	7,637
Refinance Charges	(27,887)	(7,545)	—	—	(35,432)
Equity in Subsidiaries, Net of Taxes	52,425	—	—	(52,425)	—

Income Before Income Taxes and Minority Interest	15,740	36,297	38,092	(52,425)	37,704
Income Tax (Provision) Benefit	10,088	(9,489)	(9,831)	—	(9,232)

Income Before Minority Interests	25,828	26,808	28,261	(52,425)	28,472
Minority Interests	—	—	(2,644)	—	(2,644)

Net Income	$25,828	$26,808	$25,617	$(52,425)	$25,828

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2004
(Unaudited)
(Restated)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$159,053	$65,613	$—	$224,666
Operating Expenses:
Cost of sales	—	100,523	35,706	—	136,229
Selling, general and administrative	—	38,648	17,024	—	55,672
Other charges	—	2,289	209	—	2,498

	—	141,460	52,939	—	194,399

Operating Income	—	17,593	12,674	—	30,267
Interest Expense	(8,816)	(1,504)	(175)	—	(10,495)
Other Income (Expense), Net	—	1,003	(670)	—	333
Equity Loss in Unconsolidated Affiliates	—	(481)	—	—	(481)
Equity in Subsidiaries, Net of Taxes	8,309	—	—	(8,309)	—

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interest	(507)	16,611	11,829	(8,309)	19,624
Income Tax (Provision) Benefit	2,667	(4,769)	(3,956)	—	(6,058)

Income From Continuing Operations Before Minority Interests	2,160	11,842	7,873	(8,309)	13,566
Minority Interests	—	—	(1,521)	—	(1,521)

Income From Continuing Operations	2,160	11,842	6,352	(8,309)	12,045
Loss From Discontinued Operations, Net of Tax	—	(9,885)	—	—	(9,885)

Net Income	$2,160	$1,957	$6,352	$(8,309)	$2,160

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$396,446	$212,597	$—	$609,043
Operating Expenses:
Cost of sales	—	238,855	109,338	—	348,193
Selling, general and administrative	—	89,824	37,562	—	127,386

	—	328,679	146,900	—	475,579

Operating Income	—	67,767	65,697	—	133,464
Interest Expense	(17,988)	(1,052)	(200)	—	(19,240)
Other Income, Net	—	1,786	2,807	—	4,593
Equity Income in Unconsolidated Affiliates	—	10,024	—	—	10,024
Refinance Charges	(27,887)	(7,545)	—	—	(35,432)
Equity in Subsidiaries, Net of Taxes	95,432	—	—	(95,432)	—

Income Before Income Taxes and Minority Interest	49,557	70,980	68,304	(95,432)	93,409
Income Tax (Provision) Benefit	12,937	(20,052)	(19,180)	—	(26,295)

Income Before Minority Interests	62,494	50,928	49,124	(95,432)	67,114
Minority Interests	—	—	(4,620)	—	(4,620)

Net Income	$62,494	$50,928	$44,504	$(95,432)	$62,494

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2004
(Unaudited)
(Restated)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$273,541	$142,606	$—	$416,147
Operating Expenses:
Cost of sales	—	174,567	75,554	—	250,121
Selling, general and administrative	—	75,089	34,527	—	109,616
Other charges	—	3,207	2,025	—	5,232

	—	252,863	112,106	—	364,969

Operating Income	—	20,678	30,500	—	51,178
Interest Expense	(18,006)	(2,676)	(308)	—	(20,990)
Other Income (Expense), Net	—	5,247	(2,889)	—	2,358
Equity Loss in Unconsolidated Affiliates	—	(287)	—	—	(287)
Equity in Subsidiaries, Net of Taxes	21,250	—	—	(21,250)	—

Income From Continuing Operations Before Income Taxes and Minority Interest	3,244	22,962	27,303	(21,250)	32,259
Income Tax (Provision) Benefit	6,122	(8,068)	(8,923)	—	(10,869)

Income From Continuing Operations Before Minority Interests	9,366	14,894	18,380	(21,250)	21,390
Minority Interests	—	—	(2,781)	—	(2,781)

Income From Continuing Operations	9,366	14,894	15,599	(21,250)	18,609
Loss From Discontinued Operations, Net of Tax	—	(9,243)	—	—	(9,243)

Net Income	$9,366	$5,651	$15,599	$(21,250)	$9,366

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Current Assets:
Cash	$—	$5,973	$17,577	$—	$23,550
Restricted cash	—	—	1,163	—	1,163
Accounts receivable, net	—	133,379	63,577	—	196,956
Inventories	—	225,459	107,183	—	332,642
Deferred charges	—	15,796	2,170	—	17,966
Current deferred tax assets	—	29,042	9,371	—	38,413
Other current assets	—	6,925	9,393	—	16,318

	—	416,574	210,434	—	627,008
Property, Plant and Equipment, Net	—	133,336	102,227	—	235,563
Goodwill	—	206,234	190,446	—	396,680
Investment In and Advances to Subsidiaries	1,074,061	—	—	(1,074,061)	—
Investment In and Advances to Unconsolidated Affiliates	—	57,542	—	—	57,542
Other Assets	5,697	31,067	15,178	—	51,942

	$1,079,758	$844,753	$518,285	$(1,074,061)	$1,368,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$4,098	$—	$—	$4,098
Accounts payable	—	50,646	33,998	—	84,644
Deferred revenues	—	20,170	4,026	—	24,196
Federal income taxes payable	—	973	20,635	—	21,608
Current deferred tax liabilities	—	122	2,268	—	2,390
Other accrued liabilities	1,108	48,333	21,300	—	70,741

	1,108	124,342	82,227	—	207,677
Long-Term Debt	294,000	2,124	—	—	296,124
Deferred Tax Liabilities	—	22,243	27,362	—	49,605
Other Long-Term Liabilities	—	13,091	1,278	—	14,369
Commitments and Contingencies	—	—	—	—	—
Minority Interests	—	—	16,310	—	16,310
Stockholders’ Equity	784,650	682,953	391,108	(1,074,061)	784,650

	$1,079,758	$844,753	$518,285	$(1,074,061)	$1,368,735

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Current Assets:
Cash	$—	$30,721	$16,831	$—	$47,552
Restricted cash	—	—	231	—	231
Accounts receivable, net	—	133,589	68,495	—	202,084
Inventories	—	193,738	95,082	—	288,820
Deferred charges	—	17,204	—	—	17,204
Current deferred tax assets	—	24,236	2,237	—	26,473
Other current assets	—	5,920	8,483	—	14,403

	—	405,408	191,359	—	596,767
Property, Plant and Equipment, Net	—	141,793	102,512	—	244,305
Goodwill	—	206,004	187,989	—	393,993
Investment In and Advances to Subsidiaries	1,080,596	—	—	(1,080,596)	—
Investment In and Advances to Unconsolidated Affiliates	—	49,159	—	—	49,159
Other Assets	6,101	38,357	15,784	—	60,242

	$1,086,697	$840,721	$497,644	$(1,080,596)	$1,344,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$4,181	$—	$—	$4,181
Accounts payable	—	40,912	30,829	—	71,741
Deferred revenues	—	21,413	—	—	21,413
Current deferred tax liabilities	—	(47)	3,155	—	3,108
Other accrued liabilities	6,673	56,821	31,564	—	95,058

	6,673	123,280	65,548	—	195,501
Long-Term Debt	374,483	3,290	—	—	377,773
Deferred Tax Liabilities	—	10,536	25,897	—	36,433
Other Long-Term Liabilities	—	11,954	1,270	—	13,224
Commitments and Contingencies	—	—	—	—	—
Minority Interests	—	—	15,994	—	15,994
Stockholders’ Equity	705,541	691,661	388,935	(1,080,596)	705,541

	$1,086,697	$840,721	$497,644	$(1,080,596)	$1,344,466

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$92,284	$(9,246)	$6,176	$—	$89,214
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	—	(8,714)	(5,249)	—	(13,963)
Other, net	—	(1,895)	127	—	(1,768)

Net cash used in investing activities	—	(10,609)	(5,122)	—	(15,731)
Cash Flows From Financing Activities:
Repayments on debt, net	(81,000)	(4,893)	—	—	(85,893)
Debt redemption make-whole premium	(25,356)	—	—	—	(25,356)
Proceeds from stock option exercises	17,013	—	—	—	17,013
Other, net	(2,941)	—	—	—	(2,941)

Net cash used in financing activities	(92,284)	(4,893)	—	—	(97,177)
Effect of Exchange Rate Changes on Cash	—	—	(308)	—	(308)

Net (Decrease) Increase in Cash	—	(24,748)	746	—	(24,002)
Cash at Beginning of Period	—	30,721	16,831	—	47,552

Cash at End of Period	$—	$5,973	$17,577	$—	$23,550

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2004
(Unaudited)
(Restated)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(9,367)	$42,001	$14,568	$—	$47,202
Cash Flows From Investing Activities:
Acquisition of businesses	—	(17,312)	—	—	(17,312)
Proceeds from sales of businesses, net of cash disposed	—	2,180	—	—	2,180
Proceeds on sale of discontinued operations, net of cash disposed	—	19,328	831	—	20,159
Capital expenditures for property, plant and equipment	—	(8,698)	(12,035)	—	(20,733)
Other, net	—	1,542	187	—	1,729

Net cash used in investing activities	—	(2,960)	(11,017)	—	(13,977)
Cash Flows From Financing Activities:
Repayments on debt, net	—	(25,854)	(1,704)	—	(27,558)
Proceeds from stock option exercises	9,984	—	—	—	9,984
Other, net	(617)	—	—	—	(617)

Net cash provided by (used in) financing activities	9,367	(25,854)	(1,704)	—	(18,191)
Effect of Exchange Rate Changes on Cash	—	—	134	—	134

Net Increase in Cash	—	13,187	1,981	—	15,168
Cash at Beginning of Period	—	2,620	16,610	—	19,230

Cash at End of Period	$—	$15,807	$18,591	$—	$34,398

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our financial condition as of June 30, 2005, and our results of operations for the three- and six-month periods ended June 30, 2005 and 2004. This discussion should be read with our financial statements and their notes included elsewhere in this report, as well as our financial statements and their related notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.
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
Refinancing Charges
     In the second quarter of 2005, we began a comprehensive debt restructuring program to decrease interest expense and improve flexibility. This program included a new $350 million credit facility, replacing our previous $190 million credit facility, and an early redemption of our $200 million of 9 5/8% Senior Notes due 2007 (9 5/8% Senior Notes). The related refinancing charges associated with these transactions were $35.4 million for the three- and six- month periods ended June 30, 2005 comprised of $25.4 million for the make-whole premium on the 9 5/8% Senior Notes, $4.8 million related to the write-off of debt issue costs associated with the previous credit facility and the 9 5/8% Senior Notes, including the 9 5/8% Senior Notes’ discount, and $5.2 million related to the settlement of Treasury rate locks, and are included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations.
     Additionally, in July 2005,we issued $200 million of 6 1/8% Senior Notes due 2015 (6 1/8% Senior Notes) at par and commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 9% Senior Notes due 2009 (9% Senior Notes). We expect to incur total refinancing charges of approximately $22 million in the third quarter of 2005 for the early retirement of the 9% Senior Notes. Once these transactions are finalized, the Company will have completed its debt restructuring program and anticipates reducing its annual interest expense by approximately $19 million.
     See Liquidity and Capital Resources section for further discussion related to our debt restructuring and refinancing charges.
Corion Diamond Products Acquisition
     In July 2005, we acquired substantially all of the assets of Corion Diamond Products, Ltd. (Corion), a coring business headquartered in Nisku, Alberta, for approximately $17 million in cash with up to an additional $9.5 million payable upon achieving certain performance benchmarks. Corion’s flagship product is the Corion Express, which allows an operator to drill and core without tripping the drill string, providing substantial operational savings compared with conventional coring techniques.

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
     For the periods below, the revenues, profitability and cash flows from each of our business segments have been impacted by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Three Months Ended
	June 30, 2005	December 31, 2004	June 30, 2004
WTI Oil(a)
Average	$53.11	$48.31	$38.32
Ending	56.50	43.45	37.05
Henry Hub Gas(b)
Average	$6.95	$6.39	$6.10
Ending	7.00	6.01	6.03
North American Rig Count(c)
Average	1,577	1,669	1,360
Ending	1,648	1,686	1,510
International Rig Count(c)
Average	916	862	837
Ending	932	869	841

(a)	Price per barrel of West Texas Intermediate (WTI) crude. Source: Bloomberg Energy/Commodity Service.

(b)	Price per MMBtu. Source: Bloomberg Energy/Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).
Future Market Trends and Expectations
     We anticipate future results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity. These perceptions depend on their views regarding oil and natural gas prices. Commodity prices continued to strengthen during the first half of 2005, and this resulted in drilling activity that was slightly stronger than we originally anticipated.
     When forecasting our results for the remainder of 2005, we relied on several assumptions about the market, customers, and suppliers; and we also considered the Company’s results in the first half of 2005. We believe that we have strong forward visibility at the Company because of our total backlog, which was $500.3 million at June 30, 2005, up $208.4 million from December 31, 2004. This is the highest backlog level since the Company became public in April 2000. In the market, we anticipate strong drilling activity will continue, bolstered by a strong seasonal recovery in Canada. Internationally, we anticipate the rig count will gradually increase throughout the remainder of the year, and we expect the U.S. rig count will maintain the strong levels of the first half with the potential for very slight increases as newly built or newly refurbished rigs come onto the market. We believe price improvements are justifiable and achievable in this market, and we should benefit from the pricing initiatives underway at all three of our segments. Drilling Products and Services should benefit from improved pricing and slightly improved volumes; our Drill Bits segment, which tends to move commensurate with the rig count, should benefit from the strong drilling activity as well as pricing initiatives. Finally, our Tubular Technology and Services segment, with its strong leverage to the Gulf of Mexico rig count and deep gas drilling, should continue to benefit from a full year of restructurings and pricing improvements made during 2004 and early 2005. We expect our full year earnings to be in the range of $1.60 to $1.65 per share, excluding other charges, and we anticipate our earnings for the third quarter of 2005 to be in the range of $0.45 to $0.47 per share, excluding other charges.
Results of Operations
     The following table sets forth revenues and operating income reflecting the Company’s financial results for the three- and six- month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004		% Change	2005	2004		% Change
	(In thousands)
		(Restated)				(Restated)
Revenues:
Drilling Products and Services	$144,356	$90,272		60%	$272,706	$160,087		70%
Drill Bits	93,089	76,585		22%	183,715	155,843		18%
Tubular Technology and Services	79,502	56,936		40%	152,622	98,457		55%
Other	—	873		100%	—	1,760		100%

Total Revenues	316,947	224,666		41%	609,043	416,147		46%
Operating Income (Loss):
Drilling Products and Services	$43,070	$19,326	(a)	123%	$79,331	$27,906	(c)	184%
Drill Bits	20,568	16,686		23%	42,190	35,971		17%
Tubular Technology and Services	19,225	2,298	(b)	737%	34,486	2,983	(d)	1056%
Other	(110)	(528)		(79%)	(220)	(1,707)		(87%)
Corporate	(11,480)	(7,515)		53%	(22,323)	(13,975)		60%

Total Operating Income	71,273	30,267		135%	133,464	51,178		161%

(a)	Includes other charges of $0.2 million related to our manufacturing rationalization program, which includes lease termination, severance and other exit costs in connection with the downsizing of our Drilling Products and Services Canadian operations.

(b)	Includes other charges of $2.3 million for severance costs related to the Tubular Technology and Services organizational restructuring.

(c)	Includes other charges of $2.0 million related to our manufacturing rationalization program, which includes lease termination, severance and other exit costs in connection with the downsizing of our Drilling Products and Services Canadian operations.

(d)	Includes other charges of $3.2 million for severance costs related to the Tubular Technology and Services organizational restructuring.
Consolidated Revenues and Operating Income
Results for the three-month periods ended June 30, 2005 and 2004
     For the three-month period ended June 30, 2005 consolidated revenues increased by $92.3 million, or 41%, compared to last year’s second quarter. Consolidated operating income increased by $41.0 million, or 135%, and consolidated operating income margins increased to 23% from 14% for the same period in 2004. These improvements reflect increased volumes and better pricing, primarily at our Drilling Products and Services and Tubular Technology and Services segments, favorable product mix and the realization of manufacturing cost efficiencies implemented in 2004. Other operating expenses (sales and marketing, general and administrative and research and engineering) as a percentage of revenues were reduced to 21% for the three-month period ended June 30, 2005 from 25% for the same period in 2004.
Results for the six-month periods ended June 30, 2005 and 2004
     For the six-month period ended June 30, 2005, consolidated revenues increased by $192.9 million, or 46%, compared to the same period in 2004. Consolidated operating income increased by $82.3 million, or 161%, and consolidated operating income margins increased to 22% from 12% for the same period in 2004. These improvements reflect increased volumes and better pricing across all of the our segments. Other operating expenses (sales and marketing, general and administrative and research and engineering) as a percentage of revenues were reduced to 21% for the six-month period ended June 30, 2005 from 26% for the same period in 2004.
     See discussion below on individual segments for further revenue and operating income variance discussion:
Drilling Products and Services
Results for the three-month periods ended June 30, 2005 and 2004
     Revenues for the Drilling Products and Services segment increased by 60%, to $144.4 million, compared to the last year’s second quarter of $90.3 million. Operating income increased to $43.1 million, compared to $19.3 million in last year’s second quarter, and operating income margins increased to 30% from 21% for the same period. These improvements reflect a 27% increase in drill pipe footage sold and an 24% increase in average sales price per foot. Backlog for this segment increased to $330.9 million at June 30, 2005 compared to $210.0 million at year-end 2004.
     Results for the six-month periods ended June 30, 2005 and 2004
     Revenues for the Drilling Products and Services segment increased by 70% for the six-month period ended June 30, 2005, to $272.7 million, compared to $160.1 million for the same period last year. Operating income increased to $79.3 million for the six-month period ended June 30, 2005, compared to $27.9 million, and operating income margins increased to 29% from 17% for the same period. These improvements reflect a 45% increase in drill pipe footage sold and a 17% increase in average sales price per foot. Additionally, for the six-month period ended June 30, 2005 compared to the same period in 2004, this segment’s results reflect the benefits from the rationalization program implemented at the beginning of 2004 that streamlined manufacturing processes and reduced costs.
Drill Bits
     Results for the three-month periods ended June 30, 2005 and 2004
     Revenues for the Drill Bits segment increased by 22%, to $93.1 million, compared to last year’s second quarter revenues of $76.6 million. This improvement primarily reflects a 13% increase in the average worldwide rig count, the DPI acquisition and higher tender sales in 2005 compared to 2004. Operating income margins remained flat year-over-year at 22%, however, the second quarter of 2005 was negatively impacted by provisions related to operational uncertainties in Venezuela of $1.8 million.
     Results for the six-month periods ended June 30, 2005 and 2004
     Revenues for the Drill Bits segment increased by 18% for the six-month period ended June 30, 2005, to $183.7 million, compared to $155.8 million for the same period in 2004. This revenue increase primarily reflects a 10% increase in worldwide rig count, the DPI acquisition and increased market share in certain foreign locations. Operating income increased to $42.2 million for the six- month period ended June 30, 2005, compared to $36.0 million for the same period in 2004, and operating income margins remained flat year-over-year at 23%, however as mentioned above, 2005 was negatively impacted by provisions related to operational uncertainties in Venezuela coupled with some manufacturing inefficiencies in 2005 related to the Singapore expansion.

Tubular Technology and Services
     Results for the three-month periods ended June 30, 2005 and 2004
     Revenues for the Tubular Technology and Services segment increased by 40%, to $79.5 million, compared to last year’s second quarter of $56.9 million. Operating income margins increased to 24% from 4% for the same period in 2004. These increases were primarily due to improved results in this segment’s TCA and Atlas Bradford product lines due to pricing improvements and strong demand for premium casing processing and threading services. Additionally, this segment’s results also reflect the benefit of cost cutting initiatives implemented during 2004.
     Results for the six-month periods ended June 30, 2005 and 2004
     Revenues for the Tubular Technology and Services segment increased 55% for the six-month period ended June 30, 2005, to $152.6 million, compared to $98.5 million for the same period in 2004. Operating income increased to $34.5 million for the six-month period ended June 30, 2005, compared to $3.0 million for the same period in 2004, and operating income margins increased to 23% compared to 3% for the same periods. These increases reflect improved pricing and volumes across all of this segment’s product lines due to strong demand coupled with positive effects from cost cutting initiatives implemented during 2004.
Other Income and Expense
     Corporate expenses increased $4.0 million and $8.3 million for the three- and six-month periods ended June 30, 2005 and 2004, respectively, primarily due to expected payouts under our annual and long-term incentive plans and costs related to compliance with Section 404 of the Sarbanes-Oxley Act during 2005.
     Interest expense decreased $1.3 million and $1.8 million for the three- and six-month periods ended June 30, 2005 and 2004, respectively, primarily reflecting the early redemption of our 9 5/8% Senior Notes in June 2005 and lower average credit facility borrowings in 2005.
     Other income increased $3.1 million and $2.2 million for the three- and six-month periods ended June 30, 2005 and 2004, respectively, primarily due to foreign exchange gains from the strengthening of the U.S. Dollar against the Euro and Pound Sterling during 2005, partially offset by a loss on sale of assets during in the first quarter of 2005.
     Equity income from our unconsolidated affiliates increased $8.1 million and $10.3 million for the three- and six-month periods ended June 30, 2005 and 2004, respectively, reflecting increased earnings at Voest-Alpine Tubulars (VAT) partially offset by increased development spending in our IntelliServ™ joint venture. VAT is currently benefiting from extremely strong demand for seamless OCTG products.
     We incurred refinancing charges of $35.4 million related to our debt restructuring, comprised of $25.4 million for the make-whole premium on the 9 5/8% Senior Notes, $4.8 million related to the write-off of debt issue costs associated with the previous credit facility and the 9 5/8% Senior Notes, including the 9 5/8% Senior Note’s discount, and $5.2 million related to the settlement of Treasury rate locks.
     Our annual effective tax rate for 2005 is expected to be 28.2%, which resulted in the lowering of the second quarter 2005 tax rate to 24.5% due to the cumulative effect of the reduction from the previous quarter’s effective tax rate of 31%. The rate decrease was primarily attributable to increased earnings at VAT, which is recorded net of tax.
Liquidity and Capital Resources
Overview
     At June 30, 2005, we had cash of $23.6 million, borrowing availability $194.4 under our new credit facility and working capital of $419.3 million, compared to cash of $47.6 million, borrowing availability of $168.0 million and working capital of $401.3 million at December 31, 2004.

Historical Cash Flows
     The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented:

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
		(Restated)
Net Cash Provided by Operating Activities	$89,214	$47,202
Net Cash Used in Investing Activities	(15,731)	(13,977)
Net Cash Used in Financing Activities	(97,177)	(18,191)
     Operating Activities
     Net cash flows provided by operating activities increased by $42.0 million for the six-month period ended June 30, 2005 compared to the same period in 2004. Cash flows before changes in operating assets and liabilities increased by $58.7 million primarily reflecting the $53.1 million increase in net income, which was partially offset by a use of cash of $16.7 million, primarily due to increased inventories to support the increased business activity in 2005. Our consolidated backlog was $500.3 million as of June 30, 2005 compared to $220.1 million for the same period in 2004.
     Investing Activities
     Net cash used in investing activities increased by $1.8 million for the six-month period ended June 30, 2005 compared to the same period in 2004. The six-month period ended June 30, 2004 includes proceeds of $5.0 million, net, related to business combination activity partially offset by a decrease in capital expenditures of $6.8 million year-over-year.
Capital Expenditures
     Our capital expenditures for property, plant and equipment totaled $14.0 million and $20.7 million for the six-month periods ended June 30, 2005 and 2004, respectively. We currently expect to expend approximately $40 million for capital expenditures for property, plant and equipment during 2005. Much of this spending will be related to normal maintenance capital and efficiency enhancements.
     Financing Activities
     Net cash used in financing activities increased $79.0 million for the six-month period ended June 30, 2005 compared to the same period in 2004. This increase reflects the redemption of the 9 5/8% Senior Notes and the associated costs partially offset by borrowings on the new credit facility and proceeds from stock option exercises. See Debt Restructuring discussion below for further information on the redemption and the new credit facility.
Debt Restructuring
New Credit Facility
     On May 17, 2005, we entered into a new five-year $350 million revolving senior credit facility with a syndicate of financial institutions (New Credit Facility). This New Credit Facility replaced our previous $190 million revolving credit facility and provides for aggregate borrowings of up to $350 million, including up to $25 million of U.K. borrowings. In addition, we have a one-time option to increase aggregate U.S. borrowing availability by an additional $50 million, subject to syndication.
     The U.S. portion of the New Credit Facility is guaranteed by us, certain foreign subsidiaries and our U.S. subsidiaries and is secured by us and substantially all of our U.S. assets, including U.S. inventories, equipment, receivables, owned real property and 65% of the stock of certain foreign subsidiaries. The U.K. portion of the New Credit Facility is guaranteed by us and our U.S. subsidiaries and is secured by substantially all of our U.K. assets.

     The terms of the New Credit Facility provide for financial covenants that include maintenance at all times of a maximum total debt to book capitalization ratio not to exceed 50%, and maintenance on a rolling four quarter basis of a minimum interest coverage ratio (EBITDA/interest expense) of not less than 2.50 to 1.00.
     Amounts outstanding under the U.S. portion of the New Credit Facility accrue interest, at our option, at either the base rate or Eurocurrency rate plus, in each case, an applicable margin. The base rate is a fluctuating interest rate based upon the higher of (a) the Wells Fargo prime rate or (b) the Federal Funds rate plus 0.50%; the Eurocurrency rate is a fluctuating interest rate based upon the British Banking Association LIBOR. The applicable margin ranges from 0.00% to 1.00% for the base rate and from 1.00% to 2.00% for the Eurocurrency rate, and the unused portion of the revolver is subject to a commitment fee ranging from 0.20% to 0.50%. Each of these ranges are based upon our total debt to book capitalization ratio. Amounts outstanding under the U.K. portion accrue interest based upon the base rate as determined by HSBC Bank, plus a margin ranging from 0.00% to 1.00%. The U.S. portion of the New Credit Facility also provides us with availability for stand-by letters of credit.
     As of June 30, 2005, we had borrowed $119.0 million under the New Credit Facility and $11.6 million had been used to support stand-by letters of credit. The borrowings under the New Credit Facility are recorded as “Long-Term Debt” in the accompanying Condensed Consolidated Balance Sheets as we have the ability under the credit agreements and the intent to maintain these obligations for longer than one year. As of June 30, 2005, we were not yet able to access the U.K. portion of our facility.
     Debt fees capitalized in connection with the New Credit Facility were $2.4 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheets. Unamortized loan costs of $2.3 million related to our previous credit facility were written off in the second quarter of 2005 and are included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations.
Redemption of 9 5/8% Senior Notes
     Contemporaneously with entry into the New Credit Facility, we announced the call of our $200 million principal amount of 9 5/8% Senior Notes due 2007 (9 5/8% Senior Notes). The 9 5/8% Senior Notes were redeemed in accordance with the indenture governing the 9 5/8% Senior Notes, for face value plus accrued and unpaid interest and a make-whole premium. The make-whole premium was calculated by discounting future interest and principal of the notes at a rate equal to the applicable Treasury Yield plus 50 basis points. Such redemption was completed on June 17, 2005 and was funded utilizing a combination of excess cash and borrowings under the New Credit Facility. The total cash paid in connection with the redemption was $226.2 million as of June, 30 2005. In the second quarter of 2005, we recorded refinancing charges of approximately $27.9 million, representing $25.4 million for the make-whole premium and $2.5 million for the write-off of the remaining unamortized debt costs and discount on the 9 5/8% Senior Notes, which is included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations.
Treasury Rate Locks
     In April 2005, we entered into two Treasury rate lock agreements with an aggregate notional principal amount of $150.0 million whereby we locked in U.S. Treasury rates relating to an anticipated debt securities issuance. These Treasury rate locks were initially designated as cash-flow hedges of the forecasted semi-annual interest payments associated with an anticipated debt issuance. In the second quarter of 2005, the Treasury rate locks matured and a loss of $5.2 million was recorded, which is included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations, as we changed the terms and type of debt related to the anticipated offering.
Issue $200 million 6 1/8% Senior Notes and Tender Offer $175 million 9% Senior Notes
     In July 2005, we issued $200 million of 6 1/8% Senior Notes due 2015 (6 1/8% Senior Notes) at par and commenced a cash tender offer and consent solicitation to purchase for cash any and all of our outstanding 9% Senior Notes due 2009 (9% Senior Notes). Proceeds from the 6 1/8% Senior Notes were used to finance the cash tender offer of the 9% Senior Notes and also repay a portion of the outstanding borrowings under our New Credit Facility drawn to fund the redemption of our 9 5/8% Senior Notes retired on June 17, 2005. As of August 8, 2005, tenders and consents were received from holders totaling $174.9 million. We expect to incur total refinancing charges of approximately $22 million in the third quarter of 2005 for the early retirement of these 9% Senior Notes. Once these transactions are finalized, we will have completed our current debt restructuring program and anticipate reducing our annual interest expense by approximately $19 million.

     As of June 30, 2005, we were in compliance with the various covenants under our 9% Senior Notes and our New Credit Facility.
     Currently, required principal and interest payments for our outstanding debt are approximately $12.5 million for the remainder of 2005, including the recently issued 6 1/8% Senior Notes and interest payments on the 9% Senior Notes up to the date of the tender call. We currently expect to satisfy all capital expenditures and debt service requirements during 2005 from operating cash flows, with any shortfall utilizing existing cash balances and the revolver portion of our New Credit Facility.
     Based on our current projected capital expenditures, required principal and interest payments, operating cash flows, existing cash balances and estimated availability under the New Credit Facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during such period. Acquisitions and expansions will be financed from cash flows from operations, borrowings under our New Credit Facility, or through the issuance of additional debt and equity financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount and form of issue dependent on the prevailing market and general economic conditions.
Contractual Obligations
     Our contractual obligations related to long-term debt at June 30, 2005 were $300.2 million, a decrease of $81.7 million from the amount reported at December 31, 2004 of $381.9 million. This decrease was primarily due to the redemption of our $200 million 9 5/8% Senior Notes of offset by an increase in our New Credit Facility of $119.0 million.
Other Commitments
     During 2004, our supply agreement with VAT was amended. The amended agreement provided for a reduced minimum annual purchase commitment through July 31, 2007, effective April 1, 2004. The amendment also provides for a surcharge provision under which actual costs of key raw materials in the green pipe production process will be indexed to the April 2003 base cost and surcharges per ton assessed accordingly for the difference. These surcharges were phased in during 2004 and are in place beginning in 2005. Although we are not contractually obligated to purchase an annual minimum quantity, the contract does include a penalty when purchases fall below a minimum level calculated using a two-year average. The maximum annual penalty due under the contract would be approximately 1.9 million Euros annually. We currently believe we will meet our contractual commitments for 2005 without incurring unnecessary penalties or material unnecessary inventory positions.
     In connection with our spinoff from Weatherford in April 2000, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed for at least a three-year period from April 2000, which was extended to March 2005, to purchase at least 70% of its requirements for certain products from us. In return, we agreed to sell those products at prices not greater than the price that we sell to similarly situated customers, and, as partial consideration for amounts due to Weatherford at that time, we provided Weatherford a $30.0 million credit towards 20% of the purchase price of those products. At June 30, 2005, the remaining credit balance was $0.1 million and was included in “Other Accrued Liabilities” in the Condensed Consolidated Balance Sheets. Weatherford has placed orders to fully utilize the remaining credits by the end of the year.
Recent Accounting Pronouncements
     See Note 17 to the Notes to Condensed Consolidated Financial Statements.
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
     For the six-month period ended June 30, 2005, we have derived approximately 34% of our total revenues from our facilities outside the U.S. In addition, a large part of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the U.S., including Mexico, Italy, United Kingdom, China, Indonesia and Singapore. Our operations in certain international locations are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:
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
     We manufacture and sell drill pipe locally through our Chinese operations. As is customary in this country, our Chinese operations may settle receivables and payables through bearer bonds and notes. At June 30, 2005, we were not holding any such notes. To date, our Chinese operations have not experienced significant losses as a result of such practice; however, there can be no assurance that such losses could not occur in the future. Any such losses could have a materially adverse affect on our results of operations in the period in which they occur.
     We have renewed an agreement with VAT, an entity of which we own 50.01%, to purchase green tubulars through September 2007. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any “anti-dumping” duties in the U.S. on the resale of these tubulars, which could affect our ability to resell the tubulars in the U.S. Further, our long-term supply contract with VAT is denominated in Euros. We have no significant offset for revenues in Euros and we have not hedged for currency risk with respect to this contract. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could materially adversely affect our results of operations.
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
Off-Balance Sheet Financing
     As of June 30, 2005, we did not have any off-balance sheet hedging, financing arrangements or contracts except for those associated with our investments in two companies that are not consolidated in our financial statements: VAT and IntelliServ.
ITEM 3. Quantitative and Qualitative Market Risk Disclosures
Foreign Currency Risk
     The functional currency for the majority of our international operations is the U.S. dollar. Adjustments resulting from the remeasurment of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. The functional currency of our Canadian, Venezuelan and Chinese operations is the local currency. Adjustments resulting from the translation of the local functional currency financial statements to the U.S dollar, which is based on current exchange rates, are included in stockholders’ equity in the current period. In addition, our long-term supply contract with VAT is denominated in Euros. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency transaction gains (losses) for the six-month periods ended June 30, 2005 and 2004 were $3.5 million and ($0.7 million), respectively.

Interest Rates
     Currently, we have variable interest rate debts totaling approximately $119.0 million. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rates were to increase by 1% from June 2005 levels, our combined interest expense would increase by approximately $1.2 million annually. Our fixed rate Senior Notes outstanding at June 30, 2005 subject us to risks related to changes in the fair value of the debt and exposes us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $2.6 million.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of June 30, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report (June 30, 2005), our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     In order to address the material weakness identified as of December 31, 2004, management implemented corrective measures during the first half of 2005 including: 1) requiring a checklist to be completed prior to revenue recognition to ensure that documentation of delivery terms requested by the customer and customer notification necessary to record revenue prior to customer possession of the product is complete and accurate, 2) initiating processes and procedures to better document the terms of sales transactions including transaction review and monitoring activities and 3) reviewing all bill and hold sales transactions during the quarter to ensure that they meet the criteria for revenue recognition. We believe the corrective actions described above will provide sufficient controls to remedy the identified material weakness related to revenue recognition, and will improve both our disclosure controls and procedures and internal control over financial reporting. However, these controls have not been tested as extensively as required for the annual evaluation under Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, there may be some additional control procedures implemented in the future to further strengthen the controls over financial reporting.

PART II
ITEM 2. Unregistered Sales of Equity in Securities and Use of Proceeds
     (c) The trustee for our executive deferred compensation plan purchases shares of our common stock monthly for the benefit of the plan participants using funds directed by the plan participants and funds matched by us as provided in the plan. During the period covered by this report, the trustee purchased the following number of our common shares at the average prices indicated below, inclusive of brokerage fees. Although we do not hold these shares and do not consider these purchases to be repurchases by us, the purchases are disclosed here because they could be deemed to be repurchases under applicable SEC regulations.
     Additionally, in June 2005, shares were transferred back to us due to the vesting of certain restricted shares as reimbursement for the related employee tax liability paid by us.

	Number of
	Shares	Average Price
Period	Purchased	Per Share
April 2005	35,352	$24.07
May 2005	6,715	$22.57
June 2005	206,143	$26.26
ITEM 4. Submission of Matters to a Vote of Security Holders
     On May 11, 2005, the Company held its Annual Meeting of Shareholders. At the meeting, shareholders voted on the election of directors to serve until the next annual meeting of shareholders. The following is a summary of the votes on this item:

	Votes For	Votes Withheld
David J. Butters	114,088,422	2,316,571
Eliot M. Fried	115,867,637	537,356
Dennis R. Hendrix	115,817,383	587,610
Harold E. Layman	111,214,880	5,190,113
Sheldon B. Lubar	114,028,397	2,376,596
Michael McShane	114,365,041	2,039,952
Robert K. Moses, Jr.	115,915,713	489,280
Joseph E. Reid	115,870,927	534,066
David A. Trice	97,339,301	19,065,692
ITEM 6. Exhibits
(a) Exhibits -
4.1	Indenture relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (including form of note) (incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2005)

4.2	Registration Rights Agreement relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Banc of America Securities LLC, as representative of the initial purchasers (incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2005).

4.3	Supplemental Indenture relating to the 9% Senior Notes due 2009, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2005).

4.4	Credit Facility dated as of May 12, 2005, among Grant Prideco, Inc. a Delaware corporation, certain Subsidiaries of Grant Prideco party thereto, each lender from time to time party thereto Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as Administrative Agent, US Swing Line Lender and an L/C Issuer, HSBC Bank Plc, as UK Swing Line Lender and an L/C Issuer, and Deutche Bank Securities Inc., as Documentation Agent (incorporated by reference from the Company’s Current Report on Form 8-K dated May 17, 2005).

4.5	Security Agreement dated as of May 12, 2005, among Grant Prideco, Inc., certain subsidiaries of Grant Prideco, and Wells Fargo Bank, National Association, in its capacity as administrative agent (incorporated by reference from the Company’s Current Report on Form 8-K dated May 17, 2005).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification

SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.
By:	/s/ MATTHEW D. FITZGERALD

Matthew D. Fitzgerald
Sr. Vice President and Chief Financial Officer

By:	/s/ GREG L. BOANE

Greg L. Boane
Corporate Controller and Principal Accounting Officer
Date: August 9, 2005

EXHIBIT INDEX

Exhibit Number	Description
4.1	Indenture relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (including form of note) (incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2005)

4.2	Registration Rights Agreement relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Banc of America Securities LLC, as representative of the initial purchasers (incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2005).

4.3	Supplemental Indenture relating to the 9% Senior Notes due 2009, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2005).

4.4	Credit Facility dated as of May 12, 2005, among Grant Prideco, Inc. a Delaware corporation, certain Subsidiaries of Grant Prideco party thereto, each lender from time to time party thereto Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as Administrative Agent, US Swing Line Lender and an L/C Issuer, HSBC Bank Plc, as UK Swing Line Lender and an L/C Issuer, and Deutche Bank Securities Inc., as Documentation Agent (incorporated by reference from the Company’s Current Report on Form 8-K dated May 17, 2005).

4.5	Security Agreement dated as of May 12, 2005, among Grant Prideco, Inc., certain subsidiaries of Grant Prideco, and Wells Fargo Bank, National Association, in its capacity as administrative agent (incorporated by reference from the Company’s Current Report on Form 8-K dated May 17, 2005).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification