Form 10-Q
period 2005-09-30
GRANT PRIDECO INC
filed 2005-11-09
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐     No  ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☑     No  ☐
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 1, 2005

Common Stock, par value $0.01 per share	128,573,025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GRANT PRIDECO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands, except per share data)
Revenues	$352,228	$246,366	$961,271	$662,513
Operating Expenses:
Cost of sales	201,438	148,793	549,631	398,914
Sales and marketing	34,824	33,432	101,182	93,290
General and administrative	25,150	20,898	74,226	60,335
Research and engineering	5,965	4,982	17,917	15,303
Other charges	—	3,803	—	9,035

	267,377	211,908	742,956	576,877

Operating Income	84,851	34,458	218,315	85,636
Interest Expense	(5,138)	(10,352)	(24,378)	(31,342)
Other Income, Net	2,920	1,613	7,513	3,971
Equity Income in Unconsolidated Affiliates	15,927	1,447	33,849	1,910
Refinancing Charges	(21,654)	—	(57,086)	—

Income From Continuing Operations Before Income Taxes and Minority Interests	76,906	27,166	178,213	60,175
Income Tax Provision	(25,453)	(8,606)	(59,646)	(20,225)

Income from Continuing Operations Before Minority Interests	51,453	18,560	118,567	39,950
Minority Interests	(3,339)	(1,326)	(7,959)	(4,107)

Income from Continuing Operations	48,114	17,234	110,608	35,843
Income (Loss) from Discontinued Operations, Net of Tax	—	21	—	(9,222)

Net Income	$48,114	$17,255	$110,608	$26,621

Basic Net Income Per Share:
Income from continuing operations	$0.37	$0.14	$0.87	$0.29
Loss from discontinued operations	—	—	—	(0.07)

Net income	$0.37	$0.14	$0.87	$0.22

Basic weighted average shares outstanding	128,373	123,805	126,511	122,874

Diluted Net Income Per Share:
Income from continuing operations	$0.37	$0.14	$0.85	$0.29
Loss from discontinued operations	—	—	—	(0.08)

Net income	$0.37	$0.14	$0.85	$0.21

Diluted weighted average shares outstanding	131,657	126,603	129,658	125,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash	$24,100	$47,552
Restricted cash	1,073	231
Accounts receivable, net of allowance for uncollectible accounts of $9,232 and $8,024 for 2005 and 2004, respectively	228,420	202,084
Inventories	366,897	288,820
Deferred charges	12,820	17,204
Current deferred tax assets	37,893	26,473
Prepaid expenses	14,392	12,033
Other current assets	1,254	2,370

	686,849	596,767
Property, Plant and Equipment, Net	241,349	244,305
Goodwill	412,845	393,993
Intangible Assets, Net	66,780	43,807
Investments In and Advances to Unconsolidated Affiliates	60,706	49,159
Other Assets	11,338	16,435

	$1,479,867	$1,344,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$7,957	$4,181
Accounts payable	88,187	71,741
Accrued labor and benefits	51,656	53,060
Deferred revenues	17,269	21,413
Federal income taxes payable	27,255	8,144
Current deferred tax liabilities	3,406	3,108
Other accrued liabilities	33,698	33,854

	229,428	195,501
Long-Term Debt	276,598	377,773
Deferred Tax Liabilities	51,349	36,433
Other Long-Term Liabilities	15,732	13,224
Commitments and Contingencies	—	—
Minority Interests	18,808	15,994
Stockholders’ Equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value; issued 129,217 and 124,516 in 2005 and 2004, respectively	1,292	1,245
Capital in excess of par value	612,959	528,188
Unearned compensation	(7,182)	(5,801)
Retained earnings	302,897	192,289
Accumulated other comprehensive loss	(17,659)	(12,291)
Treasury stock, at cost	(15,764)	(8,483)
Deferred compensation obligation	11,409	10,394

	887,952	705,541

	$1,479,867	$1,344,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
		(Restated)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$110,608	$26,621
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	—	11,446
Gain on sale of businesses, net	(1,577)	(774)
Depreciation and amortization	33,956	31,778
Non-cash portion of other charges	—	6,010
Refinancing charges	51,834	—
Deferred income tax	(18,605)	6,085
Equity income in unconsolidated affiliates, net of dividends	(21,808)	2,854
Stock-based compensation expense	8,242	3,180
Deferred compensation expense	1,919	1,339
Minority interests in consolidated subsidiaries, net of dividends	1,824	1,026
Loss (gain) on sale of assets, net	1,064	(4,799)
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(28,189)	1,832
Inventories	(77,985)	(41,761)
Deferred charges	4,384	(25,215)
Accounts payable	14,825	4,421
Deferred revenues	(4,144)	32,521
Federal income tax payable	51,863	(1,874)
Other accrued liabilities	(9,351)	17,124
Other, net	6,829	5,222

Net cash provided by operating activities	125,689	77,036
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(28,725)	(33,833)
Proceeds from sale of businesses, net of cash disposed	2,521	2,180
Proceeds from sale of discontinued operations, net of cash disposed	—	20,159
Capital expenditures for property, plant and equipment	(20,324)	(29,529)
Other, net	(3,587)	4,692

Net cash used in investing activities	(50,115)	(36,331)
Cash Flows From Financing Activities:
Borrowings (repayments) on credit facility, net	70,000	(14,320)
Repayments on debt, net	(177,991)	(27,976)
Debt refinancing costs	(43,778)	—
Debt issuance costs	(6,041)	—
Proceeds from stock option exercises	59,276	18,397
Other, net	(975)	(1,072)

Net cash used in financing activities	(99,509)	(24,971)
Effect of Exchange Rate Changes on Cash	483	2

Net (Decrease) Increase in Cash	(23,452)	15,736
Cash at Beginning of Period	47,552	19,230

Cash at End of Period	$24,100	$34,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. General
Basis of Presentation
     The accompanying condensed consolidated financial statements of Grant Prideco, Inc. (the “Company” or “Grant Prideco”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions between Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     As a result of the Company’s testing of internal controls as of December 31, 2004 in connection with Sarbanes-Oxley Section 404 requirements, the Company reported a material weakness in its revenue recognition practices. The material weakness relates to inadequate documentation supporting the Company’s revenue recognition procedures at its Drilling Products and Services and Tubular Technology and Services segments. As a result of the material weakness, the Company tested revenue transactions and determined that while title and risk of loss had transferred to the customer, in certain instances the supporting documentation did not meet all of the requirements to recognize revenue prior to the products being in the physical possession of the customer. Therefore, the revenue and profits from these transactions were required to be deferred until the period in which the customer takes physical possession. The first three quarters of 2004 were restated to properly reflect these deferred revenue transactions. The impact of this restatement on the three- and nine-month periods ended September 30, 2004 was that revenue was decreased by $3.9 million and $32.5 million, operating income was decreased by $2.2 million and $7.6 million, net income from continuing operations was decreased by $1.4 million and $4.9 million and basic and diluted net income per share were decreased by $0.01 and $0.04, respectively. All sales transactions that did not meet all of the requirements to recognize revenue have been recorded as “Deferred Revenues” and the related inventory costs are recorded as “Deferred Charges” in the accompanying Condensed Consolidated Balance Sheets.
     In the third quarter of 2005, the Company reclassified the income tax expense related to the income from its 50.01% ownership interest in the Voest-Alpine Tubulars (VAT) partnership from “Equity Income in Unconsolidated Affiliates” to “Income Tax Provision” in the accompanying Condensed Consolidated Statements of Operations. The effect of the reclassification is to report the Company’s share of the VAT partnership income that is taxable to the Company on a before-tax basis. Prior periods results have been reclassified to conform to the current year presentation. This reclassification had no impact on operating income, operating cash flows or net income. During the second quarter of 2004, the Company completed the sale of its Texas Arai division. Accordingly, 2004 results of operations of Texas Arai have been classified as discontinued operations. See Note 14 for further details.
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
2. Stock-Based Compensation
Pro Forma Stock Option Compensation Expense
     The Company has elected to account for its stock — based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, as allowed under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock — Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option at the time of grant is equal to or greater than the market price of the Company’s common stock. Reported net income does include compensation expense associated with restricted stock awards and accelerated vesting of certain stock option awards.
     Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the Company’s incentive compensation plans, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands, except per share data)
Net Income As Reported	$48,114	$17,255	$110,608	$26,621
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,906	593	5,474	3,633
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,993)	(1,835)	(8,649)	(7,243)

Pro Forma Net Income	$47,027	$16,013	$107,433	$23,011

Net Income Per Share:
Basic as reported	$0.37	$0.14	$0.87	$0.22
Basic pro forma	0.37	0.13	0.85	0.19
Diluted as reported	0.37	0.14	0.85	0.21
Diluted pro forma	0.36	0.13	0.83	0.18
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
Restricted Stock
     At September 30, 2005, there were 585,550 shares of restricted stock awarded to officers and other key employees under the Company’s 2000 Employee Stock Option and Restricted Stock Plan, of which 60,000 shares vest in January 2007. The remaining 525,550 restricted shares vest on the ninth anniversary of the date of grant, however there is an accelerated vesting schedule based on the achievement of certain predetermined performance metrics. Beginning with the third anniversary date of the grant through the eighth anniversary date, the performance metrics are evaluated annually and early vesting will occur for meeting the performance goals. The Company compares its actual results to the predetermined performance metrics on a periodic basis. If actual cumulative results exceed the performance metrics and accelerated vesting is determined to be probable, the recognition of compensation expense is increased to reflect the expected accelerated vesting of the restricted shares. Restricted shares are subject to certain restrictions on ownership and transferability when granted. The three- and nine-month periods ended September 30, 2005 include stock compensation expense related to restricted stock of $2.7 million and $7.1 million, respectively, compared to $1.2 million and $3.2 million for the same periods in 2004.
     Treasury stock outstanding increased during the second quarter of 2005 due to the vesting of certain restricted shares for which shares were given back to the Company as reimbursement for the related employee tax liability paid by the Company totaling $5.2 million.
3. Comprehensive Income
     Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Net Income	$48,114	$17,255	$110,608	$26,621
Foreign Currency Translation Adjustments	(892)	3,268	(5,368)	499

Total Comprehensive Income	$47,222	$20,523	$105,240	$27,120

4. Inventories
     Inventories by category are as follows:

	September 30,	December 31,
	2005	2004
	(In thousands)
Raw Materials, Components and Supplies	$161,011	$104,543
Work in Process	95,088	59,308
Finished Goods	110,798	124,969

	$366,897	$288,820

5. Property, Plant and Equipment
     Net property, plant and equipment consisted of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Land	$21,536	$21,521
Buildings and Improvements	85,191	78,557
Machinery and Equipment	281,276	269,517
Furniture and Fixtures	33,631	29,058
Construction in Progress	14,583	19,655

	436,217	418,308
Less: Accumulated Depreciation	(194,868)	(174,003)

	$241,349	$244,305

6. Other Charges

     Results for the three- and nine-month periods ended September 30, 2004 include other charges of $3.8 million and $9.0 million, respectively. The three-months ended September 30, 2004 include other charges of $3.8 million related to the write-off of leasehold improvements and furniture and fixtures due to the relocation of the Company’s Corporate offices. The nine-months ended September 30, 2004 also include $2.0 million due to lease termination, severance and other exit costs related to the Drilling Products Rationalization Program and $3.2 million of severance costs related to the Tubular Technology and Services organizational restructuring, which were fully utilized by June 2005.
7. Debt Restructuring
Issuance of 6 1/8% Senior Notes Due 2015
     On July 27, 2005, the Company issued $200 million of 6 1/8% Senior Notes due 2015 (6 1/8% Senior Notes) at par. Net proceeds from the issuance of approximately $196.4 million were used to finance the repurchase of the Company’s outstanding 9% Senior Notes due 2009 and to repay a portion of the outstanding borrowings under the Company’s new credit facility. Interest is payable February 15 and August 15 of each year. The 6 1/8% Senior Notes are guaranteed by all of the Company’s domestic subsidiaries. After August 15, 2010, the Company may redeem all or part of the 6 1/8% Senior Notes at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Percentage
2010	103.063%
2011	102.042%
2012	101.021%
2013 and thereafter	100.000%
     The indenture governing the 6 1/8% Senior Notes contains various covenants customary in such instruments, including restrictions on incurring new debt, repurchasing company stock, paying dividends, selling assets, granting liens and other related items. At September 30, 2005, the Company was in compliance with the covenants under the 6 1/8% Senior Note agreement. Debt fees capitalized in connection with the 6 1/8% Senior Notes totaled $3.6 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheets.
Repurchase of 9% Senior Notes Due 2009
     On June 13, 2005, the Company commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding $175 million 9% Senior Notes due 2009 (9% Senior Notes). Total cash paid for the repurchase of the 9% Senior Notes was $194.8 million of which $174.9 million related to the principal amount of the 9% Senior Notes, $18.1 million related to the tender offer consideration and consent payment and $1.8 million related to accrued interest. The Company recorded refinancing charges of approximately $21.7 million, which included the tender offer consideration and consent payment, $3.2 million for the write-off of the remaining unamortized debt costs and $0.4 million in other related fees, and are included in the “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations. The repurchase of the 9% Senior Notes was completed on July 27, 2005.
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
     The U.S. portion of the New Credit Facility is guaranteed by the Company, certain foreign subsidiaries and its U.S. subsidiaries and is secured by substantially all of the Company’s and its subsidiaries’ U.S. assets, including U.S. inventories, equipment, receivables, owned real property and 65% of the stock of certain foreign subsidiaries. The U.K. portion of the New Credit Facility is guaranteed by the Company and all of its U.S. subsidiaries and is secured by substantially all of the Company’s and its subsidiaries U.K. assets.
     The terms of the New Credit Facility provide for financial covenants that include maintenance at all times of a maximum total debt to book capitalization ratio not to exceed 50%, and maintenance on a rolling four quarter basis of a minimum interest coverage ratio

(EBITDA/interest expense) of not less than 2.50 to 1.00. The New Credit Facility contains additional customary covenants, including restrictions to incur new debt, repurchase company stock, pay dividends, sell assets, grant liens and other related items. At September 30, 2005, the Company was in compliance with the various covenants under the New Credit Facility.
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
     As of September 30, 2005, the Company had borrowed $70.0 million under the New Credit Facility and $7.0 million had been used to support stand-by letters of credit. The borrowings under the New Credit Facility are recorded as “Long-Term Debt” in the accompanying Condensed Consolidated Balance Sheets as the Company has the ability under the credit agreements and the intent to maintain these obligations for longer than one year.
     Debt fees capitalized in connection with the New Credit Facility were $3.3 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheets. Unamortized loan costs of $2.3 million related to the Company’s previous credit facility were written off in the second quarter of 2005 and are included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations.
Redemption of 9 5/8% Senior Notes Due 2007
     Contemporaneously with entry into the New Credit Facility, the Company announced the call of its $200 million principal amount of 9 5/8% Senior Notes due 2007 (9 5/8% Senior Notes). The 9 5/8% Senior Notes were redeemed, in accordance with the indenture governing the 9 5/8% Senior Notes, for face value plus accrued and unpaid interest and a make-whole premium. The make-whole premium was calculated by discounting future interest and principal of the notes at a rate equal to the applicable Treasury Yield plus 50 basis points. Such redemption was completed on June 17, 2005 and was funded utilizing a combination of excess cash and borrowings under the New Credit Facility. The total cash paid in connection with the redemption was $226.2 million. In the second quarter of 2005, the Company recorded refinancing charges of $27.9 million, representing $25.4 million for the make-whole premium and $2.5 million for the write-off of the remaining unamortized debt costs and discount on the 9 5/8% Senior Notes, which is included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations.
     Treasury Rate Locks
     In April 2005, we entered into two Treasury rate lock agreements with an aggregate notional principal amount of $150.0 million whereby we locked in U.S. Treasury rates relating to an anticipated debt securities issuance. These Treasury rate locks were initially designated as cash-flow hedges of the forecasted semi-annual interest payments associated with an anticipated debt issuance. In the second quarter of 2005, the Treasury rate locks matured and a loss of $5.2 million was incurred, which is included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations, as we changed the terms and type of debt related to the anticipated offering.
Summary of Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
New Credit Facility	$70,000	$—
9 5/8% Senior Notes Due 2007	—	199,482
9% Senior Notes Due 2009	95	175,000
6 1/8% Senior Notes Due 2015	200,000	—
Capital Lease Obligations	2,558	—
Other	11,902	7,472

	$284,555	$381,954
Less: Current Portion of Long-Term Debt	7,957	4,181

	$276,598	$377,773

8. Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. The computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2005 did not exclude common stock equivalent shares because the average market price of the common stock for the applicable period was greater than exercise prices. For the three- and nine-month periods ended September 30, 2004, the diluted earnings per share computation excluded options to purchase 2.4 million and 3.9 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period.
9. Goodwill and Other Intangible Assets
     The carrying amount of goodwill by reporting unit is as follows:

	Drilling		Tubular
	Products and		Technology and
	Services	Drill Bits	Services	Other	Total
			(In thousands)
Balance, December 31, 2004	$130,127	$166,733	$97,133	$—	$393,993
Acquisitions	—	6,219	—	9,899	16,118
Translation and Other Adjustments	425	2,309	—	—	2,734

Balance, September 30, 2005	$130,552	$175,261	$97,133	$9,899	$412,845

     The Drill Bits reporting unit includes goodwill adjustments related to a change in the Company’s estimate of the tax basis of assets totaling $2.1 million at this segment’s U.K. subsidiary and at Diamond Products International, Inc.
     Intangible assets of $66.8 million and $43.8 million, net of accumulated amortization of $12.1 million and $10.3 million, as of September 30, 2005 and December 31, 2004, respectively, are recorded at cost and are amortized on a straight-line basis. The Company’s intangible assets primarily consist of patents, technology licenses, customer relationships, trademarks and covenants not to compete that are amortized over the definitive terms of the related agreement or the Company’s estimate of their useful lives if there are no definitive terms. See Note 12 for discussion of newly acquired intangibles in 2005. The following table shows the Company’s intangible assets by asset category:

	September 30, 2005			December 31, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
			(In thousands)
Patents	$66,576	$(6,993)	$59,583	$43,380	$(5,908)	$37,472
Technology Licenses	1,438	(556)	882	1,438	(498)	940
Customer Relationships	6,100	(515)	5,585	4,600	(335)	4,265
Trademarks	1,610	(993)	617	1,610	(815)	795
Covenants Not To Compete	3,125	(3,012)	113	3,125	(2,790)	335

	$78,849	$(12,069)	$66,780	$54,153	$(10,346)	$43,807

     Amortization expense related to intangible assets for the nine-month periods ended September 30, 2005 and 2004 was $3.3 million and $3.3 million, respectively, and was recorded in “General and Administrative” and “Research and Engineering” expenses in the Condensed Consolidated Statements of Operations. Amortization expense related to existing intangible assets for the remainder of 2005 is estimated to be $2.8 million and for each of the years 2006 through 2010 is estimated to be approximately $3.9 million, $3.6 million, $3.2 million, $3.0 million and $2.9 million, respectively.
10. Restricted Cash
     At September 30, 2005 the Company had $1.1 million of restricted cash. The restricted cash relates to the Company’s 60% interest in Tianjin Grant Prideco and is subject to dividend and distribution restrictions; however, such cash is available to fund the local operations in China.
11. Segment Information
Business Segments
     The Company operates through three primary business segments: Drilling Products and Services, Drill Bits and Tubular Technology and Services. The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The Drill Bits segment designs, manufactures and distributes fixed-cutter and roller-cone drill bits. The Company’s Tubular Technology and Services segment designs, manufactures and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company also has an Other segment that included the Company’s industrial drill pipe operations in 2004. Additionally, this segment now includes the results of IntelliServ, Inc., of which the Company acquired the remaining 50% interest in September 2005. Previously, our investment in IntelliServ, Inc. was accounted for as an equity method investment and was included in the Drilling Products and Services segment. IntelliServ, Inc. is now included in the Other segment as it will operate under a different business model than Drilling Products and Services and will be evaluated independently. Prior periods have been restated for current year presentation. Included in Corporate are general corporate expenses.

	Drilling		Tubular
	Products and		Technology and
	Services	Drill Bits	Services	Other	Corporate	Total
	(In thousands)
Three Months Ended:
September 30, 2005
Revenues from Unaffiliated Customers	$153,173	$100,132	$98,923	$—	$—	$352,228
Operating Income (Loss)	47,008	25,735	25,753	(1,464)	(12,181)	84,851
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests	65,344	26,596	25,803	(3,469)	(37,368)	76,906

September 30, 2004
Revenues from Unaffiliated Customers	$103,301	$79,492	$63,458	$115	$—	$246,366
Operating Income (Loss)	23,205	15,731	8,229	(287)	(12,420)	34,458
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests	27,531	13,936	8,118	(1,541)	(20,878)	27,166

	Drilling		Tubular
	Products and		Technology and
	Services	Drill Bits	Services	Other	Corporate	Total
	(In thousands)
Nine Months Ended:
September 30, 2005
Revenues from Unaffiliated Customers	$425,879	$283,847	$251,545	$—	$—	$961,271
Operating Income (Loss)	126,559	67,925	60,239	(1,904)	(34,504)	218,315
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests	168,246	66,236	59,408	(7,649)	(108,028)	178,213

September 30, 2004
Revenues from Unaffiliated Customers	$263,388	$235,335	$161,915	$1,875	$—	$662,513
Operating Income (Loss)	51,111	51,702	11,212	(1,994)	(26,395)	85,636
Income (Loss) from Continuing Operations Before Income Taxes and Minority Interests	59,162	45,691	11,806	(5,054)	(51,430)	60,175

12. Acquisitions
     On September 2, 2005, the Company acquired the remaining 50% interest in IntelliServ, Inc. (IntelliServ) for $8.3 million in cash plus a non-interest bearing note payable of $7.0 million, with $3.0 million due January 2006 and $4.0 million due January 2007, which was discounted to $6.8 million based on the Company’s incremental borrowing rate of 4.9%. Additional contingent consideration could be paid based on the product’s adoption rate and revenues. The purchase agreement limits the total contingent consideration to $85.0 million. IntelliServ, located in Provo, Utah, is developing a drill string telemetry network embedded within drill pipe. The Company previously owned 50% of IntelliServ and accounted for its investment under the equity method. Subsequent to acquiring a controlling interest, the Company’s consolidated financial statements include the accounts of IntelliServ from the date of acquisition. Previously recorded goodwill of $9.9 million, which is not tax deductible, and intangible assets of $0.8 million related to the Company’s initial 50% investment have been reclassified from “Investments in and Advances to Unconsolidated Affiliates” to “Goodwill” and “Intangible Assets, Net”, respectively. The value of intangible assets acquired was $22.7 million for patents, which is being amortized over 14 years, and there was no goodwill recognized with the remaining 50% interest purchase. The purchase price for the IntelliServ acquisition has been allocated to the fair values of net assets acquired. The preliminary purchase price allocation is based upon the Company’s current estimates of respective fair value of net assets acquired. IntelliServ results of operations are included in the Other segment.
     On July 21, 2005, the Company acquired substantially all of the assets of Corion Diamond Products, Ltd. (Corion), a coring business headquartered in Nisku, Alberta, for approximately $17.0 million in cash with up to an additional $9.5 million payable upon achieving certain performance benchmarks. Corion’s flagship product is the Corion Express, which allows an operator to drill and core without tripping the drill string, providing substantial operational savings compared with conventional coring techniques. The Company recorded goodwill of $6.0 million, which is fully tax deductible, and intangible assets of $2.5 million for patents and customer relationships, which are being amortized over 15 and 20 years, respectively. The purchase price for the Corion acquisition has been allocated to the fair values of net assets acquired. The preliminary purchase price allocation is based upon the Company’s current estimates of respective fair value of net assets acquired. Corion’s results of operations are included in the Drill Bits segment from the date of acquisition.
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
13. Dispositions
     In March 2005, the Company received payment of $2.5 million for a note payable related to the sale of Star Iron Works, Inc. in March 2003. The note payable was originally valued and recorded for $0.9 million due to risk of collectibility. The Company recognized a gain of $1.6 million, which is included in “Other Income, Net” in the Condensed Consolidated Statements of Operations.
     During the third quarter of 2004, the Company sold its Bryan, Texas facility, along with some other fixed assets, and recorded a gain on sale of assets of $2.2 million, which was recorded in the Condensed Consolidated Statements of Operations in “Other Income, Net.”
     On March 4, 2004, the Company sold its Plexus Ocean Systems (POS) rental wellhead business for $1.3 million in net cash. The POS operations were included in the Company’s Other segment. The Company recognized a pre-tax loss of $0.1 million on the sale, which was recorded in the accompanying Condensed Consolidated Statements of Operations in “Other Income, Net”. Revenues and operating loss related to POS for the three- and nine- month periods ended September 30, 2004 were not material.
     On September 2, 2003, the Company sold Rotator AS for $14.3 million in cash, which included a post-closing working capital adjustment of $0.8 million that was recorded in the first quarter of 2004 and is in the accompanying Condensed Consolidated Statements of Operations in “Other Income, Net”.

14. Discontinued Operations
     On April 23, 2004, the Company sold the assets and business of its Texas Arai division for $20.2 million in cash, subject to final working capital adjustments, and recognized a loss on sale of $11.4 million, $10.1 million net of tax, which primarily related to the goodwill allocated to this operation. Texas Arai was previously included in the Company’s Tubular Technology and Services segment. Summarized financial information for the discontinued operations of Texas Arai included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
	(In thousands)
Revenues	$—	$12,833

Income Before Income Taxes	32	1,378
Income Tax Provision	(11)	(482)

Income from Operations, Net of Tax	21	896
Loss on Disposal, Net of Tax	—	(10,118)

	$21	$(9,222)

     Intercompany sales and profit related to Texas Arai, which were eliminated from the summarized information above, were not material for the periods presented.
15. Pension Plans
U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s Reed Hourly Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Service Cost	$94	$96	$290	$264
Interest Cost	192	178	572	526
Expected Return on Plan Assets	(153)	(141)	(463)	(388)
Administration Expenses	44	13	132	36

Net Periodic Benefit Cost	$177	$146	$531	$438

     Estimated contributions for the 2005 plan year are expected to be $1.4 million, of which $0.6 million has been paid as of September 30, 2005.
Non-U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s UK Hycalog Retirement Death Benefit Scheme:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Interest Cost	$250	$210	$744	$630
Expected Return on Plan Assets	(250)	(225)	(763)	(676)
Amortization of Gain	—	23	19	70
Administration Expenses	47	95	183	298

Net Periodic Benefit Cost	$47	$103	$183	$322

     The Company does not expect to make any contributions in 2005 related to this plan.
16. Investments in Unconsolidated Affiliates
     The Company owns 50.01% of Voest-Alpine Tubulars (VAT), a partnership that is accounted for under the equity method of accounting due to the minority owner having substantive participating rights.
     Summarized financial information for VAT is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Net Sales	$149,864	$83,331	$387,451	$221,365
Gross Profit	38,743	7,048	90,436	18,060
Net Income	35,722	4,412	78,487	9,141
Company’s Equity Income	17,906	2,614	39,568	4,957
Dividends Received	—	—	12,041	4,764
     The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on VAT sales to the Company.
     During 2004, the Company’s supply agreement with VAT was amended. The amended agreement provided for a reduced minimum annual purchase commitment through July 31, 2007, effective April 1, 2004. The amendment also provides for a surcharge provision under which actual costs of key raw materials in the green pipe production process will be indexed to the April 2003 base cost and surcharges per ton assessed accordingly for the difference. These surcharges were phased in during 2004 and are in place beginning in 2005. Although the Company is not contractually obligated to purchase an annual minimum quantity, the contract does include a penalty when purchases fall below a minimum level calculated using a two-year average. The maximum annual penalty due under the contract would be approximately 1.9 million Euros annually.
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
     In August 2005, the FASB issued Staff Position No. FAS 123R-1 “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R” (FSP 123R-1). This Statement defers at this time the requirement of SFAS No. 123R that a freestanding financial instrument originally subject to SFAS No. 123R becomes subject to the recognition and measurement requirements of other applicable generally acceptable accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The Company will apply the additional guidance provided by FSP 123R-1 upon implementation of SFAS No. 123R.
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
18. Subsidiary Guarantor Financial Information
     The following unaudited condensed consolidating statements of operations for the three- and nine-month periods ended September 30, 2005 and 2004, condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004, and condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2005 and 2004 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 6 1/8% Senior Notes are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$276,013	$194,683	$(118,468)	$352,228
Operating Expenses:
Cost of sales	—	184,196	119,724	(102,482)	201,438
Selling, general and administrative	—	46,144	19,795	—	65,939
Other charges	—	—	—	—	—

	—	230,340	139,519	(102,482)	267,377

Operating Income	—	45,673	55,164	(15,986)	84,851
Interest Expense	(5,051)	(23)	(64)	—	(5,138)
Other Income, Net	—	627	2,293	—	2,920
Equity Income in Unconsolidated Affiliates	—	15,927	—	—	15,927
Refinance Charges	(21,654)	—	—	—	(21,654)
Equity in Subsidiaries, Net of Taxes	66,009	—	—	(66,009)	—

Income Before Income Taxes and Minority Interest	39,304	62,204	57,393	(81,995)	76,906
Income Tax (Provision) Benefit	8,810	(23,677)	(10,586)	—	(25,453)

Income Before Minority Interests	48,114	38,527	46,807	(81,995)	51,453
Minority Interests	—	—	(3,339)	—	(3,339)

Net Income	$48,114	$38,527	$43,468	$(81,995)	$48,114

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$755,185	$413,010	$(206,924)	$961,271
Operating Expenses:
Cost of sales	—	508,163	210,064	(168,596)	549,631
Selling, general and administrative	—	135,968	57,357	—	193,325

	—	644,131	267,421	(168,596)	742,956

Operating Income	—	111,054	145,589	(38,328)	218,315
Interest Expense	(23,039)	(1,075)	(264)	—	(24,378)
Other Income, Net	—	2,413	5,100	—	7,513
Equity Income in Unconsolidated Affiliates	—	33,849	—	—	33,849
Refinance Charges	(49,541)	(7,545)	—	—	(57,086)
Equity in Subsidiaries, Net of Taxes	158,895	—	—	(158,895)	—

Income Before Income Taxes and Minority Interest	86,315	138,696	150,425	(197,223)	178,213
Income Tax (Provision) Benefit	24,293	(54,173)	(29,766)		(59,646)

Income Before Minority Interests	110,608	84,523	120,659	(197,223)	118,567
Minority Interests	—	—	(7,959)	—	(7,959)

Net Income	$110,608	$84,523	$112,700	$(197,223)	$110,608

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2005
(Unaudited)
ASSETS

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Current Assets:
Cash	$—	$4,743	$19,357	$—	$24,100
Restricted cash	—	—	1,073	—	1,073
Accounts receivable, net	—	156,058	72,362	—	228,420
Inventories	—	270,069	137,145	(40,317)	366,897
Deferred charges	—	12,589	231	—	12,820
Current deferred tax assets	—	30,109	7,784	—	37,893
Other current assets	—	5,410	10,236	—	15,646

	—	478,978	248,188	(40,317)	686,849
Property, Plant and Equipment, Net	—	133,959	107,390	—	241,349
Goodwill	—	221,621	191,224	—	412,845
Investment In and Advances to Subsidiaries	1,446,361	—	—	(1,446,361)	—
Investment In and Advances to Unconsolidated Affiliates	—	60,706	—	—	60,706
Other Assets	6,635	56,714	14,769	—	78,118

	$1,452,996	$951,978	$561,571	$(1,486,678)	$1,479,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$7,957	$—	$—	$7,957
Accounts payable	—	65,395	22,792	—	88,187
Deferred revenues	—	16,905	364	—	17,269
Federal income taxes payable	—	917	26,338	—	27,255
Current deferred tax liabilities	—	184	3,222	—	3,406
Intercompany liabilities (assets)	292,703	(524,085)	231,382	—	—
Other accrued liabilities	2,341	56,735	26,278	—	85,354

	295,044	(375,992)	310,376	—	229,428
Long-Term Debt	270,000	6,598	—	—	276,598
Deferred Tax Liabilities	—	25,248	26,101	—	51,349
Other Long-Term Liabilities	—	14,420	1,312	—	15,732
Commitments and Contingencies	—	—	—	—	—
Minority Interests	—	—	18,808	—	18,808
Stockholders’ Equity	887,952	1,281,704	204,974	(1,486,678)	887,952

	$1,452,996	$951,978	$561,571	$(1,486,678)	$1,479,867

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$120,395	$(25,493)	$44,189	$(13,402)	$125,689
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(28,725)	—	—	—	(28,725)
Proceeds from sale of businesses, net of cash disposed	—	2,521	—	—	2,521
Capital expenditures for property, plant and equipment	—	(12,983)	(7,341)	—	(20,324)
Other, net	—	(3,719)	132	—	(3,587)

Net cash used in investing activities	(28,725)	(14,181)	(7,209)	—	(50,115)
Cash Flows From Financing Activities:
Repayments on revolver debt, net	70,000	—	—	—	70,000
Repayments on debt, net	(174,905)	(3,086)	—	—	(177,991)
Borrowings (Repayments) between subsidiaries, net	4,753	16,782	(21,535)	—	—
Debt refinancing costs	(43,778)	—	—	—	(43,778)
Debt issue costs	(6,041)	—	—	—	(6,041)
Proceeds from stock option exercises	59,276	—	—	—	59,276
Dividends paid	—	—	(13,402)	13,402	—
Other, net	(975)	—	—	—	(975)

Net cash (used in) provided by financing activities	(91,670)	13,696	(34,937)	13,402	(99,509)
Effect of Exchange Rate Changes on Cash	—	—	483	—	483

Net (Decrease) Increase in Cash	—	(25,978)	2,526	—	(23,452)
Cash at Beginning of Period	—	30,721	16,831	—	47,552

Cash at End of Period	$—	$4,743	$19,357	$—	$24,100

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2004
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$174,373	$71,993	$—	$246,366
Operating Expenses:
Cost of sales	—	107,147	41,646	—	148,793
Selling, general and administrative	—	44,279	15,033	—	59,312
Other charges	—	3,777	26	—	3,803

	—	155,203	56,705	—	211,908

Operating Income	—	19,170	15,288	—	34,458
Interest Expense	(9,563)	(734)	(55)	—	(10,352)
Other Income (Expense), Net	—	2,399	(786)	—	1,613
Equity Income in Unconsolidated Affiliates	—	1,447	—	—	1,447
Equity in Subsidiaries, Net of Taxes	24,118	—	—	(24,118)	—

Income From Continuing Operations Before Income Taxes and Minority Interest	14,555	22,282	14,447	(24,118)	27,166
Income Tax (Provision) Benefit	2,700	(7,623)	(3,683)		(8,606)

Income From Continuing Operations Before Minority Interests	17,255	14,659	10,764	(24,118)	18,560
Minority Interests	—	—	(1,326)	—	(1,326)

Income From Continuing Operations	17,255	14,659	9,438	(24,118)	17,234
Income From Discontinued Operations, Net of Tax	—	21	—	—	21

Net Income	$17,255	$14,680	$9,438	$(24,118)	$17,255

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2004
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$447,914	$214,599	$—	$662,513
Operating Expenses:
Cost of sales	—	281,714	117,200	—	398,914
Selling, general and administrative	—	119,368	49,560	—	168,928
Other charges	—	6,984	2,051	—	9,035

	—	408,066	168,811	—	576,877

Operating Income	—	39,848	45,788	—	85,636
Interest Expense	(27,569)	(3,410)	(363)	—	(31,342)
Other Income (Expense), Net	—	7,646	(3,675)	—	3,971
Equity Income in Unconsolidated Affiliates	—	1,910	—	—	1,910
Equity in Subsidiaries, Net of Taxes	45,368	—	—	(45,368)	—

Income From Continuing Operations Before Income Taxes and Minority Interest	17,799	45,994	41,750	(45,368)	60,175
Income Tax (Provision) Benefit	8,822	(16,441)	(12,606)	—	(20,225)

Income From Continuing Operations Before Minority Interests	26,621	29,553	29,144	(45,368)	39,950
Minority Interests	—	—	(4,107)	—	(4,107)

Income From Continuing Operations	26,621	29,553	25,037	(45,368)	35,843
Loss From Discontinued Operations, Net of Tax	—	(9,222)	—	—	(9,222)

Net Income	$26,621	$20,331	$25,037	$(45,368)	$26,621

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004
ASSETS

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Current Assets:
Cash	$—	$30,721	$16,831	$—	$47,552
Restricted cash	—	—	231	—	231
Accounts receivable, net	—	133,589	68,495	—	202,084
Inventories	—	193,738	95,082	—	288,820
Deferred charges	—	17,204	—	—	17,204
Current deferred tax assets	—	24,236	2,237	—	26,473
Other current assets	—	5,920	8,483	—	14,403

	—	405,408	191,359	—	596,767
Property, Plant and Equipment, Net	—	141,793	102,512	—	244,305
Goodwill	—	206,004	187,989	—	393,993
Investment In and Advances to Subsidiaries	1,080,596	—	—	(1,080,596)	—
Investment In and Advances to Unconsolidated Affiliates	—	49,159	—	—	49,159
Other Assets	6,101	38,357	15,784	—	60,242

	$1,086,697	$840,721	$497,644	$(1,080,596)	$1,344,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$4,181	$—	$—	$4,181
Accounts payable	—	40,912	30,829	—	71,741
Deferred revenues	—	21,413	—	—	21,413
Current deferred tax liabilities	—	(47)	3,155	—	3,108
Other accrued liabilities	6,673	56,821	31,564	—	95,058

	6,673	123,280	65,548	—	195,501
Long-Term Debt	374,483	3,290	—	—	377,773
Deferred Tax Liabilities	—	10,536	25,897	—	36,433
Other Long-Term Liabilities	—	11,954	1,270	—	13,224
Commitments and Contingencies	—	—	—	—	—
Minority Interests	—	—	15,994	—	15,994
Stockholders’ Equity	705,541	691,661	388,935	(1,080,596)	705,541

	$1,086,697	$840,721	$497,644	$(1,080,596)	$1,344,466

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2004
(Unaudited)
(Restated)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$16,508	$53,980	$6,548	$—	$77,036
Cash Flows From Investing Activities:
Acquisition of businesses	(33,833)	—	—	—	(33,833)
Proceeds from sale of businesses, net of cash disposed	—	1,349	831	—	2,180
Proceeds on sale of discontinued operations, net of cash disposed	—	20,159	—	—	20,159
Capital expenditures for property, plant and equipment	—	(13,939)	(15,590)	—	(29,529)
Other, net	—	4,514	178	—	4,692

Net cash (used in) provided by investing activities	(33,833)	12,083	(14,581)	—	(36,331)
Cash Flows From Financing Activities:
Repayments on debt, net	—	(40,019)	(2,277)	—	(42,296)
Proceeds from stock option exercises	18,397	—	—	—	18,397
Other, net	(1,072)	—	—	—	(1,072)

Net cash provided by (used in) financing activities	17,325	(40,019)	(2,277)	—	(24,971)
Effect of Exchange Rate Changes on Cash	—	—	2	—	2

Net Increase (Decrease) in Cash	—	26,044	(10,308)	—	15,736
Cash at Beginning of Period		2,620	16,610	—	19,230

Cash at End of Period	$—	$28,664	$6,302	$—	$34,966

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our financial condition as of September 30, 2005, and our results of operations for the three- and nine-month periods ended September 30, 2005 and 2004. This discussion should be read with our financial statements and their notes included elsewhere in this report, as well as our financial statements and their related notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.
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
Refinancing Charges
     In the second quarter of 2005, we began a comprehensive debt restructuring program to decrease interest expense and improve flexibility. This program included a new $350 million credit facility, replacing our previous $190 million credit facility, and an early redemption of our $200 million 9 5/8% Senior Notes. The related refinancing charges associated with these transactions were $35.4 million which comprised $25.4 million for the make-whole premium on the 9 5/8% Senior Notes, $4.8 million related to the write-off of debt issue costs associated with the previous credit facility and the 9 5/8% Senior Notes, including the 9 5/8% Senior Note’s discount, and $5.2 million related to the settlement of Treasury rate locks, and are included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations.
     In the third quarter of 2005, we issued $200 million of 6 1/8% Senior Notes due 2015 (6 1/8% Senior Notes) at par and repurchased substantially all of our outstanding 9% Senior Notes due 2009 (9% Senior Notes). We incurred total refinancing charges of $21.7 million related to the repurchase which comprised $18.1 million for the tender offer consideration and consent payment, $3.2 million related to the write-off of debt issue costs and $0.4 million in other related fees.
     The completion of these transactions finalized our debt restructuring program and we anticipate reducing our annual interest expense by approximately $19 million. See Liquidity and Capital Resources section for further discussion related to our debt restructuring and refinancing charges.
IntelliServ Acquisition
     On September 2, 2005, we acquired the remaining 50% interest in IntelliServ, Inc. (IntelliServ) for $8.3 million in cash plus a non-interest bearing note payable of $7.0 million, with $3.0 million due January 2006 and $4.0 million due January 2007, which was discounted to $6.8 million based on our incremental borrowing rate of 4.9%. Additional contingent consideration could be paid based on the product’s adoption rate and revenues. The purchase agreement limits the total contingent consideration to $85.0 million. IntelliServ, located in Provo, Utah, is developing a drill string telemetry network embedded within drill pipe.
Corion Diamond Products Acquisition
     On July 21, 2005, we acquired substantially all of the assets of Corion Diamond Products, Ltd. (Corion), a coring business headquartered in Nisku, Alberta, for approximately $17.0 million in cash with up to an additional $9.5 million payable upon achieving certain performance benchmarks. Corion’s flagship product is the Corion Express, which allows an operator to drill and core without tripping the drill string, providing substantial operational savings compared with conventional coring techniques.
Market Trends
     Our business primarily depends on the level of worldwide oil and gas drilling activity, which depends on capital spending by major, independent and state-owned exploration and production companies. Those companies adjust capital spending according to their expectations for oil and gas prices, which creates cycles in drilling activity. Each of our business segments generally tracks the level of domestic and international drilling activity, but their revenues, cash flows and profitability follow the rig count at different stages within these market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count. In a declining market, customers are contractually required to purchase ordered drill pipe even if they will no longer need that pipe. This creates a situation where some customers have an inventory of excess drill pipe. Drill bit demand and this segment’s earnings and cash flows have closely tracked the worldwide rig count. Within our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in premium tubular markets, including North American offshore drilling (in particular, the Gulf of Mexico) and deep U.S. gas drilling, but short-term demand for Atlas Bradford products also can be affected by inventories at OCTG distributors. The TCA product line also is affected by the level of U.S. OCTG mill activity. This segment’s XL Systems product line generally follows the level of worldwide offshore drilling activity.
     For the periods below, the revenues, profitability and cash flows from each of our business segments have been impacted by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Three Months Ended September 30,
	2005	2004
WTI Oil(a)
Average	$63.18	$43.91
Ending	66.24	49.64
Henry Hub Gas(b)
Average	$9.84	$5.50
Ending	14.50	6.45
North American Rig Count(c)
Average	1,926	1,555
Ending	1,949	1,530
International Rig Count(c)
Average	911	846
Ending	907	866

(a)	Price per barrel of West Texas Intermediate (WTI) crude. Source: Bloomberg Energy/Commodity Service.

(b)	Price per MMBtu. Source: Bloomberg Energy/Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).

Future Market Trends and Expectations
     We anticipate future results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity. These perceptions depend on their views regarding oil and natural gas prices. Commodity prices continued to strengthen during the first three quarters of 2005, resulting in drilling activity that was stronger than we originally anticipated. Offsetting these strengths was above normal storm activity in the Gulf of Mexico, which has decreased the number of available rigs in this region for the near future.
     When forecasting our results for the remainder of 2005, we relied on assumptions about the market, customers, and suppliers, and we also considered the Company’s results and backlog from the first three quarters of 2005. All these indicators appear strong. We anticipate commodity price strength for the foreseeable future driven by strong worldwide demand. Improving pricing, profitability and outlook of our customers should translate into a continuation of strong worldwide drilling activity levels through year-end. Also, in Canada, the seasonal drilling activity increase should be accompanied by a shift toward more complex drilling in the North, which should incrementally help our drill bit product mix. Finally, our backlog is at record levels. At September 30, 2005, our total backlog was $742.5 million, up $450.6 million from December 31, 2004. This is the highest backlog level since the Company became public in April 2000. Using these indicators, we anticipate that fourth quarter earnings will be another record, in the range of $0.50 to 0.52 per share. This should bring earnings for the full year to be in the range of $1.35 to $1.37 per share, including refinancing charges.
Results of Operations
     The following table sets forth revenues and operating income reflecting the Company’s financial results for the three- and nine- month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004		% Change	2005	2004		% Change
	(In thousands)
Revenues:
Drilling Products and Services	$153,173	$103,301		48%	$425,879	$263,388		62%
Drill Bits	100,132	79,492		26%	283,847	235,335		21%
Tubular Technology and Services	98,923	63,458		56%	251,545	161,915		55%
Other	—	115		(100%)	—	1,875		(100%)

Total Revenues	352,228	246,366		43%	961,271	662,513		45%
Operating Income (Loss):
Drilling Products and Services	$47,008	$23,205		103%	$126,559	$51,111	(b)	148%
Drill Bits	25,735	15,731		64%	67,925	51,702		31%
Tubular Technology and Services	25,753	8,229		213%	60,239	11,212	(c)	437%
Other	(1,464)	(287)		410%	(1,904)	(1,994)		(5%)
Corporate	(12,181)	(12,420	) (a)	(2%)	(34,504)	(26,395)		31%

Total Operating Income	84,851	34,458		146%	218,315	85,636		155%

(a)	Includes other charges of $3.8 million for the write-off of leasehold improvements and furniture and fixtures related to the relocation of our corporate office in September 2004.

(b)	Includes other charges of $2.0 million related to our manufacturing rationalization program, which includes lease termination, severance and other exit costs in connection with the downsizing of our Drilling Products and Services Canadian operations.

(c)	Includes other charges of $3.2 million for severance costs related to the Tubular Technology and Services organizational restructuring.

Consolidated Revenues and Operating Income
     Results for the three-month periods ended September 30, 2005 and 2004
     For the three-month period ended September 30, 2005 consolidated revenues increased by $105.9 million, or 43%, compared to last year’s third quarter. Consolidated operating income increased by $50.4 million, or 146%, and consolidated operating income margins increased to 24% from 14% for the same period in 2004. Each of our operating segments reported record revenues and operating income, reflecting the continued strong market activity. The improved margins reflect increased volumes across all three segments and better pricing, primarily at our Drilling Products and Services and Tubular Technology and Services segments. Other operating expenses (sales and marketing, general and administrative and research and engineering) increased $6.6 million compared to last year’s third quarter; however, as a percentage of revenues, operating expenses were reduced to 19% from 24% for the same period last year. This improvement primarily reflects overhead reductions at our Drill Bits segment.
     Results for the nine-month periods ended September 30, 2005 and 2004
     For the nine-month period ended September 30, 2005, consolidated revenues increased by $298.8 million, or 45%, compared to the same period in 2004. Consolidated operating income increased by $132.7 million, or 155%, and consolidated operating income margins increased to 23% from 13% for the same period in 2004. These improvements reflect increased volumes and better pricing across all of our segments. Other operating expenses (sales and marketing, general and administrative and research and engineering) as a percentage of revenues were reduced to 20% for the nine-month period ended September 30, 2005 from 25% for the same period in 2004.
     See discussion below on individual segments for further revenue and operating income variance discussion.
Drilling Products and Services
     Results for the three-month periods ended September 30, 2005 and 2004
     Revenues for the Drilling Products and Services segment increased by 48%, to $153.2 million, compared to last year’s third quarter of $103.3 million. Operating income increased to $47.0 million, compared to $23.2 million in last year’s third quarter, and operating income margins increased to 31% from 22% for last year’s third quarter. These improvements reflect a 30% increase in drill pipe footage sold and an 18% increase in average sales price per foot. Additionally, this segment’s Chinese operations improved significantly reflecting strong market demand in that region. Backlog for this segment increased to a record $576.8 million at September 30, 2005, due to strong U.S drilling activity and a large increase in China reflecting annual purchasing activity.
     Results for the nine-month periods ended September 30, 2005 and 2004
     Revenues for the Drilling Products and Services segment increased by 62% for the nine-month period ended September 30, 2005, to $425.9 million, compared to $263.4 million for the same period last year. Operating income increased to $126.6 million for the nine-month period ended September 30, 2005, compared to $51.1 million for the same period last year, and operating income margins increased to 30% from 19% for the same period in 2004. These improvements reflect a 39% increase in drill pipe footage sold and a 17% increase in average sales price per foot. Additionally, for the nine-month period ended September 30, 2005 compared to the same period in 2004, this segment’s results reflect the benefits from the rationalization program implemented at the beginning of 2004 that streamlined manufacturing processes and reduced costs.
Drill Bits
     Results for the three-month periods ended September 30, 2005 and 2004
     Revenues for the Drill Bits segment increased by 26%, to $100.1 million, compared to last year’s third quarter revenues of $79.5 million. This improvement primarily reflects an 18% increase in the average worldwide rig count, with increased sales primarily in the Canadian and North Sea/Russia markets and incremental sales related to the Corion acquisition in July 2005. Operating income increased to $25.7 million for the three-month period ended September 30, 2005, compared to $15.7 million for the same period in 2004, and operating income margins increased to 26% compared to 20% for the same period. The increase in operating income margins was primarily due to decreased overhead expenses and withdrawal from selected low margin areas.

     Results for the nine-month periods ended September 30, 2005 and 2004
     Revenues for the Drill Bits segment increased by 21% for the nine-month period ended September 30, 2005, to $283.8 million, compared to $235.3 million for the same period in 2004. This revenue increase primarily reflects a 14% increase in worldwide rig count, coupled with incremental sales related to the DPI acquisition in August 2004 and the Corion acquisition. Operating income increased to $67.9 million for the nine-month period ended September 30, 2005, compared to $51.7 million for the same period in 2004, and operating income margins increased to 24% compared to 22% for the same period. The increase in operating income margins was primarily due to decreased overhead expenses and withdrawal from selected low margin areas.
Tubular Technology and Services
     Results for the three-month periods ended September 30, 2005 and 2004
     Revenues for the Tubular Technology and Services segment increased by 56%, to $98.9 million, compared to last year’s third quarter of $63.5 million. Operating income margins increased to 26% from 13% for the same period in 2004. These increases were primarily due to improved results in this segment’s XL Systems and TCA divisions. XL benefited from strong deliveries of its Viper™ and XLF™ (flush thread) connections, while TCA saw continued pricing improvements and strong demand for its specialty products.
     Results for the nine-month periods ended September 30, 2005 and 2004
     Revenues for the Tubular Technology and Services segment increased 55% for the nine-month period ended September 30, 2005, to $251.5 million, compared to $161.9 million for the same period in 2004. This increase was primarily due to increased sales at TCA and XL Systems reflecting strong market activity. Operating income margins increased to 24% compared to 7% for the same period in 2004 reflecting improved results in this segment’s TCA and Atlas Bradford product lines due to pricing improvements and strong demand for premium casing processing and threading services. Additionally, this segment’s results also reflect the benefits from cost cutting initiatives implemented during 2004.
Other
     This segment primarily includes the operating results of IntelliServ, which was accounted for as an equity method investment until we purchased the remaining 50% in September 2005. The operating loss of $1.5 million and $1.9 million for the three- and nine- month periods ended September 2005 reflect start-up costs associated with the on-going commercialization of the drill string telemetry network.
Corporate
     Corporate expenses decreased $0.2 million and increased $8.1 million for the three- and nine- month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. Corporate expenses for the three-month period ended September 30, 2004 include $3.8 million of other charges related to the write-off of leasehold improvements and furniture and fixtures due to the relocation of our Corporate office. Excluding this charge, the increase in corporate expenses for the three- and nine-month periods ended September 30, 2005 compared to the comparable 2004 periods is primarily due to increased long-term incentive costs and costs related to compliance with Section 404 of the Sarbanes-Oxley Act during 2005.
Other Income and Expenses
     Interest expense decreased $5.2 million and $7.0 million for the three- and nine-month periods ended September 30, 2005, respectively, as compared to the same periods in 2004 reflecting the early redemption of our 9 5/8% Senior Notes in June 2005, the repurchase of our 9% Senior Notes in July 2005 and lower average credit facility borrowings in 2005. This was partially offset by the issuance of our $200 million of 6 1/8% Senior Notes in July 2005.
     Other income increased $1.3 million and $3.5 million for the three- and nine-month periods ended September 30, 2005, respectively, as compared to the same periods in 2004, primarily due to foreign exchange gains from the strengthening of the U.S. Dollar against the Euro and Pound Sterling during 2005, partially offset by gains on sale of assets in 2004.

     Equity income from our unconsolidated affiliates increased $14.5 million and $31.9 million for the three- and nine-month periods ended September 30, 2005, respectively, as compared to the same periods in 2004, reflecting increased earnings at Voest-Alpine Tubulars (VAT). VAT has benefited from strong demand and pricing for seamless OCTG products.
     We incurred refinancing charges of $21.7 million and $57.1 million for the three- and nine-month periods ended September 30, 2005, respectively, related to our debt restructuring.
     Our annual effective tax rate is estimated to be 33.5% (33.1% for the third quarter of 2005). This rate includes the effect of reclassifying the income tax expense related to the VAT equity investment to the income tax line.
Liquidity and Capital Resources
Overview
     At September 30, 2005, we had cash of $24.1 million, borrowing availability of $273.0 million under our new credit facility and working capital of $457.5 million, compared to cash of $47.6 million, borrowing availability of $168.0 million and working capital of $401.3 million at December 31, 2004.
Historical Cash Flows
     The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented:

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Net Cash Provided by Operating Activities	$125,689	$77,036
Net Cash Used in Investing Activities	(50,115)	(36,331)
Net Cash Used in Financing Activities	(99,509)	(24,971)
     Operating Activities
     Net cash flows provided by operating activities increased by $48.7 million for the nine-month period ended September 30, 2005 compared to the same period in 2004. Cash flows before changes in operating assets and liabilities increased by $82.7 million, primarily reflecting the $84.0 million increase in net income, which was partially offset by a use of cash of $34.0 million, primarily due to increased accounts receivable and inventories reflecting the increased drilling activity in 2005.
     Investing Activities
     Net cash used in investing activities increased by $13.8 million for the nine-month period ended September 30, 2005, compared to the same period in 2004. The nine-month period ended September 30, 2004 includes net cash used of $11.5 million related to business combination activity, which primarily includes proceeds of $20.2 million for the sale of Texas Arai and cash used of $33.8 million related to the acquisitions of DPI and the PDC manufacturing business of Novatek. This compares to $26.2 million for the same period in 2005 primarily related to the acquisitions of Corion and Intelliserv. Additionally, proceeds from fixed asset sales decreased $5.5 million in 2005 as compared to 2004.
     Capital Expenditures
     Our capital expenditures for property, plant and equipment totaled $20.3 million and $29.5 million for the nine-month periods ended September 30, 2005 and 2004, respectively. We currently expect to spend between $30 million to $35 million for property, plant and equipment during 2005. Most of this spending will be related to normal maintenance capital and efficiency enhancements.

     Financing Activities
     Net cash used in financing activities increased $74.5 million for the nine-month period ended September 30, 2005 compared to the same period in 2004. This increase reflects the redemption of the $200 million 9 5/8% Senior Notes, the repurchase of the $175 million 9% Senior Notes and the associated costs for both of $43.8 million, which was partially offset by the issuance of the $200 million 6 1/8% Senior Notes in 2005. See Debt Restructuring below for further discussion. Additionally, the results for the nine-month period ended September 30, 2005 include credit facility borrowings of $70.0 million as compared to credit facility repayments of $14.3 million and the increase in proceeds from stock option exercises was $40.9 million in 2005 as compared to 2004.
Debt Restructuring
     Issuance of 6 1/8% Senior Notes Due 2015
     On July 27, 2005, we issued $200 million of 6 1/8% Senior Notes due 2015 (6 1/8% Senior Notes) at par. Net proceeds from the issuance of approximately $196.4 million were used to finance the repurchase of our outstanding 9% Senior Notes due 2009 and to repay a portion of the outstanding borrowings under our New Credit Facility. Interest is payable on the 6 1/8% Senior Notes on February 15 and August 15 of each year. The 6 1/8% Senior Notes are guaranteed by all of our domestic subsidiaries. After August 15, 2010, we may redeem all or part of the 6 1/8% Senior Notes at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Percentage
2010	103.063%
2011	102.042%
2012	101.021%
2013 and thereafter	100.000%
     The indenture governing the 6 1/8% Senior Notes contains various covenants customary in such instruments, including restrictions on incurring new debt, repurchasing our stock, paying dividends, selling assets, granting liens and other related items. Debt fees capitalized in connection with the 6 1/8% Senior Notes totaled $3.6 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheets.
     Repurchase of 9% Senior Notes Due 2009
     On June 13, 2005, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding $175 million 9% Senior Notes due 2009 (9% Senior Notes). Total cash paid for the repurchase of the 9% Senior Notes was $194.8 million of which $174.9 million related to the principal amount of the 9% Senior Notes, $18.1 million related to the tender offer consideration and consent payment and $1.8 million related to accrued interest. We recorded refinancing charges of approximately $21.7 million, which included the tender offer consideration and consent payment, $3.2 million for the write-off of the remaining unamortized debt costs and $0.4 million in other related fees, and are included in the “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations. The repurchase of the 9% Senior Notes was completed on July 27, 2005.
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
     The terms of the New Credit Facility provide for financial covenants that include maintenance at all times of a maximum total debt to book capitalization ratio not to exceed 50%, and maintenance on a rolling four quarter basis of a minimum interest coverage ratio

(EBITDA/interest expense) of not less than 2.50 to 1.00. The New Credit Facility contains additional customary covenants, including restrictions to incur new debt, repurchase company stock, pay dividends, sell assets, grant liens and other related items.
     Amounts outstanding under the U.S. portion of the New Credit Facility accrue interest, at our option, at either the base rate or Eurocurrency rate plus, in each case, an applicable margin. The base rate is a fluctuating interest rate based upon the higher of (a) the Wells Fargo prime rate or (b) the Federal Funds rate plus 0.50%; the Eurocurrency rate is a fluctuating interest rate based upon the British Banking Association LIBOR. The applicable margin ranges from 0.00% to 1.00% for the base rate and from 1.00% to 2.00% for the Eurocurrency rate, and the unused portion of the revolver is subject to a commitment fee ranging from 0.20% to 0.50%. Each of these ranges is based upon our total debt to book capitalization ratio. Amounts outstanding under the U.K. portion accrue interest based upon the base rate as determined by HSBC Bank, plus a margin ranging from 0.00% to 1.00%. The U.S. portion of the New Credit Facility also provides us with availability for stand-by letters of credit.
     As of September 30, 2005, we had borrowed $70.0 million under the New Credit Facility and $7.0 million had been used to support stand-by letters of credit. The borrowings under the New Credit Facility are recorded as “Long-Term Debt” in the accompanying Condensed Consolidated Balance Sheets as we have the ability under the credit agreements and the intent to maintain these obligations for longer than one year.
     Debt fees capitalized in connection with the New Credit Facility were $3.3 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheets. Unamortized loan costs of $2.3 million related to our previous credit facility were written off in the second quarter of 2005 and are included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations.
     Redemption of 9 5/8% Senior Notes Due 2007
     Contemporaneously with entry into the New Credit Facility, we announced the call of our $200 million principal amount of 9 5/8% Senior Notes due 2007 (9 5/8% Senior Notes). The 9 5/8% Senior Notes were redeemed in accordance with the indenture governing the 9 5/8% Senior Notes, for face value plus accrued and unpaid interest and a make-whole premium. The make-whole premium was calculated by discounting future interest and principal of the notes at a rate equal to the applicable Treasury Yield plus 50 basis points. Such redemption was completed on June 17, 2005 and was funded utilizing a combination of excess cash and borrowings under the New Credit Facility. The total cash paid in connection with the redemption was $226.2 million. In the second quarter of 2005, we recorded refinancing charges of approximately $27.9 million, representing $25.4 million for the make-whole premium and $2.5 million for the write-off of the remaining unamortized debt costs and discount on the 9 5/8% Senior Notes, which is included in “Refinancing Charges” in the accompanying Condensed Consolidated Statements of Operations.
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
     As of September 30, 2005, we were in compliance with the covenants under our 6 1/8% Senior Notes and our New Credit Facility.
     Currently, required principal and interest payments for our outstanding debt are approximately $2.6 million for the remainder of 2005. We currently expect to satisfy all capital expenditures and debt service requirements during 2005 from operating cash flows, with any shortfall utilizing existing cash balances and the revolver portion of our New Credit Facility.
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

Contractual Obligations
     Our contractual obligations related to long-term debt at September 30, 2005 were $284.6 million, a decrease of $97.4 million from the amount reported at December 31, 2004 of $382.0 million. This decrease was primarily due to the redemption of our $200 million 9 5/8% Senior Notes and the repurchase of our 9% Senior Notes, offset by an increase in our New Credit Facility of $70.0 million.
     The following table summarizes our contractual obligations related to Long-Term Debt as of September 30, 2005:

					After
	Total	1 Year	2-4 Years	5-6 Years	6 Years
			(In thousands)
Contractual Obligations:
Long-Term Debt (a)	$352,353	$17,211	$22,140	$87,055	$225,947

(a)	The long-term debt table above includes estimated interest payments based on principal balances and interest rates as of September 30, 2005.
Other Commitments
     During 2004, our supply agreement with VAT was amended. The amended agreement provided for a reduced minimum annual purchase commitment through July 31, 2007, effective April 1, 2004. The amendment also provides for a surcharge provision under which actual costs of key raw materials in the green pipe production process will be indexed to the April 2003 base cost and surcharges per ton assessed accordingly for the difference. These surcharges were phased in during 2004 and are in place beginning in 2005. Although we are not contractually obligated to purchase an annual minimum quantity, the contract does include a penalty when purchases fall below a minimum level calculated using a two-year average. The maximum annual penalty due under the contract would be approximately 1.9 million Euros annually. We currently believe we will meet our contractual commitments for 2005 without incurring penalties or material unnecessary inventory positions.
     In connection with our spinoff from Weatherford in April 2000, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed for at least a three-year period from April 2000, which was extended to March 2005, to purchase at least 70% of its requirements for certain products from us. In return, we agreed to sell those products at prices not greater than the price that we sell to similarly situated customers, and, as partial consideration for amounts due to Weatherford at that time, we provided Weatherford a $30.0 million credit towards 20% of the purchase price of those products. At September 30, 2005, the credit balance had been fully utilized.
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
     We use large amounts of steel and alloy tubulars and bars in the manufacture of our products. The price of steel and these alloy raw materials has a significant impact on our cost of producing products. If we are unable to pass future raw material price increases on to our customers, our margins and results of operations could be adversely affected.
     Steel and alloy prices have increased significantly during the past several years, caused primarily by significant increases in the prices paid by our suppliers for scrap and coke and alloys utilized in their operations.

     In addition, rising alloy and steel costs also have the potential to delay increases in demand for our drill stem components and premium casing products. As drill stem products are not consumables, our customers could elect to defer purchases until such time as they determine that steel prices have stabilized or returned to more normalized conditions. Our forward-looking statements do not assume that there will be any reduced demand for our drill stem products or premium casing as a result of increased prices caused by the current shortages being experienced in the worldwide steel and alloy markets. Reduced demand could adversely affect our results of operations.
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
Our results of operations can be adversely affected by adverse weather conditions and unexpected stoppages in production.
     Our projections assume that there will not be any adverse effects in demand for our products or our production capacity from unexpected weather conditions such as hurricanes and other natural disasters. In addition, our productions assume that we will not experience any material failures in our manufacturing equipment that would reduce our manufacturing capacity and efficiencies. If such unexpected weather conditions or disruptions in operations occur, they could have a material adverse effect on our results of operations.
Our international operations may experience severe interruptions due to political, economic, or other risks, which could adversely affect our results of operations and financial condition.
     For the nine-month period ended September 30, 2005, we have derived approximately 35% of our total revenues from our facilities outside the United States. In addition, a large part of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the United States, including Mexico, Italy, United Kingdom, China, Indonesia and Singapore. Our operations in certain international locations are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:
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
     We manufacture and sell drill pipe locally through our Chinese operations. As is customary in this country, our Chinese operations may settle receivables and payables through bearer bonds and notes. At September 30, 2005, we were not holding any such notes. To date, our Chinese operations have not experienced significant losses as a result of such practice; however, there can be no assurance that such losses could not occur in the future. Any such losses could have a materially adverse affect on our results of operations in the period in which they occur.
     We have an agreement with Voest-Alpine, an entity of which we own 50.01%, to purchase green tubulars through September 2007. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any “anti-dumping” duties in the United States on the resale of these tubulars, which could affect our ability to resell the tubulars in the United States. Further, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offset for revenues in Euros and we have not hedged for currency risk with respect to this contract. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could materially adversely affect our results of operations.
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

     Our insurance may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur or for which we may be responsible. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate or at premiums that are reasonable for us, particularly in the recent environment of significant insurance premium increases. Further, any claims made under our policies will likely cause our premiums to increase.
     Any future damages deemed to be caused by our products or services that are assessed against us and that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our results of operations and financial condition. Litigation and claims for which we are not insured can occur, including employee claims, intellectual property claims, breach of contract claims, and warranty claims. Our forward-looking statements assume that such uninsured claims or issues will not occur. We account for warranty reserves on a specific identification basis. As a result, a significant unexpected warranty issue during a particular quarter or year could cause a material reduction in our results of operations in the quarter or year in which the reserve for such warranty is made.
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
     Additionally, foreign producers of tubular goods have been found to have sold their products, which may include premium connections, for export to the United States at prices that are lower than the cost of production, or their prices in their home market, or a major third-country market. Anti-dumping orders restricting the manner and price at which tubular goods from certain countries can be imported are currently in effect. If such orders are revoked or changed, we could be exposed to increased competition from imports that could reduce our sales and market share. In addition, the premium connections market served by our Atlas Bradford product line is highly competitive. The level of competition could further increase if foreign steel mills, with their own lines of internationally accepted premium connections, more successfully penetrate the U.S. market, which could adversely affect our results of operations.
Off-Balance Sheet Financing
     As of September 30, 2005, we did not have any off-balance sheet hedging, financing arrangements or contracts except for those associated with our investment in VAT whose financial statements are not consolidated in our financial statements.
ITEM 3. Quantitative and Qualitative Market Risk Disclosures

Foreign Currency Risk
     The functional currency for the majority of our international operations is the U.S. dollar. Adjustments resulting from the remeasurment of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. The functional currency of our Canadian, Venezuelan and Chinese operations is the local currency. Adjustments resulting from the translation of the local functional currency financial statements to the U.S. dollar, which is based on current exchange rates, are included in stockholders’ equity in the current period. In addition, our long-term supply contract with VAT is denominated in Euros. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency transaction gains (losses) for the nine-month periods ended September 30, 2005 and 2004 were $6.3 million and ($1.2 million), respectively.
Interest Rates
     As of September 30, 2005, we had variable interest rate debts totaling $70.0 million. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rates were to change by 1% from September 2005 levels, our combined interest expense would increase or decrease by approximately $0.7 million annually. Our fixed rate 6 1/8% Senior Notes outstanding at September 30, 2005 subject us to risks related to changes in the fair value of the debt and expose us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $8.1 million.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of September 30, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report (September 30, 2005), our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     In order to address the material weakness identified as of December 31, 2004, management implemented corrective measures during the first nine months of 2005. We believe the corrective actions taken have provided sufficient controls to remedy the identified material weakness related to revenue recognition, and have improved both our disclosure controls and procedures and internal control over financial reporting. Management has completed a majority of its testing for the 2005 annual evaluation under Section 404 of the Sarbanes-Oxley Act of 2002 and is currently evaluating the testing results; our independent auditors have begun their required reviews and testing.

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

	Number of
	Shares	Average Price
Period	Purchased	Per Share
July 2005	2,704	$27.72
August 2005	7,171	$33.66
September 2005	3,910	$38.58
ITEM 6. Exhibits
(a) Exhibits -

Exhibit Number	Description
4.1	Indenture relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (including form of note) (incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2005).

4.2	Registration Rights Agreement relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Banc of America Securities LLC, as representative of the initial purchasers (incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2005).

4.3	Supplemental indenture relating to the 9% Senior Notes due 2009, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2005).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification

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

Date: November 9, 2005

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