Form 10-Q/A
period 2005-03-31
GRANT PRIDECO INC
filed 2006-01-13
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to Form 10-Q on

Form 10-Q/A

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

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 is being filed solely to clarify under Item 4. Controls and Procedures that there were no changes to Grant Prideco’s internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Grant Prideco’s internal control over financial reporting. Additionally, in connection with the filing of Amendment No. 1 and pursuant to SEC rules, the Company is including as Exhibits to this Amendment No. 1 certain certifications as of the date of this Amendment No. 1. Except as described herein, this Amendment No. 1 does not amend any other disclosure in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

PART I
ITEM 4. Controls and Procedures
PART II
ITEM 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Certification of Michael McShane
Certification of Matthew D. Fitzgerald
Section 1350 Certification

PART I

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

     In order to address the material weakness identified as of December 31, 2004, management implemented corrective measures during the first quarter of 2005 including: 1) requiring a checklist to be completed prior to revenue recognition to ensure that documentation of delivery terms requested by the customer and customer notification necessary to record revenue prior to customer possession of the product is complete and accurate, 2) initiating processes and procedures to better document the terms of sales

3

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

There were no changes to Grant Prideco’s internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Grant Prideco’s internal control over financial reporting.

PART II
ITEM 6. Exhibits
     (a) Exhibits
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

Date: January 13, 2006

4

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification