Form 10-Q/A
period 2005-06-30
GRANT PRIDECO INC
filed 2006-01-13
CIK 1097313

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

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 is being filed solely to clarify under Item 4. Controls and Procedures that there were no changes to Grant Prideco’s internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Grant Prideco’s internal control over financial reporting. Additionally, in connection with the filing of Amendment No. 1 and pursuant to SEC rules, the Company is including as Exhibits to this Amendment No. 1 certain certifications as of the date of this Amendment No. 1. Except as described herein, this Amendment No. 1 does not amend any other disclosure in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

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
     There were no changes to Grant Prideco’s internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Grant Prideco’s internal control over financial reporting.
PART II
ITEM 6. Exhibits
     (a) Exhibits
31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification

3

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