Form 10-Q/A
period 2005-03-31
GRANT PRIDECO INC
filed 2006-01-23
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to Form 10-Q on

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

Explanatory Note
This Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 is being filed solely to clarify under Item 4. Controls and Procedures that the changes described herein were the only changes to Grant Prideco’s internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Grant Prideco’s internal control over financial reporting. Additionally, in connection with the filing of Amendment No. 2 and pursuant to SEC rules, the Company is including as Exhibits to this Amendment No. 2 certain certifications as of the date of this Amendment No. 2. Except as described herein, this Amendment No. 2 does not amend any other disclosure in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

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

These were the only changes to Grant Prideco’s internal controls over financial reporting that were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Grant Prideco’s internal control over financial reporting.

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

Date: January 23, 2006

4

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification