Form 10-K
period 2005-12-31
GRANT PRIDECO INC
filed 2006-03-07
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑          Accelerated Filer ☐          Non-Accelerated Filer ☐
      Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
      Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: $2,366,445,845. This figure is estimated as of June 30, 2005, at which date the closing price of the registrant’s shares on the New York Stock Exchange was $26.45 per share.
      Number of shares of Common Stock outstanding as of February 24, 2006: 130,625,486
DOCUMENTS INCORPORATED BY REFERENCE
      Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: (1) Proxy Statement for 2006 Annual Meeting of Stockholders — Part III

FORM 10-K
PART I

Item 1.	Business
General
      We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. Our drill stem and drill bit products are used to drill oil and gas wells while our tubular technology and services are primarily used in drilling and completing oil and gas wells. Our customers include oil and gas drilling contractors; North American oil country tubular goods (OCTG) distributors; major, independent and state-owned oil and gas companies; and other oilfield service companies. We primarily operate through three business segments: (1) Drilling Products and Services, (2) Drill Bits and (3) Tubular Technology and Services. Additionally, our Corporate and Other segment now includes the results of IntelliServ, Inc. (IntelliServ), of which we acquired the remaining 50% interest in September 2005.
      Our business primarily depends on the level of worldwide oil and gas drilling activity, which depends on capital spending by major, independent and state-owned exploration and production companies. Those companies adjust capital spending according to their expectations for oil and gas prices, which creates cycles in drilling activity. Each of our business segments generally tracks the level of domestic and international drilling activity, but their revenues, cash flows and profitability follow the rig count at different stages within these market cycles. Drill pipe demand is also a function of customer inventory levels which typically lag changes in the worldwide rig count. Drill bit demand and this segment’s earnings and cash flows have closely tracked the worldwide rig count. Within our Tubular Technology and Services segment, there are four product lines: Atlas Bradford® premium connections, Tube-Alloytm accessories, TCA® premium casing and XL Systems large bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in premium tubular markets, including North American offshore drilling (in particular, the Gulf of Mexico) and deep U.S. gas drilling, but short-term demand for Atlas Bradford products also can be affected by inventories at OCTG distributors. The TCA product line also is affected by the level of U.S. OCTG mill activity. This segment’s XL Systems product line generally follows the level of worldwide offshore drilling activity.
      Grant Prideco, Inc. is a Delaware corporation formed in 1990. Additional information regarding our segments and our revenues and long-lived assets by geographic region can be found in the footnotes to our consolidated financial statements starting on page 34 of this Annual Report on Form 10-K.
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
      With the increased complexity of drilling activity, demand for our proprietary line of eXtreme® drilling and other premium drilling products has remained strong. Our premium drilling products are specifically designed for extreme drilling conditions such as extended reach, directional, horizontal, deep gas, offshore and ultra-deepwater drilling, as well as high-temperature, high-pressure and corrosive well conditions. Operators and drilling contractors have embraced our premium products as a way to improve their efficiency and assure performance when drilling under extreme conditions. We believe that our eXtreme® product line offers some of the highest-performance drilling products ever brought to market and provides our customers with engineered solutions for some of their most challenging drilling applications.
      Our drill stem products are sold to a variety of customers, including oil and gas drilling contractors, rental tool companies and major, independent and state-owned oil and gas companies. Our customers’ purchasing decisions are generally based on operational requirements, quality, price and delivery. The principal competitors for our drill stem products include Drilco Group (a subsidiary of Smith International Inc.), Texas Steel Conversion, Vallourec and Mannesmann and various smaller local manufacturers in the U.S. and worldwide. We typically compete on quality, technology, price and delivery and we believe we are the technological leader in our industry.
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
      In recent years, the depth and complexity of the wells our customers drill, as well as the specifications and requirements of the drill pipe they purchase, have substantially increased. A majority of the drill pipe we sell outside of China is required to meet specifications exceeding minimum American Petroleum Institute (API) standards. We offer a broad line of premium drilling products designed for the offshore, international and domestic drilling markets. Our premium drilling products include our proprietary lines of XT connections and 5 7/8-inch drill pipe that delivers hydraulic performance superior to standard 5 1/2-inch drill pipe and weight benefits superior to standard 6 5/8-inch drill pipe.

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

Operations
      Our major drill stem manufacturing plants are located in the U.S., China, Italy, Mexico, Singapore and Indonesia. These products are sold and serviced through over 16 sales and service facilities located around the world. We believe we are a fully vertically integrated drill pipe manufacturer, controlling each facet of the drill pipe manufacturing process. We manufacture (through a 50.01% owned joint venture) the green tube (drill pipe tube that has not been heat-treated or processed), the tool joint and complete the finishing and welding operations. We believe this unique manufacturing strategy provides us with significant competitive advantages over other drill pipe manufacturers, including those located outside the U.S. that may have labor and other cost advantages over our U.S.-based manufacturing operations. By controlling each facet of the drill pipe manufacturing process, we are able to tailor our processes and techniques to meet our customers’ demanding product specifications, particularly with respect to green drill pipe tubes with body wall thickness, wall uniformity and other features that exceed minimum API standards and are not readily available from third-party mills.
Drill Bits Segment
      Our Drill Bits segment’s products and services are comprised primarily of the operations of ReedHycalog. This segment is a leading global designer, manufacturer and distributor of drill bits, hole-opening or hole enlarging tools, coring services and other related technology to the oil and gas industry. This segment also services its customer base through a technical sales and marketing network in virtually every significant oil and gas-producing region in the world. All of the products and services are generally sold directly to the upstream oil and gas operators and, to a lesser extent, drilling contractors on turnkey and footage contracts. Competition is based on technical performance, price and service.
      The drill bit market consists of two product types: fixed-cutter bits and roller-cone bits. We manufacture and sell both product types on a global basis.
      Drilling through subsurface strata to locate oil and gas requires a drill bit to be run on drill pipe or conveyed with coiled tubing and rotated by surface rig equipment or downhole motors and turbines. Selecting the optimal bit for a particular application represents one of the many challenges faced by oil and gas companies and drilling contractors in planning a well. Similar to the drill stem market, the primary market driver is worldwide drilling activity or, more specifically, total footage drilled. In addition, demand is a function of well depth and complexity with demand for fixed-cutter bits tied more strongly to offshore, directional or horizontal drilling.
      Drill bits constitute a very small percentage of total well costs, but are a critical component of well-construction economics. The time required to drill a well is directly related to a drill bit’s rate of penetration and footage drilled prior to becoming dull and requiring replacement. On a cost-per-foot basis, selecting the appropriate drill bit significantly reduces drilling costs by decreasing drilling time and the number of trips required in and out of a well. Typically, roller-cone bits are most appropriate for shallow, land rig operations, while higher performance roller-cone or fixed-cutter bits with better rates of penetration and longer lives offer the most economic choice for offshore and deep wells where rig rates and trip costs are high.
      We provide a complete series of drill bits incorporating advanced materials technology and a range of performance-enhancing features. This broad product offering provides customers with maximum flexibility in selecting drill bits. In addition, we provide drill bit selection and well-planning services through our field sales organization and bit optimization engineers.
      Hole-opening tools are used to enlarge a well bore and have found the most widespread application in those instances when the operator wants to maximize well bore size below a cased section of the hole. The most prevalent hole opening tool is the Bicentrix® bit which is a PDC (polycrystalline diamond compact) bit built such that it can be passed through a fixed inside diameter casing without rotation, and once the bit exits the casing it can be rotated for drilling a larger hole than would be possible with a conventional bit. Hole-opening tools are also used in a variety of other situations where these bits may provide improvements in well bore quality or increased flexibility in well re-entry.
      Coring services provide for the extraction of actual geological formations from a drilled well bore to allow geologists to examine the formations at the surface. During 2005, we acquired the assets of Corion Diamond Products, Ltd. (Corion), the market leader in coring services in Canada. One of the coring services utilized at

Corion is the Corion Express® system which allows the customer to drill and core a well without tripping pipe. Corion Express utilizes wireline retrievable drilling and coring elements which allow the system to transform from a drilling assembly to a coring assembly and also to wireline retrieve the geological core.
      Our principal competitors are Hughes Christensen (a division of Baker Hughes Inc.), Smith Bits (a division of Smith International Inc.), and Security DBS (a division of Halliburton Company) as well as numerous smaller competitors throughout the world.

Fixed-Cutter Bits
      ReedHycalog first manufactured fixed-cutter natural diamond bits in 1953 and synthetic PDC bits in 1974.
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
      We provide fixed-cutter bit types and technology under various brand names including TReX®, Raptortm, SteeringWheel®, Rotary Steerable and many others. One of the most significant innovations is our TReX and Raptor cutter technology, which significantly increases abrasion resistance (wear life) without sacrificing impact resistance (toughness). This technology provides a diamond surface that maintains a sharp, low-wear cutting edge that produces drilling results that exceed conventional standards for PDC bit performance. ReedHycalog manufactures these unique and patented synthetic diamonds completely in-house at our Stonehouse, U.K. and Provo, Utah facilities.

Roller-Cone Bits
      ReedHycalog has manufactured roller-cone bits since 1916 and produces roller-cone bits for a wide variety of oil and gas drilling applications. Roller-cone bits consist of three rotating cones that have cutting teeth, which penetrate the formation through a crushing action as the cones rotate in conjunction with the rotation of the drill pipe. This cutting mechanism, while less efficient than fixed-cutter bits, is more versatile in harder formations, or where the geology is changing. We manufacture roller-cone bits with milled teeth and with tungsten carbide insert teeth, which have a longer life in harder formations. We also manufacture a unique patented line of bits using near net shape forging technology sold under the brand TuffCuttertm.
      We market our roller-cone products and technology globally under various brand names including TuffDutytm, Titantm and TuffCuttertm.

Operations
      We manufacture fixed-cutter bits in Stonehouse (U.K.) and in Houston, Texas and roller-cone bits in Singapore and a separate facility in Houston, Texas. Our Corion coring services business is located near Edmonton, Alberta, Canada. In January 2005, in connection with an expansion of our Singapore operations, a significant portion of the production of roller-cone bits was moved from Houston, Texas to Singapore. In 2005, we also announced our intentions to consolidate our four United States drill bit manufacturing locations into a single location. This consolidation project is currently scheduled to be completed during 2007. All of our drill bit facilities are ISO 9001 and 14001 certified.
      We market our drill bits, hole opening and coring services through a global sales and marketing network with our employees strategically positioned around the world. Sales people are located in North and South America, Europe, CIS, Africa, Middle East and Asia. The sales force is technologically sophisticated and has developed strong regional expertise.

Tubular Technology and Services Segment
      Our Tubular Technology and Services segment provides a full range of premium threaded connections for casing, production tubing and other accessory equipment. This segment also manufactures and sells premium casing for use with third-party connections and is a leading supplier of tubulars and threaded connections for the large-bore tubular market. During 2003, we made a strategic decision to exit the manufacture and sale of premium tubing. Additionally, in 2004 we sold our Texas Arai couplings business which is now reflected as discontinued operations in our accompanying consolidated financial statements.
      Although we sell our large-bore tubulars and connections on a worldwide basis, the demand for the majority of our tubular technology and services is heavily dependent upon North American natural gas drilling activity, and it is more particularly dependent upon rigs drilling for deep gas in the Gulf of Mexico. On a short-term basis, demand for many of these products is also affected by the level of inventory held by distributors of OCTG. Distributors often reduce purchases until their inventory positions are brought in line with then-prevailing market conditions.
      Over the long-term, a key factor positively impacting demand for our tubular technology and services is the U.S. dependence on natural gas as a fuel. Gas wells generally encounter higher reservoir pressure and corrosive environments, which both typically increase proportionally with increased depths. Therefore, gas wells can require larger-diameter tubulars with thicker walls, higher strength steel grades and special metallurgy that is resistant to corrosive elements. For these wells, premium connections, as opposed to standardized API connections, are typically used to ensure the integrity of the tubulars throughout the life of the well. Also, depletion rates for natural gas wells in the U.S. have significantly increased during the past decade, which indicates more wells will need to be drilled to keep production levels constant. Although the business will continue to be cyclical, which can affect our performance from year-to-year, this longer term secular trend of increased demand in North America for natural gas should increase the number of natural gas wells being drilled and completed, thus increasing demand for our tubular technology and services.
      The following is a description of our principal premium connections and tubular products and services:

Atlas Bradford® Premium Connections and Services
      We market our premium engineered connections primarily through our Atlas Bradford product line, which has been recognized as one of the industry’s leading connections for more than 40 years. We offer this product line primarily in the U.S. and Canada due to a licensing arrangement that we previously entered into in which the international rights to our Atlas Bradford connection line were licensed to a third party. We also manufacture and sell connections for drilling with casing and expandable operations on a worldwide basis and recently introduced our licensed ATStm-E semi-premium connection for sale on a worldwide basis.
      Our customers use premium connections when they need a connection that maintains a gas-tight seal while subjected to extreme tension, pressure and compression forces or while drilling near environmentally sensitive areas. The failure of a premium connection can be a catastrophic event, leading to the loss of a well or a blowout.
      We actively promote our premium connections to oil and gas operators, the ultimate end-users of the products, while selling the premium connections through a network of major distributors in the U.S. and Canada. Additionally, we provide tubular (casing, liner and tubing) string design recommendations, a full range test and demonstration facility, plus field service personnel to assist in the running of the products. Our principal competitors for premium connections are Hydril Company, Vallourec and Mannesmann Tubes, the Tenaris Group, Sumitomo, Kawasaki Steel, Lone Star Steel, Citra Tubindo, Hunting Interlock, Inc., Benoit, Inc. and other smaller competitors domestically and internationally.

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

TCA® Premium Casing
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
Corporate and Other Segment
      This segment primarily includes our corporate overhead expenses along with the operations of IntelliServ, which was accounted for as an equity-method investment in our Drilling Products and Services segment until we purchased the remaining 50% interest in September 2005. This segment also included our industrial drill pipe operations and our construction casing and water well operations. During the first half of 2003, we exited these product lines, and for the remainder of 2003 and 2004, this segment liquidated the remaining industrial drill pipe inventories.

IntelliServ®
      In February 2006, we began offering our IntelliServ telemetry network on a commercial basis. The IntelliServ network is based upon modified drill pipe that is embedded with a telemetry system that permits two-way data transmission along the drill string at rates of up to one million bits per second, which is exponentially greater than the data transmission rates for mud pulse and electromagnetic transmission systems that are utilized today. To date, we have realized no revenue from this new product offering and there can be no assurance that it will be successful or marketed and sold on a commercial basis.
Other Business Data

Research and Engineering
      We maintain an active research and engineering program. The program improves existing products and processes, develops new products and processes and improves engineering standards and practices that serve the changing needs of our customers. Our expenditures for research and engineering activities totaled $25.7 million, $20.5 million and $17.7 million in 2005, 2004 and 2003, respectively.

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

Backlog
      As of December 31, 2005, we had a product backlog of $813.6 million, representing 60% of our total revenues for the year ended December 31, 2005, which we expect to complete during 2006. This backlog was comprised of $656.6 million from Drilling Products and Services and $157.0 million from Tubular Technology and Services. We had a product backlog as of December 31, 2004 and 2003, of $291.9 million and $120.6 million, respectively. These year-end backlogs represented 31% and 15% of our total revenues for those years, respectively. The significant increase in product backlog reflects the strengthening of overall market conditions for oil and gas drilling.

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
      Our expenditures to comply with environmental laws and regulations were not material in 2005, and are not expected to be material in 2006. We also believe that we are in material compliance with applicable environmental requirements and our costs for compliance with environmental laws and regulations are generally within the same range as those of our competitors. However, we can offer no assurance that our costs to comply with environmental laws will not be material in the future. Prior to our acquisition, ReedHycalog was conducting remediation of groundwater at certain of its facilities. Based on currently available information, the indemnification provided by Schlumberger in the acquisition agreement and contractual indemnities from other third parties, we do not believe that these matters will result in any material effect on our capital expenditures, earnings or competitive position. However, there can be no guarantee that the indemnities will be available to cover all costs or that material expenditures will not be incurred.
      Our operations are also affected by trade laws affecting the import of OCTG, drill pipe and other products into the U.S. Although the majority of our manufacturing operations, including the capital investment, employees and costs and expenses associated therewith, are located in the U.S., we have key manufacturing facilities located outside the U.S., including our drill bit operations in the U.K. and Singapore, our 50.01% owned Voest-Alpine Tubulars GmbH & Co KG (VAT) subsidiary located in Austria and our tool joint manufacturing operations in Mexico and Italy, that support our domestic operations. Our premium tubular business also is affected by the level of foreign imports of tubular products into the U.S.
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

Employees
      As of January 31, 2006, we had 4,506 employees. Certain of our operations are subject to union contracts. These contracts, however, cover approximately 9% of our total employees. We believe our relationship with our employees is good.

Available Information
      We file annual, quarterly, and other reports and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Item 1A.	Risk Factors
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
      Our forward-looking statements and projections of future results assume increasing demand and prices for our products and services. However, our businesses are materially dependent on the level of oil and gas drilling activity in North America and worldwide, which in turn depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. Oil and gas prices have been subject to significant fluctuation in recent years in response to changes in the supply and demand for oil and gas, market uncertainty, world events, governmental actions and a variety of additional factors that are beyond our control, including:

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
      The U.S. and worldwide economies have been very volatile, and their future directions are uncertain. If North American or international economies decline unexpectedly, our results of operations, stockholders’ equity, cash flows and financial condition could be materially adversely affected.

Increases in the prices of our raw materials could affect our results of operations.
      We use large amounts of steel and alloy tubulars and bars in the manufacture of our products. The price of steel and these alloy raw materials has a significant impact on our cost of producing products. If we are unable to pass future raw material price increases on to our customers, our margins and results of operations, stockholders’ equity, cash flows and financial condition could be adversely affected.
      Steel and alloy prices have increased significantly during the past several years, caused primarily by significant increases in the prices paid by our suppliers for scrap and coke and alloys utilized in their operations.
      In addition, rising alloy and steel costs also have the potential to delay increases in demand for our drill stem components and premium casing products. As drill stem products are not consumables, our customers could elect to defer purchases until such time as they determine that steel prices have stabilized or returned to more normalized conditions. Our forward-looking statements do not assume that there will be any reduced demand for our drill stem products or premium casing as a result of increased prices caused by the current shortages being experienced in the worldwide steel and alloy markets. Reduced demand could adversely affect our results of operations, stockholders’ equity, cash flows and financial condition.

Interruptions of supply of raw materials could materially adversely affect our results of operations.
      We rely on various suppliers to supply the components utilized to manufacture our drilling products and premium casing. The availability of the raw materials is not only a function of the availability of steel, but also the alloy materials that are utilized by our suppliers in manufacturing tubulars that meet our proprietary chemistries. Currently, there is a worldwide shortage of scrap, coke and alloys that has caused raw material prices to increase for steel tubulars, billets and bars utilized in our manufacturing operations. To date, these shortages have not caused a material disruption in availability or our manufacturing operations, however, there can be no assurance that material disruptions could not occur in the future. If material disruptions to raw materials availability occur, it could adversely affect our results of operations, stockholders’ equity, cash flows and financial condition and our ability to increase our manufacturing operations to meet the increased revenues upon which our forward-looking statements are based.

Due to intense competition in our industry, our revenues may decline if we do not develop, produce and commercialize new competitive technologies and products or if we are unable to adequately protect our current and future intellectual property rights relating to our technologies and products.
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
      Additionally, the time and expense invested in product development may not result in commercially feasible applications that provide revenues. We could be required to write-off our entire investment in a new product that does not reach commercial viability. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems or lack of demand.
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
      Our projections assume increasing demand for our products and services during 2006. As a result, we are in the process of increasing our production capacity to meet this increased demand. Our forward-looking statements assume we can increase this capacity with minimal operational disruption and inefficiencies. If this does not happen, or we experience unexpected difficulties in this regard, our results of operations, stockholders’ equity, cash flows and financial condition during this ramp-up could be adversely affected.

Our results of operations can be adversely affected by adverse weather conditions and unexpected stoppages in production.
      Our projections assume that there will not be any adverse effects in demand for our products or our production capacity from unexpected weather conditions such as hurricanes and other natural disasters. In addition, our forward-looking statements assume that we will not experience any material failures in our manufacturing equipment that would reduce our manufacturing capacity and efficiencies. If such unexpected weather conditions or disruptions in operations occur, they could have a material adverse effect on our results of operations, stockholders’ equity, cash flows and financial condition.

Our international operations may experience severe interruptions due to political, economic or other risks, which could adversely affect our results of operations and financial condition.
      For the year ended December 31, 2005, we derived approximately 36% of our total revenues from our facilities outside the United States. In addition, a large part of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the United States, including Mexico, Italy, United Kingdom, China, Indonesia and Singapore. Our operations in certain international locations are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

•	changes in foreign tax laws;

•	changes in regulations and labor practices;

•	currency fluctuations and devaluations;

•	currency restrictions, banking crises and limitations on repatriation of profits; and

•	political instability or military conflict.
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
      Any material currency fluctuations or devaluations, or political events that disrupt oil and gas exploration and production or the movement of funds and assets could materially adversely affect our results of operations, stockholders’ equity, cash flows and financial condition.
      We manufacture and sell drill pipe locally through our Chinese operations. As is customary in this country, our Chinese operations may settle receivables and payables through bearer bonds and notes. At

December 31, 2005, we were not holding any such notes. To date, our Chinese operations have not experienced significant losses as a result of such practice; however, there can be no assurance that such losses could not occur in the future. Any such losses could have a materially adverse affect on our results of operations, stockholders’ equity, cash flows and financial condition in the period in which they occur.
      We have an agreement with VAT, an entity of which we own 50.01%, to purchase green tubulars through September 2007. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any “anti-dumping” duties in the United States on the resale of these tubulars, which could affect our ability to resell the tubulars in the United States. Further, our long-term supply contract with VAT is denominated in Euros. We have no significant offset for revenues in Euros and we have not hedged for currency risk with respect to this contract. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could materially adversely affect our results of operations, stockholders’ equity, cash flows and financial condition.

In connection with our business operations, we could be subject to substantial liability claims that adversely affect our results of operations.
      Our products are complex and the failure of this equipment to operate properly or to meet specifications may greatly increase our customers’ costs of drilling a well. In addition, many of these products are used in hazardous drilling and production applications where an accident or product failure can cause personal injury or loss of life; damage to property, equipment or the environment; regulatory investigations and penalties; and the suspension of the end-user’s operations. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims for which we may be held responsible and our reputation for providing quality products may suffer.
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
      Any future damages deemed to be caused by our products or services that are assessed against us and that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our results of operations and financial condition. Litigation and claims for which we are not insured can occur, including employee claims, intellectual property claims, breach of contract claims and warranty claims. Our forward-looking statements assume that such uninsured claims or issues will not occur. We account for warranty reserves on a specific identification basis. As a result, a significant unexpected warranty issue during a particular quarter or year could cause a material reduction in our results of operations, stockholders’ equity, cash flows and financial condition in the quarter or year in which the reserve for such warranty is made.

We are subject to environmental, health and safety laws and regulations that expose us to potential financial liability.
      Our operations are regulated under a number of federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage and disposal of hazardous materials and the remediation of contaminated sites. Compliance with these environmental laws is a major consideration in the manufacturing of our products. Because we use and generate hazardous substances and wastes in our manufacturing operations, we may be subject to material financial liability for any investigation and clean up of such hazardous materials, and any related personal injury damages or toxic tort claims. We have not historically carried insurance for such matters.
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
      We are also subject to various federal, state, local and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities. Those laws and regulations may subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those laws and regulations. Any such financial liability or business disruption could have a material adverse effect on our results of operations, stockholders’ equity, cash flows and financial condition.

Our results of operations could be adversely affected by actions under U.S. trade laws and new foreign entrants into U.S. markets.
      Although we are a U.S.-based manufacturing company, we do own and operate international manufacturing operations that support our U.S.-based business. If actions under U.S. trade laws were instituted that limited our access to these products, our ability to meet our customer specifications and delivery requirements would be reduced. Any adverse effects on our ability to import products from our foreign subsidiaries could have a material adverse effect on our results of operations, stockholders’ equity, cash flows and financial condition.
      Additionally, foreign producers of tubular goods have been found to have sold their products, which may include premium connections, for export to the United States at prices that are lower than the cost of production, or their prices in their home market, or a major third-country market. Anti-dumping orders restricting the manner and price at which tubular goods from certain countries can be imported are currently in effect. If such orders are revoked or changed, we could be exposed to increased competition from imports that could reduce our sales and market share. In addition, the premium connections market served by our Atlas Bradford product line is highly competitive. The level of competition could further increase if foreign steel mills, with their own lines of internationally accepted premium connections, more successfully penetrate the U.S. market, which could adversely affect our results of operations, stockholders’ equity, cash flows and financial condition.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The following table describes the principal manufacturing, other facilities and offices we currently own or lease. We believe that our manufacturing facilities are well maintained and suitable for their intended purpose.

		Facility
		Size
Location	Tenure	(Sq.Ft.)	Utilization

Drilling Products and Services
Navasota, Texas	Owned	347,000	Manufacture of drill stem products
Veracruz, Mexico	Leased	303,400	Manufacture of tool joints and processing of drill pipe
Baimi Town, Jiangyan, Jiangsu China	Leased	49,428	Manufacture of drill pipe
Tianjin, China	Owned	100,912	Manufacture of unfinished upset to grade drill pipe
Turin, Italy	Owned	60,400	Manufacture of tool joints
Jurong, Singapore	Leased	33,600	Manufacture of drill collars, accessories and threading services
Batam Island, Indonesia	Owned	25,984	Manufacture of drill pipe

Drill Bits
Houston, Texas	Owned	403,000	Manufacture of roller-cone bits
	Owned	50,256	Manufacture of fixed-cutter bits
	Leased	58,920	Manufacture of bi-center bits
Stonehouse, U.K.	Owned	71,000	Manufacture of fixed-cutter bits
Jurong, Singapore	Leased	169,663	Manufacture of roller-cone bits
Provo, Utah	Leased	39,038	Manufacture of PDC cutters

Tubular Technology and Services
Muskogee, Oklahoma	Leased	195,900	Manufacture of TCA premium casing and premium threading
Houston, Texas	Leased	249,893	Manufacture of Atlas Bradford connectors
	Owned	54,500	Premium threading services and manufacture of tubular accessories
Houma, Louisiana	Owned	101,150	Manufacture and threading of downhole accessories
Broussard, Louisiana	Owned	55,920	Premium threading of downhole and specialty equipment
Casper, Wyoming	Owned	28,181	Premium threading of casing and tubing
Beaumont, Texas	Owned	17,838	Premium threading services and manufacture of conductors
Vlissingen, The Netherlands	Leased	65,800	Premium threading services and manufacture of conductors
Batam Island, Indonesia	Owned	14,400	Premium threading services and manufacture of conductors
Corporate and Other
Provo, Utah	Leased	27,467	IntelliServ drill pipe
Houston, Texas	Leased	39,350	Corporate headquarters
The Woodlands, Texas	Leased	61,831	Sales and administrative offices

Item 3.	Legal Proceedings
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock has a par value of $0.01 per share and is listed and traded on the New York Stock Exchange (NYSE) under the symbol “GRP.” The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NYSE:

	High	Low

2005
First quarter	$25.50	$17.83
Second quarter	27.47	21.41
Third quarter	41.49	26.58
Fourth quarter	47.82	32.38
2004
First quarter	$15.99	$12.87
Second quarter	18.56	13.90
Third quarter	20.91	16.82
Fourth quarter	22.31	18.80
      We have not paid cash dividends on our common stock since becoming a public company. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility and indenture governing our 6 1/8% Senior Notes Due 2015 contain restrictions on our ability to pay dividends. Refer to Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information.
      At February 17, 2006, we had 2,666 record holders of our common stock.

Item 6.	Selected Financial Data
      The following table sets forth certain of our historical financial data. In April 2004, we sold the assets and business of our Texas Arai division and prior year results related to this division have been reclassified as discontinued operations. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements

included elsewhere in this Annual Report on Form 10-K. The following information may not be indicative of our future operating results.

	Year Ended December 31,

	2005		2004(a)	2003(a)	2002		2001

	(In thousands, except per share data)
Operating Data:
Revenues	$1,349,997		$945,643	$803,818	$609,390		$688,056
Operating Income	310,953		141,672	45,297	46,995		59,976
Income from Continuing Operations	189,004	(b)	64,793	4,657	13,690	(c)	24,809	(e)
Income Before Cumulative Effect of Accounting Change	189,004	(b)	55,266	5,190	13,046	(c)(d)	28,090	(e)
Net Income	189,004	(b)	55,266	5,190	6,634	(c)	28,090	(e)
Income Per Share:
Income from Continuing Operations:
Basic	1.49		0.53	0.04	0.12		0.23
Diluted	1.45		0.51	0.04	0.12		0.22
Net Income:
Basic	1.49		0.45	0.04	0.06		0.26
Diluted	1.45		0.44	0.04	0.06		0.25
Balance Sheet Data (At End of Period):
Total Assets	$1,540,284		$1,344,466	$1,262,061	$1,315,349		$915,598
Long-Term Debt	217,484		377,773	426,853	478,846		205,024
Stockholders’ Equity	996,155		705,541	606,114	588,872		468,967

(a)	See discussion of other charges related to 2004 and 2003 in Note 3 in the accompanying consolidated financial statements.

(b)	Includes total refinancing charges of $57.1 million, which includes $35.4 million related to replacing our previous $190 million credit facility with a new $350 million credit facility, and an early redemption of our $200 million 9 5/8% Senior Notes due 2007 and $21.7 million related to the repurchase of substantially all of our 9% Senior Notes. The $35.4 million is comprised of $25.4 million for the make-whole premium on the 9 5/8% Senior Notes, $4.8 million related to the write-off of debt issue costs associated with the previous credit facility and the 9 5/8% Senior Notes, including the 9 5/8% Senior Note’s discount, and $5.2 million related to the settlement of Treasury rate locks. The $21.7 million, related to the repurchase of the 9% Senior Notes, is comprised of $18.1 million for the tender offer consideration and consent payment, $3.2 million related to the write-off of debt issue costs and $0.4 million in other related fees.

(c)	We incurred $7.0 million of other charges during the year ended December 31, 2002. This includes a charge of $2.6 million related to fixed asset write-downs and a charge of $4.4 million for executive severance costs.

(d)	Includes a cumulative effect of accounting change related to Financial Accounting Standards Board (SFAS) No. 142, “Goodwill and Other Intangible Assets” of $6.4 million, net of tax.

(e)	We incurred $44.8 million of other charges during the year ended December 31, 2001. This includes a charge of $11.1 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales and $33.7 million related to the write-off of assets related to our manufacturing arrangement with OCTL in India of $17.7 million, fixed asset impairments of $1.5 million and severance and related expenses of $14.5 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion is intended to assist you in understanding our financial position as of December 31, 2005 and 2004, and our results of operations for each of the three years in the period ended December 31, 2005. This discussion should be read with our consolidated financial statements and their notes included elsewhere in this Annual Report on Form 10-K.
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
General
      We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. We operate primarily through three business segments: (1) Drilling Products and Services, (2) Drill Bits and (3) Tubular Technology and Services. Additionally, our Corporate and Other segment now includes the results of IntelliServ, which we acquired the remaining 50% interest in September 2005.
Refinancing Charges
      In 2005, we completed a comprehensive debt restructuring program to decrease interest expense and improve flexibility. In connection with the debt restructuring program, we incurred total refinancing charges of $57.1 million, which includes $35.4 million related to replacing our previous $190 million credit facility with a new $350 million credit facility and an early redemption of our $200 million 9 5/8% Senior Notes due 2007 and $21.7 million related to the repurchase of substantially all of our 9% Senior Notes. The $35.4 million is comprised of $25.4 million for the make-whole premium on the 9 5/8% Senior Notes, $4.8 million related to the write-off of debt issue costs associated with the previous credit facility and the 9 5/8% Senior Notes, including the 9 5/8% Senior Note’s discount, and $5.2 million related to the settlement of Treasury rate locks. The $21.7 million, related to the repurchase of the 9% Senior Notes, is comprised of $18.1 million for the tender offer consideration and consent payment, $3.2 million related to the write-off of debt issue costs and $0.4 million in other related fees.
Acquisitions
      We purchased the remaining 30% interest in Grant Prideco Jiangsu (GPJ) (formerly known as Jiangsu Shuguang Grant Prideco Tubular Limited (JSG)) effective October 1, 2005 for $10.5 million in cash and a commitment to make subsequent investments in China. Additionally, we entered into a 5-year non-compete agreement with one of the selling shareholders for $0.5 million, of which $0.2 million was paid at closing and the remainder will be paid over a two-year period.
      On September 2, 2005, we acquired the remaining 50% interest in IntelliServ for $8.7 million in cash plus a non-interest bearing note payable of $7.0 million, with $4.0 million due January 2006 and $3.0 million due January 2007, which was discounted to $6.8 million based on our incremental borrowing rate of 4.9%. Additional contingent consideration could be paid based on the product’s adoption rate and revenues. The purchase agreement limits the total contingent consideration to $85.0 million. IntelliServ, located in Provo, Utah, is developing a drill string telemetry network embedded within drill pipe.

      On July 21, 2005, we acquired substantially all of the assets of Corion, a coring business headquartered in Nisku, Alberta, for approximately $17.0 million in cash with up to an additional $9.5 million payable upon achieving certain performance benchmarks. Corion’s flagship product is the Corion Express, which allows an operator to drill and core without tripping the pipe, providing substantial operational savings compared with conventional coring techniques.
Market Trends
      Our business primarily depends on the level of worldwide oil and gas drilling activity, which depends on capital spending by major, independent and state-owned exploration and production companies. Those companies adjust capital spending according to their expectations for oil and gas prices, which creates cycles in drilling activity. Each of our business segments generally tracks the level of domestic and international drilling activity, but their revenues, cash flows and profitability follow the rig count at different stages within these market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count. In a rising market, this results in longer lead times for ordered products. In a declining market, customers are contractually required to purchase ordered drill pipe even if they will no longer need that pipe. This creates a situation where some customers have an inventory of excess drill pipe. Drill bit demand and this segment’s earnings and cash flows have closely tracked the worldwide rig count. Within our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in premium tubular markets, including North American offshore drilling (in particular, the Gulf of Mexico) and deep U.S. gas drilling, but short-term demand for Atlas Bradford products also can be affected by inventories at OCTG distributors. The TCA product line also is affected by the level of U.S. OCTG mill activity. This segment’s XL Systems product line generally follows the level of worldwide offshore drilling activity.
      For the periods below, the revenues, profitability and cash flows from each of our business segments have been impacted by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Year Ended December 31,

	2005	2004	2003

WTI Oil(a)
Average	$56.59	$41.51	$31.06
Ending	61.04	43.45	32.52
Henry Hub Gas(b)
Average	$8.89	$5.90	$5.49
Ending	9.52	6.01	5.80
North American Rig Count(c)
Average	1,838	1,559	1,404
Ending	2,045	1,686	1,531
International Rig Count(c)
Average	908	836	771
Ending	948	869	803

(a)	Price per barrel of West Texas Intermediate (WTI) crude as of the dates presented above. Source: Bloomberg Energy/ Commodity Service.

(b)	Price per MMBtu as of the dates presented above. Source: Bloomberg Energy/ Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China and the Former Soviet Union).

Future Market Trends and Expectations
      We anticipate future results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity. These perceptions depend on their views regarding oil and natural gas prices. When forecasting our results for 2006, we relied on assumptions about the market, customers and suppliers, and we also considered the Company’s backlog, which is at its highest level ever, and past results. All these indicators point to increased performance in 2006. More recently, however, U.S. natural gas prices have decreased over 50% from their peak in December 2005. Despite this decline, we have not yet seen any significant changes in our customer’s spending plans. Therefore, we expect a continuation of strong worldwide drilling activity levels throughout 2006. Using these indicators and assumptions, we anticipate that 2006 earnings will be another record, in the range of $2.40 to $2.60 per diluted share, excluding any unusual items. Our results could materially differ from these forecasts if any of our assumptions, such as customer expectations of commodity price strength or drilling activity, prove to be incorrect. In addition, our businesses’ operations, financial condition and results of operations are subject to numerous risks and uncertainties that if realized could cause our actual results to differ substantially from our forward-looking statements. These risks and uncertainties are further described in Item 1A. of this report.
Results of Operations

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
      The following table summarizes the results of the Company:

	Year Ended December 31,

	2005	2004		% Change

	(In thousands)
Revenues:
Drilling Products and Services	$598,900	$390,617		53%
Drill Bits	398,227	326,918		22%
Tubular Technology and Services	352,870	226,233		56%
Corporate and Other	—	1,875		(100)%

Total Revenues	1,349,997	945,643		43%
Operating Income (Loss):
Drilling Products and Services	$176,181	$90,637	(a)	94%
Drill Bits	98,616	70,542		40%
Tubular Technology and Services	88,286	20,884	(b)	323%
Corporate and Other	(52,130)	(40,391	)(c)	29%

Total Operating Income	310,953	141,672		119%

(a)	Includes other charges of $2.0 million in 2004 related to our manufacturing rationalization program, which includes lease termination, severance and other exit costs in connection with the downsizing of our Drilling Products Canadian operations.

(b)	Includes other charges of $3.2 million for severance costs related to the Tubular Technology and Services organizational restructuring.

(c)	Includes other charges of $3.8 million for the write-off of leasehold improvements and furniture and fixtures related to the relocation of our corporate offices in September 2004.
      Consolidated revenues increased $404.4 million, or 43%, while the worldwide average rig count increased 15%. Consolidated operating income increased $169.3 million, or 119%, and operating income margins increased from 15% to 23%. Operating income in 2004 included other charges and transition costs mentioned above totaling $9.0 million. Improved margins reflect a strong market activity and better pricing at all of our segments.

      Other operating expenses (sales and marketing, general and administrative, and research and engineering) as a percentage of revenues decreased to 19% from 25%. This improvement primarily reflects reduced sales and marketing expenses at certain foreign locations at our Drill Bits segment.
      Interest expense decreased $12.7 million due to lower debt balances year-over-year as a result of our comprehensive debt restructuring during 2005. Equity income from unconsolidated affiliates increased to $58.3 million from $4.6 million, which primarily reflects increased earnings from VAT. VAT is benefiting from increased volume and pricing for seamless OCTG products. Other income increased from $0.4 million in 2004 to $5.7 million in 2005 due primarily to foreign exchange gains from the strengthening of the U.S. dollar against the Euro and British Pound. Fiscal 2004 included net gains from asset sales of $4.5 million. Additionally, in 2005 we incurred refinancing charges of $57.1 million associated with our debt restructuring program mentioned above.
      The Company’s tax rate in 2005 was 31.1% compared to 33.2% in 2004. This rate decrease was primarily attributable to a $4.9 million reversal of a deferred tax valuation reserve for foreign tax credits.
Segment Results

Drilling Products and Services
      Revenues for the Drilling Products and Services segment increased $208.3 million, or 53%, and operating income increased $85.5 million, or 94%, which includes other charges mentioned above of $2.0 million in 2004. The operating income margin of 29% was up from 23%, including charges. During 2005, drill pipe footage sold increased 2.9 million feet, or 36%. The average sales price per foot increased by 12%, which primarily reflects price increases implemented during the year that include surcharges due to higher steel prices. Also contributing to the revenues increase are increased sales of tool joints, heavyweight drill pipe and drill collars.

Drill Bits
      Revenues for the Drill Bits segment increased $71.3 million, or 22%. This increase was attributable to increased revenues in U.S. and Canada reflecting the 18% increase in the average North American rig count, increased revenues at certain international regions due to increased activity and focused sales programs, and incremental revenues from our acquisition of Corion in July 2005. Operating income increased $28.1 million, or 40%, and operating income margins increased from 22% to 25%. The increase in margins was primarily due to decreased sales and marketing expenses at certain less profitable foreign locations.

Tubular Technology and Services
      Revenues for the Tubular Technology and Services segment increased by 56% to $352.9 million. Operating income increased $67.4 million, or 323%, which includes other charges mentioned above of $3.2 million in 2004 and operating income margins of 25% was up from 9%. These increases reflect increased volumes and pricing across all of this segments product lines primarily due to increased deep gas drilling activity and higher steel prices.

Corporate and Other
      Corporate expenses for 2005 were $52.1 million up from $40.4 million in 2004, which included other charges previously mentioned of $3.8 million in 2004. As a percentage of revenues, Corporate expenses remained relatively flat year-over-year. The increase is also due to start-up costs associated with IntelliServ, which we acquired the remaining 50% in September 2005.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
      The following table summarizes the results of the Company:

	Year Ended December 31,

	2004		2003		% Change

	(In thousands)
Revenues:
Drilling Products and Services	$390,617		$308,297		27%
Drill Bits	326,918		258,975		26%
Tubular Technology and Services	226,233		226,607		(0)%
Corporate and Other	1,875		9,939		(81)%

Total Revenues	945,643		803,818		18%
Operating Income (Loss):
Drilling Products and Services	$90,637	(a)	18,776	(a)	383%
Drill Bits	70,542		58,443	(d)	21%
Tubular Technology and Services	20,884	(b)	7,634	(e)	174%
Corporate and Other	(40,391	)(c)	(39,556	)(e)(f)(g)	(2)%

Total Operating Income	141,672		45,297		213%

(a)	Includes other charges of $2.0 million in 2004 related to our manufacturing rationalization program, which includes lease termination, severance and other exit costs in connection with the downsizing of our Drilling Products Canadian operations. Includes other charges of $24.9 million in 2003 for fixed asset write-downs related to our manufacturing rationalization program designed to take out of service redundant or idle assets before their estimated useful lives pursuant to our initiative to streamline manufacturing capacity and improve operating efficiencies. The fixed asset write-downs were determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(b)	Includes other charges of $3.2 million for severance costs related to the Tubular Technology and Services organizational restructuring.

(c)	Includes other charges of $3.8 million for the write-off of leasehold improvements and furniture and fixtures related to the relocation of our corporate offices in September 2004.

(d)	Includes transition costs of $3.9 million related to the ReedHycalog acquisition in December 2002.

(e)	Includes other charges of $6.4 million, $0.4 million in Tubular, Technology, and Services and $6.0 million in Corporate and Other, classified as Cost of Sales related to the write-down of industrial inventory products to their estimated net realizable values. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposition.

(f)	Includes other charges of $6.4 million related to the write-down of two technology joint ventures. Included in this amount is a goodwill impairment of $2.5 million, an intangible asset write-off of $1.3 million and an equity-method investment impairment of $2.6 million.

(g)	Includes other charges of $1.5 million for stock compensation expense. In May 2003, two members of the Board of Directors volunteered to step down to reduce the number of common directors between us and our former parent Weatherford, and vesting of their stock-based compensation was accelerated. Also included is a $1.4 million credit reflecting the actual 2003 settlement of a liability accrued as a charge in 2000.
      Consolidated revenues increased $141.8 million, or 18%, while the worldwide rig count increased 10%. Consolidated operating income increased $96.4 million, or 213%, and operating income margins increased from 6% to 15%. Operating income in 2004 and 2003 included other charges and transition costs mentioned above totaling $9.0 million and $41.7 million, respectively. Improved margins reflect better pricing at all of our segments and efficiencies obtained from the Drilling Products and Services’ rationalization program and the

Tubular Technology and Services’ restructuring program. These improved margins were partially offset by increased costs at the Drill Bits segment.
      Other operating expenses (sales and marketing, general and administrative, and research and engineering) as a percentage of revenues increased slightly from 24% to 25%. The increase in other operating expenses resulted primarily from increased sales and marketing expenses at our Drill Bits segment from international expansion costs and bad debt expense related to foreign accounts receivable, higher incentive expenses and increased costs related to compliance with Section 404 of the Sarbanes-Oxley Act.
      Interest expense decreased $2.0 million due to lower debt balances compared to the prior year. Equity income from unconsolidated affiliates increased to $4.6 million compared to $2.0 million in 2003. This improvement primarily reflects increased equity income from our investment in VAT partially offset by increased development spending in our IntelliServ joint venture. Additionally, 2003 includes losses from one of our technology joint ventures that we wrote-off in December 2003. Other income, net decreased from $11.2 million in 2003 to $0.4 million in 2004. Fiscal 2003 includes gains related to the sales of businesses of $3.4 million and favorably renegotiating a liability to our former parent of $6.6 million, partially offset by transition costs in 2003 of $2.9 million associated with the ReedHycalog integration. Fiscal 2004 includes net gains from asset sales of $4.5 million. Additionally, we incurred foreign exchange losses of $3.7 million in 2004 versus losses of $3.2 million in 2003 resulting primarily from the U.S. dollar weakening in relation to the Euro and British Pound.
      Our tax rate in 2004 was 33.2% compared to 45.9% in 2003. The rate decrease was primarily attributable to lower expected foreign taxes due to the favorable renegotiation of a tax holiday for certain foreign operations.
Segment Results

Drilling Products and Services
      Revenues for the Drilling Products and Services segment increased $82.3 million, or 27%, and operating income increased $71.7 million, or 383%, which includes other charges mentioned above of $2.0 million and $24.9 million in 2004 and 2003, respectively. The operating income margin of 23% was up from 6%, including charges. During 2004, drill pipe footage sold increased 0.9 million feet, or 13%, from 7.1 million feet to 8.0 million feet sold. The average sales price per foot increased by 15%, which primarily reflects a shift in product mix from lower margin, small-diameter drilling products to higher margin, large-diameter drilling products and price increases implemented during the year that include surcharges due to higher steel prices. Also contributing to the revenues increase are increased sales of tool joints, heavyweight drill pipe and drill collars and this segment’s results reflect the benefits from the rationalization program implemented at the beginning of 2004, which increased facility utilization and provided efficiency improvements.

Drill Bits
      Revenues for the Drill Bits segment increased $67.9 million, or 26%. This increase was primarily attributable to increased revenues in U.S. and Canada reflecting the 11% increase in the North American rig count, increased revenues at certain international regions due to focused sales and marketing efforts and increased revenues from our acquisition of Diamond Products International, Inc. (DPI) in August 2004. This segment continues to have success in its newly developed product lines, which include ReedHycalog’s rotary steerable bit technologies and directional products, ReedHycalog’s TReXtm diamond technology and the TuffCuttertm, TuffDutytm and Titantm lines of roller-cone products. Operating income increased $12.1 million, or 21%, which includes transition costs mentioned above of $3.9 million in 2003, however operating income margins decreased slightly from 23% to 22%. The decrease in margins was primarily due to manufacturing inefficiencies while shifting capacity between plants in connection with an expansion of our Singapore operations, and incremental sales and marketing expenses in connection with this segment’s international expansions, increased bad debt expense related to foreign accounts receivable and the acquisition of DPI.

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

Corporate and Other
      Our Corporate and Other segment revenues decreased $8.1 million, or 81%, due to the exiting of the industrial drill pipe business and the construction casing and water well business in 2003. Operating loss remained relatively flat year-over-year, however, 2003 includes other charges mentioned above of $12.5 million. Operating loss in 2004 includes other charges mentioned above of $3.8 million along with higher Corporate incentive expenses, costs related to the implementation of Sarbanes-Oxley and depreciation of the Company’s new ERP System.
      Additionally, in 2003, we moved our joint ventures relating to POS-GRIP technology from our Tubular Technology and Services segment to this segment. Prior periods have been restated to reflect this change. During the first quarter of 2004, we sold the rights to the POS-GRIP technology for jack-up exploration applications and have granted our partner an option to purchase our rights to POS-GRIP technology for subsea applications.
Liquidity and Capital Resources
      Our liquidity depends upon our cash flow from operations, the level of availability under our credit facility and our ability to raise capital from third parties. During 2005, we completed a comprehensive debt restructuring where we entered into a new $350 million credit facility, replacing our previous $190 million credit facility, and replaced our existing 9% and 9 5/8% Senior Notes totaling $375 million with 6 1/8% Senior Notes totaling $200 million (see below under “Debt Restructuring” for further discussion). As a result of these improvements, we have significantly improved our liquidity position. We believe that we are positioned to take advantage of the strong market for our products and services, take advantage of strategic opportunities as they become available and maintain sufficient company liquidity in the event of a downturn.
      In February 2006, we announced that our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $150 million of our common stock. We may repurchase our shares in the open market based on, among other things, our ongoing capital requirements and expected cash flows, the market price and availability of our stock, regulatory and other restraints and general market conditions. The repurchase program does not have an established expiration date.
      At December 31, 2005, we had cash of $28.2 million, working capital of $479.6 million and unused borrowing availability of $330.6 million under our new credit facility, compared to cash of $47.6 million, working capital of $401.3 million and unused borrowing availability under our previous senior credit facility of $168.0 million at December 31, 2004.
      The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net Cash Provided by Operating Activities	$194,676	$113,170	$82,938
Net Cash Used in Investing Activities	(69,672)	(45,381)	(23,804)
Net Cash Used in Financing Activities	(144,180)	(39,890)	(62,412)

Operating Activities
      Net cash flow provided by operating activities increased by $81.5 million in 2005 compared to 2004 primarily due to improved operating performance, attributable to our increased revenues and profits. Cash flow before changes in operating assets and liabilities increased by $101.2 million reflecting the increase in activity, which was partially offset by a use of cash of $19.7 million related to a net increase in operating assets. The significant recovery of worldwide drilling activity has driven higher working capital investments, particularly accounts receivable and inventories, which was partially offset by increased tax liabilities.
      Net cash flow provided by operating activities increased by $30.2 million in 2004 compared to 2003. Cash flow before changes in operating assets and liabilities increased by $63.3 million, which was offset by a use of cash of $33.1 million related to a net increase in operating assets. This use of cash was primarily due to increased inventories reflecting increased drilling activity partially offset by cash provided by accounts receivables due to an improvement in days sales outstanding of 16 days.

Investing Activities
      Net cash used in investing activities increased by $24.3 million in 2005 compared to 2004. Cash payments for business acquisitions in 2005 primarily include $17.0 million for the assets of Corion, $10.5 million for the remaining 30% interest in GPJ and $8.7 million for the remaining 50% interest in Intelliserv. Net cash used in investing activities in 2004 include the proceeds from the sale of Texas Arai of $19.9 million and the proceeds from higher sales of fixed assets of $6.6 million, which was not repeated in 2005.
      Net cash used in investing activities increased by $21.6 million in 2004 compared to 2003. This increase was primarily attributable to higher cash payments for acquisitions of businesses in 2004 of $25.6 million, partially offset by decreased proceeds from the sale of businesses (including discontinued operations) and the sale of fixed assets of $0.8 million. Cash payments for business acquisitions, net of cash acquired, in 2004 include $17.3 million for the assets of Novatek and $16.5 million for DPI, while the activity in 2003 includes $3.1 million of post-closing acquisition payments related to both ReedHycalog and POS and $5.2 million for acquiring an additional 35% interest in Rotator. Proceeds from the sale of businesses in 2004 include $19.9 million for Texas Arai, $1.3 million for POS and $0.8 million for a post-closing receipt related to Rotator, while the activity in 2003 includes $13.1 million for the sale of Rotator, $6.3 million for the sale of our Petro-Drive operations and $11.0 million for the sale of Star.
      Capital expenditures for property, plant and equipment totaled $29.5 million and $37.9 million for the years ended December 31, 2005 and 2004, respectively. We currently expect to expend approximately $100.0 million for capital expenditures for property, plant and equipment during 2006, which includes capital expenditures for our new Drill Bits facility, capital spending related to the manufacture of IntelliServ drill string and capital spending related to capacity expansions and efficiency projects in the Drilling Products and Tubular Technology Segments.

Financing Activities
      Net cash used in financing activities increased by $104.3 million in 2005 compared to 2004. This primarily reflects increased net repayments on debt of $104.0 million coupled with a debt redemption premium of $43.8 million related to the redemption of our 9 5/8% Senior Notes. See “Debt Restructuring” below for further discussion. This was partially offset by an increase in proceeds from stock option exercises of $49.5 million.
      Net cash provided by financing activities decreased by $22.5 million in 2004 compared to 2003. This change primarily reflects increased proceeds from stock options exercised in 2004 of $25.2 million partially offset by increased repayments on our debt. As of December 31, 2004, there were no borrowings outstanding under the revolver or term loan portions of our previous senior credit facility.

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
      The U.S. portion of the New Credit Facility is guaranteed by us, certain foreign subsidiaries and our U.S. subsidiaries and is secured by substantially all of us and our subsidiaries’ U.S. assets, including U.S. inventories, equipment, receivables, owned real property and 65% of the stock of certain foreign subsidiaries. The U.K. portion of the New Credit Facility is guaranteed by us and all of our U.S. subsidiaries and is secured by substantially all of us and our subsidiaries’ U.K. assets.
      The terms of the New Credit Facility provide for financial covenants that include maintenance at all times of a maximum total debt to book capitalization ratio not to exceed 50%, and maintenance on a rolling four quarter basis of a minimum interest coverage ratio (EBITDA/interest expense) of not less than 2.50 to 1.00. The New Credit Facility contains additional customary covenants, including restrictions to incur new debt, repurchase company stock, pay dividends, sell assets, grant liens and other related items. At December 31, 2005, we were in compliance with the various covenants under the New Credit Facility.
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
      As of December 31, 2005, we had drawn $11.2 million and $8.2 million of letters of credit had been issued under the New Credit Facility. The borrowings under the New Credit Facility are recorded as “Long-Term Debt” in the accompanying Consolidated Balance Sheets as we have the ability under the credit agreements and the intent to maintain these obligations for longer than one year.
      Debt fees capitalized in connection with the New Credit Facility were $3.3 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Consolidated Balance Sheets. Unamortized loan costs of $2.3 million related to the Company’s previous credit facility were written off in 2005 and are included in “Refinancing Charges” in the accompanying Consolidated Statements of Operations.

Redemption of 9 5/8% Senior Notes Due 2007
      Contemporaneously with entry into the New Credit Facility, we announced the call of our $200 million principal amount of 9 5/8% Senior Notes due 2007 (9 5/8% Senior Notes). The 9 5/8% Senior Notes were redeemed, in accordance with the indenture governing the 9 5/8% Senior Notes, for face value plus accrued and unpaid interest and a make-whole premium. The make-whole premium was calculated by discounting future interest and principal of the notes at a rate equal to the applicable Treasury Yield plus 50 basis points. Such redemption was completed on June 17, 2005 and was funded utilizing a combination of excess cash and borrowings under the New Credit Facility. The total cash paid in connection with the redemption was $226.2 million. In 2005, we recorded refinancing charges of $27.9 million, representing $25.4 million for the make-whole premium and $2.5 million for the write-off of the remaining unamortized debt costs and discount on the 9 5/8% Senior Notes, which is included in “Refinancing Charges” in the accompanying Consolidated Statements of Operations.

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
      The indenture governing the 6 1/8% Senior Notes contains various covenants customary in such instruments, including restrictions on incurring new debt, repurchasing company stock, paying dividends, selling assets, granting liens and other related items. At December 31, 2005, the Company was in compliance with the covenants under the 6 1/8% Senior Note agreement. Debt fees capitalized in connection with the 6 1/8% Senior Notes totaled $3.6 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Consolidated Balance Sheets.

Repurchase of 9% Senior Notes Due 2009
      On June 13, 2005, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding $175 million 9% Senior Notes due 2009 (9% Senior Notes). Total cash paid for the repurchase of the 9% Senior Notes was $194.8 million of which $174.9 million related to the principal amount of the 9% Senior Notes, $18.1 million related to the tender offer consideration and consent payment and $1.8 million related to accrued interest. We recorded refinancing charges of approximately $21.7 million, which included the tender offer consideration and consent payment, $3.2 million for the write-off of the remaining unamortized debt costs and $0.4 million in other related fees, and are included in the “Refinancing Charges” in the accompanying Consolidated Statements of Operations. The repurchase of the 9% Senior Notes was completed on July 27, 2005.

Treasury Rate Locks
      In April 2005, we entered into two Treasury rate lock agreements with an aggregate notional principal amount of $150.0 million whereby the Company locked in U.S. Treasury rates relating to an anticipated debt securities issuance. These Treasury rate locks were initially designated as cash-flow hedges of the forecasted semi-annual interest payments associated with an anticipated debt issuance. The Treasury rate locks matured and a loss of $5.2 million was incurred, which is included in “Refinancing Charges” in the accompanying Consolidated Statements of Operations, as we changed the terms and type of debt related to the anticipated offering.

Liquidity Outlook
      We estimate for 2006 our required principal and interest payments for our outstanding debt to be approximately $20.0 million and capital expenditures to be approximately $100.0 million. We currently expect to satisfy all required debt service and capital expenditures during 2006 from operating cash flows, existing cash balances and our New Credit Facility.

      Based on our current required principal and interest payments and projected capital expenditures, our operating cash flows, existing cash balances and estimated availability under our New Credit Facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity in the event of a prolonged market downturn to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during any such period. Acquisitions and expansions will be financed from operating cash flows, borrowings under our New Credit Facility, or through a combination of the issuance of additional equity and debt financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount and form of issue dependent on the prevailing market and general economic conditions.
      The following table summarizes our contractual obligations and commercial commitments at December 31, 2005:

					After
	Total	1 Year	2-4 Years	5-6 Years	6 Years

	(In thousands)
Contractual Obligations:
Long-Term Debt(a)	$302,715	$18,678	$40,752	$36,100	$207,185
Operating Leases	46,049	9,527	17,342	7,856	11,324
Purchase Obligation(b)	196,655	196,367	288	—	—
Pension Funding	2,000	2,000	—	—	—
Capital Lease Obligations(a)	2,617	1,151	1,312	154	—

Total Contractual Obligations	$550,036	$227,723	$59,694	$44,110	$218,509

					After
	Total	1 Year	2-4 Years	5-6 Years	6 Years

Commercial Commitments
Letters of Credit	$13,880	$10,906	$2,974	$—	$—

(a)	Long-term debt and capital lease obligations above includes estimated interest payments based on principal balances and interest rates as of December 31, 2005.

(b)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions; and the appropriate timing of the transaction.
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
      In connection with the spinoff, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed for at least a three year-period from April 2000, which was extended to March 2005, to purchase at least 70% of its requirements for certain products from us. In return, we agreed to sell those products at prices not greater than the price that we sell to similarly situated customers, and, as partial consideration for amounts due to Weatherford at that time, we provided Weatherford a $30.0 million credit towards 20% of purchase price of those products. As of December 31, 2005, the credit balance had been fully utilized. During 2005, Weatherford purchased approximately $38.9 million of products from us. We believe that the prices we charge Weatherford are on terms comparable to those that would be available to other third parties.

      Our Drill Bits segment sells drill bits worldwide to oil and gas operators, including Newfield Exploration Company (Newfield). In addition, a division of our Tubular Technology and Services segment also sells accessories directly to Newfield. Two of our directors, Mr. Trice and Mr. Hendrix, are directors of Newfield and Mr. Trice is Newfield’s Chairman, President and Chief Executive Officer. During 2005, Newfield purchased approximately $2.3 million of products from us. We believe that the prices we charge are on terms comparable to those that would be available to other third parties.
      During 2004, our supply agreement with VAT was amended. The amended agreement provides for a reduced minimum annual purchase commitment through July 31, 2007, effective April 1, 2004. The amendment also provides for a surcharge provision under which actual costs of key raw materials in the green pipe production process will be indexed to the April 2003 base cost and surcharges per ton assessed accordingly for the difference. These surcharges were phased in during 2004 and were in place beginning in 2005. Although we are not contractually obligated to purchase an annual minimum quantity, the contract does include a penalty when purchases fall below a minimum level calculated using a two-year average. The maximum annual penalty due under the contract would be approximately 1.9 million Euros annually. During 2005, we met our minimum purchase requirements and we currently believe we will meet our contractual commitments for 2006 without incurring unnecessary penalties or material unnecessary inventory positions.
Off-Balance Sheet Financing
      We do not have any off-balance sheet hedging, financing arrangements or contracts except those associated with our investment in VAT, which is not consolidated in our financial statements. This investment is accounted for under the equity-method of accounting. The assets and liabilities of VAT are summarized in Note 7. Additionally, VAT has entered into forward contracts to cover its currency risk related to accounts receivables and accounts payables, has entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds, and has also entered into an agreement with a bank to sell a significant portion of its accounts receivable.
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
      We expect that upon the adoption of SFAS No. 123R, we will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of SFAS No. 123R, our financial statements for periods prior to the effective date of the Statement will not be restated. At December 31, 2005, unamortized compensation expense related to outstanding unvested options and our employee stock purchase plan, as determined in accordance with SFAS 123, that we expect to record during 2006 is approximately $3.3 million, before tax. We will incur additional expense during 2006 related to new awards granted during 2006 that are not yet quantified.
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (January 1, 2006 for the Company). We do not believe that the adoption of SFAS No. 151 will have a significant effect on our financial statements.
      The American Jobs Creation Act of 2004 (the “Act”) enacted on October 22, 2004 provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated foreign earnings. To qualify for the deduction, certain criteria in the Act must be satisfied. We evaluated these provisions and determined we will not repatriate foreign earnings under the repatriation provisions of the Act.
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

Deferred Revenues and Charges
      For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are required to be deferred until the customer takes physical possession. At December 31, 2005, we had deferred revenues and charges related to such transactions of $21.4 million and $14.6 million, respectively. At December 31, 2004, we had deferred revenues and charges of $21.4 million and $17.2 million, respectively. The deferred charges represent customer-owned finished goods inventory on deferred sales transactions for which legal title transfer has occurred, but the product is not yet in the customer’s physical possession.

Allowance for Uncollectible Accounts
      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowances for doubtful accounts of $5.9 million and $8.0 million as of December 31, 2005 and 2004, respectively, are provided primarily based on specific account collection issues. The provision for bad debt expense was $1.7 million, $3.8 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003 respectively. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Inventories
      Inventory costs are stated at the lower of cost or market using the first-in, first-out method. We value our inventories primarily using standard costs, which approximate actual costs, that include raw materials, direct labor and manufacturing overhead allocations. We perform obsolescence reviews on our slow-moving and excess inventories and establish reserves based on current assessments of factors such as age of inventory, technology obsolescence, future product demands, market conditions and related management initiatives. If such factors are different than those projected by management, additional inventory reserves may be required.

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

Valuation of Long-Lived Assets
      A review for impairment of long-lived assets is performed whenever events or changes in circumstances indicate that the carrying amount an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to expected undiscounted future net cash flows to be generated by the asset group. If such asset group is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds fair value based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs. While we believe no impairments existed at December 31, 2005 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

Goodwill and Intangible Assets
      Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over the years expected to be benefited, ranging from 1.5 to 20 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on our annual goodwill impairment test as of October 1, 2005, we do not believe any of our goodwill was impaired as of December 31, 2005. While we believe no impairment existed at December 31, 2005 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

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

Pension Plans
      The plan obligations and related assets of defined benefit pension plans are presented in Note 12 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations as of the period end. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

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
Foreign Currency Risk
      The functional currency for the majority of our international operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in the Consolidated

Statements of Operations in “Other Income, Net” in the current period. The functional currency of our Canadian, Venezuelan and Chinese operations is the local currency. Adjustments resulting from the translation of the local functional currency financial statements into the U.S. dollar, which is primarily based on current exchange rates, are included in the Consolidated Statements of Stockholders’ Equity as a separate component of “Accumulated Other Comprehensive Loss” in the current period. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included “Other Income, Net”, which includes our long-term supply contract with VAT that is denominated in Euros. Net foreign currency gains (losses) for the years ended December 31, 2005, 2004 and 2003 were $4.7 million, ($4.3 million), and $3.2 million, respectively.
Interest Rates
      We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. The following table, which presents principal cash flows by expected maturity dates and weighted average interest rates, summarizes our fixed rate debt obligations at December 31, 2005 and 2004 that are sensitive to changes in interest rates.

2005	2006	2007	2008	2009	2010	Thereafter

	(In thousands)
Long-term debt:
Fixed rate	$7,045	$3,635	$550	$634	$287	$201,178
Average interest rate	6.11%	6.12%	6.12%	6.12%	6.12%	6.12%

2004	2005	2006	2007	2008	2009	Thereafter

Long-term debt:
Fixed rate	$4,181	$1,273	$199,705	$234	$175,245	$1,316
Average interest rate	9.28%	9.32%	9.22%	8.96%	8.94%	5.04%
      As of December 31, 2005, we had fixed rate debt aggregating $213.3 million and variable rate debt aggregating $11.2 million. The variable rate debt exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from December 2005 levels, interest expense would increase by approximately $0.1 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates. However, our fixed rate Senior Notes outstanding at December 31, 2005 subject us to risks related to changes in the fair value of the debt and exposes us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $7.3 million.
      The fair value of financial instruments which differed from their carrying value at December 31, 2005 and 2004, were as follows:

	December 31,

	2005		2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In millions)
6 1/8% Senior Notes due 2015	$200.0	$200.6	$—	$—
9% Senior Notes due 2009	0.1	0.1	175.0	196.7
9 5/8% Senior Notes due 2007	—	—	199.5	225.1

Item 8.	Financial Statements and Supplementary Data
      The following consolidated financial statements are filed in this Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Grant Prideco, Inc.
Houston, Texas
      We have audited the accompanying consolidated balance sheet of Grant Prideco, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a) as of December 31, 2005 and for the year then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of the Company for the years ended December 31, 2004 and 2003 were audited by other auditors whose report, dated March 29, 2005, expressed an unqualified opinion on those statements and schedule.
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
      In our opinion, such 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2005 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Houston, Texas
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Grant Prideco, Inc.
      We have audited the accompanying consolidated balance sheet of Grant Prideco, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the two years ended December 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grant Prideco, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the two years ended December 31, 2004.

/s/ Ernst & Young LLP
Houston, Texas
March 29, 2005

GRANT PRIDECO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues	$1,349,997	$945,643	$803,818
Operating Expenses:
Cost of sales	776,486	560,807	533,572
Sales and marketing	137,133	128,585	106,589
General and administrative	99,732	85,071	69,251
Research and engineering	25,693	20,473	17,711
Other charges	—	9,035	31,398

	1,039,044	803,971	758,521

Operating Income	310,953	141,672	45,297
Interest Expense	(29,148)	(41,889)	(43,871)
Other Income, Net	5,655	398	11,164
Equity Income in Unconsolidated Affiliates	58,259	4,600	1,975
Refinancing Charges	(57,086)	—	—

Income From Continuing Operations Before Income Taxes and Minority Interests	288,633	104,781	14,565
Income Tax Provision	(89,680)	(34,745)	(6,692)

Income from Continuing Operations Before Minority Interests	198,953	70,036	7,873
Minority Interests	(9,949)	(5,243)	(3,216)

Income from Continuing Operations	189,004	64,793	4,657
Income (Loss) from Discontinued Operations, Net of Tax	—	(9,527)	533

Net Income	$189,004	$55,266	$5,190

Basic Net Income Per Share:
Income from continuing operations	$1.49	$0.53	$0.04
Loss from discontinued operations	—	(0.08)	—

Net income	$1.49	$0.45	$0.04

Basic weighted average shares outstanding	127,236	123,325	121,646
Diluted Net Income Per Share:
Income from continuing operations	$1.45	$0.51	$0.04
Loss from discontinued operations	—	(0.07)	—

Net income	$1.45	$0.44	$0.04

Diluted weighted average shares outstanding	130,467	126,091	123,401
The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,

	2005	2004

ASSETS
Current Assets:
Cash	$28,164	$47,552
Restricted cash	—	231
Accounts receivable, net of allowance for doubtful accounts of $5,856 and $8,024 for 2005 and 2004, respectively	268,450	202,084
Inventories	360,630	288,820
Deferred charges	14,629	17,204
Current deferred tax assets	39,957	26,473
Prepaid expenses	13,197	12,033
Other current assets	1,228	2,370

	726,255	596,767
Property, Plant and Equipment, Net	238,770	244,305
Goodwill	421,627	393,993
Intangible Assets, Net	58,181	43,807
Investments In and Advances to Unconsolidated Affiliates	84,547	49,159
Other Assets	10,904	16,435

	$1,540,284	$1,344,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$7,045	$4,181
Accounts payable	92,290	71,741
Accrued labor and benefits	61,863	53,060
Deferred revenues	21,424	21,413
Federal income taxes payable	24,708	8,144
Current deferred tax liabilities	3,818	3,108
Other current liabilities	35,498	33,854

	246,646	195,501
Long-Term Debt	217,484	377,773
Deferred Tax Liabilities	38,171	25,183
Other Long-Term Liabilities	29,365	24,474
Commitments and Contingencies (See Notes 14 and 15)
Minority Interests	12,463	15,994
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; no shares issued in 2005 or 2004	—	—
Common stock, $0.01 par value; authorized 300,000 shares; issued 130,927 and 124,516 in 2005 and 2004, respectively	1,309	1,245
Capital in excess of par value	647,211	528,188
Unearned compensation	(6,573)	(5,801)
Retained earnings	381,293	192,289
Accumulated other comprehensive loss	(19,496)	(12,291)
Treasury stock, at cost, 924 and 617 shares in 2005 and 2004, respectively	(17,862)	(8,483)
Deferred compensation obligation	10,273	10,394

	996,155	705,541

	$1,540,284	$1,344,466

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash Flows From Operating Activities:
Net income	$189,004	$55,266	$5,190
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	—	11,746	—
Gain on sale of businesses, net	(1,577)	(774)	(3,393)
Depreciation and amortization	46,632	43,220	44,688
Non-cash portion of other charges	—	6,010	31,247
Debt refinancing charges	51,834	—	—
Deferred income tax	(12,769)	20,096	(16,133)
Equity income in unconsolidated affiliates, net of dividends	(46,218)	3,490	11,675
Stock-based compensation expense	10,073	4,660	2,866
Deferred compensation expense	2,263	1,682	1,595
Minority interests in consolidated subsidiaries, net of dividends	3,688	2,103	1,326
(Gain) loss on sale of assets, net	1,338	(4,466)	645
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(68,638)	2,278	(29,747)
Inventories	(68,192)	(60,039)	(4,413)
Deferred charges	2,575	(17,204)	—
Other current assets	4,397	6,768	29,500
Other assets	708	3,087	(281)
Accounts payable	18,320	64	13,075
Deferred revenues	11	21,413	—
Federal income tax payable	61,558	(7,392)	3,985
Other current liabilities	(4,636)	17,197	(5,652)
Other, net	4,305	3,965	(3,235)

Net cash provided by operating activities	194,676	113,170	82,938
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(39,232)	(33,833)	(8,272)
Proceeds from sales of businesses, net of cash disposed	2,521	2,180	30,364
Proceeds from sale of discontinued operations, net of cash disposed	—	19,859	—
Investments in and advances to unconsolidated affiliates	(5,273)	(4,167)	(5,459)
Capital expenditures for property, plant and equipment	(29,501)	(37,879)	(41,418)
Proceeds from sales of fixed assets	1,813	8,459	981

Net cash used in investing activities	(69,672)	(45,381)	(23,804)
Cash Flows From Financing Activities:
Borrowings (repayments) on credit facility, net	11,200	(14,320)	(42,982)
Repayments on debt	(379,315)	(49,781)	(17,608)
Debt refinancing costs	(43,778)	—	—
Issuance of debt	200,000	—	—
Debt issuance costs	(6,041)	—	—
Purchases of treasury stock	(3,385)	(2,508)	(2,388)
Proceeds from stock option exercises	75,243	25,791	566
Employee stock purchase plan purchases	1,896	928	—

Net cash used in financing activities	(144,180)	(39,890)	(62,412)
Effect of Exchange Rate Changes on Cash	(212)	423	630

Net Increase (Decrease) in Cash	(19,388)	28,322	(2,648)
Cash at Beginning of Year	47,552	19,230	21,878

Cash at End of Year	$28,164	$47,552	$19,230

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital
	$0.01 Par		in Excess			Accum Other	Treasury Stock		Deferred
			of Par	Unearned	Retained	Comprehensive			Compensation
	Shares	Amount	Value	Compensation	Earnings	Loss	Shares	Amount	Obligation	Total

	(In thousands)
Balance at December 31, 2002	120,815	$1,208	$484,819	$(7,743)	$131,833	$(24,073)	(342)	$(4,409)	$7,237	$588,872
Components of Comprehensive Loss:
Net Income	—	—	—	—	5,190	—	—	—	—	5,190
Currency Translation Adjustment	—	—	—	—	—	7,818	—	—	—	7,818
Minimum Pension Liability, net of tax of $356	—	—	—	—	—	(662)	—	—	—	(662)

Total Comprehensive Loss				—						12,346
Stock Grant and Options Exercised	85	1	565	—	—	—	—	—	—	566
Tax Benefit of Options Exercised	—	—	120	—	—	—	—	—	—	120
Compensation Expense for Accelerated Vesting	—	—	340	—	—	—	—	—	—	340
Issuance of Restricted Stock	350	3	(3)	—	—	—	—	—	—	—
Amortization of Restricted Stock, Net	—	—	—	4,014	—	—	—	—	—	4,014
Deferred Compensation Obligation	—	—	10	—	—		11	105	(259)	(144)
Purchase of Treasury Stock for Executive Deferred Compensation Plan	—	—	—	—	—	—	(204)	(2,388)	2,388	—

Balance at December 31, 2003	121,250	$1,212	$485,851	$(3,729)	$137,023	$(16,917)	(535)	$(6,692)	$9,366	$606,114
Components of Comprehensive Loss:
Net Income	—	—	—	—	55,266	—	—	—	—	55,266
Currency Translation Adjustment	—	—	—	—	—	3,966	—	—	—	3,966
Minimum Pension Liability, net of tax of ($354)	—	—	—	—	—	660	—	—	—	660

Total Comprehensive Loss				—						59,892
Stock Grant and Options Exercised	2,998	30	25,761	—	—	—	—	—	—	25,791
Tax Benefit of Options Exercised	—	—	6,717	—	—	—	—	—	—	6,717
Compensation Expense for Accelerated Vesting	—	—	3,304	—	—	—	—	—	—	3,304
Issuance of Restricted Stock	—	—	5,582	(5,582)	—	—	—	—	—	—
Amortization of Restricted Stock	—	—	—	3,510	—	—	—	—	—	3,510
Employee Stock Purchase Plan Issuance	91	1	927	—	—	—	—	—	—	928
Deferred Compensation Obligation	177	2	46	—	—	—	68	717	(1,480)	(715)
Purchase of Treasury Stock for Executive Deferred Compensation Plan	—	—	—	—	—	—	(150)	(2,508)	2,508	—

Balance at December 31, 2004	124,516	$1,245	$528,188	$(5,801)	$192,289	$(12,291)	(617)	$(8,483)	$10,394	$705,541
Components of Comprehensive Income:
Net Income	—	—	—	—	189,004	—	—	—	—	189,004
Currency Translation Adjustment	—	—	—	—	—	(6,080)	—	—	—	(6,080)
Minimum Pension Liability, net of tax of $606	—	—	—	—	—	(1,125)	—	—	—	(1,125)

Total Comprehensive Loss										181,799
Stock Grant and Options Exercised	5,660	56	75,187	—	—	—	—	—	—	75,243
Tax Benefit of Options Exercised			35,517	—	—	—	—	—	—	35,517
Compensation Expense for Accelerated Vesting	—	—	1,129	—	—	—			—	1,129
Issuance of Restricted Stock	500	5	5,202	(5,207)	—	—	(205)	(5,365)	—	(5,365)
Amortization of Restricted Stock, Net	—	—	—	4,435	—	—	—	—	—	4,435
Employee Stock Purchase Plan Issuance	171	2	1,894	—	—	—	—	—	—	1,896
Deferred Compensation Obligation	80	1	94	—	—	—	26	(629)	(3,506)	(4,040)
Purchase of Treasury Stock for Executive Deferred Compensation Plan	—	—	—	—	—	—	(128)	(3,385)	3,385	—

Balance at December 31, 2005	130,927	$1,309	$647,211	$(6,573)	$381,293	$(19,496)	(924)	$(17,862)	$10,273	$996,155

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations
      The Company is the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. The Company’s drill stem and drill bit products are used to drill oil and gas wells while its tubular technology and services are primarily used in drilling and completing oil and gas wells. The Company’s customers include drilling contractors; North American oil country tubular goods (OCTG) distributors; major, independent and state-owned oil companies; and other oilfield service companies. The Company operates primarily through three business segments: (1) Drilling Products and Services, (2) Drill Bits and (3) Tubular Technology and Services. Additionally, the Company’s Corporate and Other segment now includes the results of IntelliServ, Inc., which the Company acquired the remaining 50% interest in September 2005.
      The Company’s business primarily depends on the level of worldwide oil and gas drilling activity, which depends on capital spending by major, independent and state-owned exploration and production companies. Those companies adjust capital spending according to their expectations for oil and gas prices, which creates cycles in drilling activity. Each of the Company’s business segments generally tracks the level of domestic and international drilling activity, but their revenues, cash flows and profitability follow the rig count at different stages within these market cycles. Drill pipe demand is also a function of customer inventory levels which typically lags changes in the worldwide rig count. Drill bit demand and this segment’s earnings and cash flows have closely tracked the worldwide rig count. Within the Tubular Technology and Services segment, there are four product lines: Atlas Bradford® premium connections, Tube-Alloytm accessories, TCAtm premium casing and XL Systems large bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in premium tubular markets, including North American offshore drilling (in particular, the Gulf of Mexico) and deep U.S. gas drilling, but short-term demand for Atlas Bradford products also can be affected by inventories at OCTG distributors. The TCA product line also is affected by the level of U.S. OCTG mill activity. This segment’s XL Systems product line generally follows the level of worldwide offshore drilling activity.

Principles of Consolidation
      The consolidated financial statements include the accounts of Grant Prideco, Inc. and its majority-owned subsidiaries (Grant Prideco). The following table lists less than 100% owned consolidated subsidiaries as of December 31, 2005:

% Ownership

Tianjin Grant Prideco (TGP)	60%
H-Tech	54%
      The minority interests of the above listed subsidiaries are included in the Consolidated Balance Sheets and Statements of Operations as “Minority Interests”. In October 2005, the Company purchased the remaining 30% interest in one of its Chinese operations, Grant Prideco Jiangsu (GPJ) (formerly known as Jiangsu Shuguang Grant Prideco Tubular Limited (JSG)). See Note 4 for further discussion. Intercompany transactions and balances between Grant Prideco’s businesses have been eliminated. The Company accounts for its 50% or less-owned affiliates using the equity-method of accounting, as the Company has a significant influence but not a controlling interest (see Note 7). The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.
      In 2005, the Company reclassified the income tax expense related to the income from its 50.01% ownership interest in VAT Tubulars (VAT) partnership from “Equity Income in Unconsolidated Affiliates”

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to “Income Tax Provision” in the accompanying Consolidated Statements of Operations. The effect of the reclassification was to report the Company’s share of the VAT partnership income that is taxable to the Company on a before-tax basis. Prior period results have been reclassified to conform to the current year presentation. This reclassification has no impact on operating income, operating cash flows or net income. Additionally, as explained in Note 6, in 2004, the Company sold its Texas Arai division and prior year results of operations of Texas Arai have been reclassified as discontinued operations.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include reserves for inventory obsolescence, self-insurance, valuation of goodwill and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities, stock based compensation and purchase accounting allocations. Actual results could differ from those estimates.

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

Deferred Revenues and Charges
      For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are required to be deferred until the customer takes physical possession. At December 31, 2005, the Company had deferred revenues and charges related to such transactions of $21.4 million and $14.6 million, respectively. At December 31, 2004, the Company had deferred revenues and charges of $21.4 million and $17.2 million, respectively. The deferred charges represent customer-owned finished goods inventory on deferred sales transactions for which legal title transfer has occurred, but the product is not yet in the customer’s physical possession.

Cash
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Uncollectible Accounts
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. Allowances for doubtful accounts of $5.9 million and $8.0 million as of December 31, 2005 and 2004, respectively, are provided primarily based on specific account collection issues. The provision for bad debt expense was $1.7 million, $3.8 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003 respectively. The increase from 2003 to 2004 relates to collection issues on foreign receivables at the Company’s Drill Bits segment, which was not repeated in 2005. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Inventories
      Inventory costs are stated at the lower of cost or market using the first-in, first-out method. The Company values its inventories primarily using standard costs, which approximate actual costs, and includes raw materials, direct labor and manufacturing overhead allocations. The Company performs obsolescence reviews on its slow-moving and excess inventories and establishes reserves based on current assessments of factors such as age of inventory, technological obsolescence, future product demands, market conditions and related management initiatives.
      Inventories, net of reserves, by category are as follows:

	December 31,

	2005	2004

	(In thousands)
Raw Materials, Components and Supplies	$169,966	$104,543
Work in Process	84,783	59,308
Finished Goods	105,881	124,969

	$360,630	$288,820

      Work in process and finished goods inventories include the cost of materials, direct labor and manufacturing overhead.
      Reserves for excess and obsolete inventory included in the Consolidated Balance Sheets at December 31, 2005 and 2004 were $17.6 million and $13.0 million, respectively. The increase in reserves at December 31, 2005 relates primarily to obsolete and slow-moving inventory at the Company’s Drill Bits segment.

Property, Plant and Equipment
      Property, plant and equipment is carried at cost. Maintenance and repairs are expensed as incurred. The costs of replacements, betterments and renewals are capitalized. When properties and equipment are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized. Depreciation on fixed assets, including those under capital leases, is computed using the straight-line method over the estimated useful lives for the respective categories. The useful lives of the major classes of property, plant and equipment are as follows:

Life

Buildings and Improvements	15-30 years
Machinery and Equipment	2-15 years
Furniture and Fixtures	2-10 years

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property, plant and equipment, net consisted of the following:

	December 31,

	2005	2004

	(In thousands)
Land	$21,534	$21,521
Buildings and Improvements	86,371	78,557
Machinery and Equipment	287,008	269,517
Furniture and Fixtures	35,362	29,058
Construction in Progress	13,084	19,655

	443,359	418,308
Less: Accumulated Depreciation	(204,589)	(174,003)

	$238,770	$244,305

      Depreciation expense was $41.9 million, $38.8 million and $42.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, and includes depreciation of assets related to capital leases.

Valuation of Long-Lived Assets
      The Company reviews long-lived asset groups for impairment whenever events or changes in economic circumstances indicate that the carrying amount of an asset group may not be recoverable and when management determines it is more likely than not that an asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. This review consists of comparing the carrying amount of an asset group with its expected undiscounted future net cash flows. If the asset group’s carrying amount is less than such cash flow estimate, the asset group is written down to its fair value based on expected discounted future cash flows. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. There were no fixed asset impairments recorded in 2005. See Note 3 for discussion related to the Company’s fixed asset write-downs in 2004 and 2003.

Goodwill and Identifiable Intangible Assets
      Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The Company’s goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second-step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over the years expected to be benefited, ranging from 1.5 to 20 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. The Company completed its annual testing for 2005 and 2004 and determined that its recorded goodwill was not impaired. For 2003, the Company’s annual testing indicated that the fair value of the Other reporting unit was below its carrying value and a goodwill impairment loss was recorded totaling $2.5 million. See Note 9 for further discussion related to the Company’s goodwill and identifiable intangible assets.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      The Company accounts for its stock-based compensation programs using the intrinsic value method of accounting established by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of common stock on the grant date and all other provisions of the grant are fixed (see Note 11).
      Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The pro forma information has been determined as if the Company had accounted for its stock options under the fair value method using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,

	2005	2004	2003

Valuation Assumptions:
Expected Option Term (Years)	5.0	7.4	7.4
Expected Volatility	41.00%	42.50%	41.14%
Expected Dividend Rate	—	—	—
Risk Free Interest Rate	3.87%	3.66%	3.64%
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options. Use of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and expected option term of each stock option grant. The Black-Scholes weighted average estimated fair values of stock options granted during 2005, 2004 and 2003 were $9.10, $7.03 and $5.47 per option, respectively.
      The following is a summary of the Company’s net income (loss) and net income (loss) per share as reported and on a pro forma basis as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. For the Company’s fixed awards with graded vesting, the accelerated expense attribution method is used in the pro forma expense calculation. The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards are made each year.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pro forma information applying to the fair value method follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net Income
As Reported	$189,004	$55,266	$5,190
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects(a)	6,806	4,506	2,831
Deduct: Stock-Based Employee Compensation Expense Determined Under the Fair Value Method for All Awards, Net of Related Tax Effects	(11,370)	(9,276)	(12,208)

Pro Forma Net Income (Loss)	$184,440	$50,496	$(4,187)

Net Income (Loss) Per Share:
Basic as Reported	$1.49	$0.45	$0.04

Basic Pro Forma	$1.45	$0.41	$(0.03)

Diluted as Reported	$1.45	$0.44	$0.04

Diluted Pro Forma	$1.42	$0.40	$(0.03)

(a)	Includes stock based compensation, included in the “Non-Cash Portion of Other Charges” as well as “Stock Based Compensation” in the Consolidated Statements of Cash Flows.

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
      The assets and related obligations of the defined benefit pension plans are presented in Note 12. The plan’s assets are valued using market quotations and consist primarily of marketable equity and debt instruments. The plan’s obligations and annual pension expenses are determined by independent actuaries and through the use of assumptions. The key assumptions used in measuring the plans’ obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

Contingent Liabilities
      The Company has contingent liabilities and future claims for which it has made estimates of the amount of the actual costs of these liabilities or claims. These liabilities and claims sometimes involve threatened or

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Foreign Currency Translation
      The functional currency for the majority of the Company’s international operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in the Consolidated Statements of Operations in “Other Income, Net” in the current period. The functional currency of the Company’s Canadian, Venezuelan and Chinese operations is the local currency. Adjustments resulting from the translation of the local functional currency financial statements into the U.S. dollar, which is primarily based on current exchange rates, are included in the Consolidated Statements of Stockholders’ Equity as a separate component of “Accumulated Other Comprehensive Loss” in the current period. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included “Other Income, Net”, which includes the Company’s long-term supply contract with VAT that is denominated in Euros. Net foreign currency gains (losses) for the years ended December 31, 2005, 2004 and 2003 were $4.7 million, ($4.3 million), and $3.2 million, respectively.

Fair Value of Financial Instruments Other Than Derivatives
      The Company’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturity of those instruments. The Company determined fair value for debt based on the traded market quotes as of the applicable period. The Company had approximately $224.5 million and $382.0 million of debt at December 31, 2005 and 2004, respectively. The fair value of the debt at December 31, 2005 and 2004 was $225.1 million and $429.2 million, respectively.

Off-Balance Sheet Financing
      The Company does not have any off-balance sheet hedging, financing arrangements or contracts except those associated with its investment in VAT, which is not consolidated in the Company’s financial statements. This investment is accounted for under the equity-method of accounting. The assets and liabilities of VAT are summarized in Note 7. Additionally, VAT has entered into forward contracts to cover its currency risk related to accounts receivables and accounts payables, has entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds, and has also entered into an agreement with a bank to sell a significant portion of its accounts receivable.

Accounting for Income Taxes
      The accompanying financial statements have been prepared under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. See Note 13 for further details.
      In connection with the spinoff from Weatherford in April 2000, Grant Prideco and Weatherford entered into a tax allocation agreement (the “Tax Allocation Agreement”). Under the terms of the Tax Allocation Agreement, Grant Prideco will be responsible for all taxes and associated liabilities relating to the historical businesses of Grant Prideco. The Tax Allocation Agreement also provides that any tax liabilities associated

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the spinoff shall be assumed and paid by Grant Prideco subject to certain exceptions relating to changes in control of Weatherford. The Tax Allocation Agreement further provides that in the event there is a tax liability associated with the historical operations of the Company that is offset by a tax benefit of Weatherford, Weatherford will apply the tax benefit against such tax liability and will be reimbursed for the value of such tax benefit when and as Weatherford would have been able to otherwise utilize that tax benefit for its own businesses. Also, the Tax Allocation Agreement provides that Weatherford will have the future benefit of any tax losses incurred by Grant Prideco prior, as a part of a consolidated return with Weatherford, to the spinoff, and Grant Prideco will be required to pay Weatherford an amount of cash equal to any such benefit utilized by Grant Prideco or which expires unused by Grant Prideco to the extent those benefits are not utilized by Weatherford.

Net Income Per Share
      Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year excluding non-vested restricted shares. Diluted net income per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The computation of diluted earnings per share for 2005 did not exclude common stock equivalent shares as the average market price of the common stock for 2005 was greater than the exercise price. The computation of diluted earnings per share for 2004 and 2003 excluded options to purchase 3.7 million and 5.1 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock.
      The following table reconciles basic and diluted weighted average shares:

	December 31,

	2005	2004	2003

	(In thousands)
Basic Weighted Average Number of Shares Outstanding	127,236	123,325	121,646
Dilutive Effect of Stock Options and Restricted Stock, Net of Assumed Repurchase of Treasury Shares	3,231	2,766	1,755

Diluted Weighted Average Number of Shares Outstanding	130,467	126,091	123,401

Recently Issued Accounting Pronouncements
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
      The Company expects that upon the adoption of SFAS No. 123R, the Company will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of SFAS No. 123R, the Company’s financial statements for periods prior to the effective date of the Statement will not be restated. At December 31, 2005, unamortized compensation expense related to

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding unvested options and the Company’s employee stock purchase plan, as determined in accordance with SFAS 123, that the Company expects to record during 2006 is approximately $3.3 million, before tax. The Company will incur additional expense during 2006 related to new awards granted during 2006 that are not yet quantified.
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (January 1, 2006 for the Company). The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.
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

2.	Comprehensive Loss
      Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and minimum pension liability adjustments. The Company presents comprehensive loss in its consolidated statements of stockholders’ equity.
      The following table summarizes the components of accumulated other comprehensive loss:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Foreign Currency Translation Adjustments	$(18,369)	$(12,289)	$(16,255)
Minimum Pension Liability, Net of Tax	(1,127)	(2)	(662)

Total Accumulated Other Comprehensive Loss	$(19,496)	$(12,291)	$(16,917)

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Charges

2004 Charges
      During 2004, the Company incurred $9.0 million of charges. These charges, which have all been utilized, include $3.8 million related to the relocation of the Company’s Corporate offices, $2.0 million due to lease termination, severance and other exit costs related to the Drilling Products rationalization program and $3.2 million of severance costs related to the Tubular Technology and Services organizational restructuring. The 2004 charges are summarized in the following table:

	Drilling	Tubular
	Products and	Technology	Corporate and
	Services	and Services	Other	Total

	(In thousands)
Drilling Products Rationalization Program:
Lease termination cost(a)	$1,430	$—	$—	$1,430
Severance costs(b)	272	—	—	272
Other exit costs(c)	349	—	—	349

	2,051	—	—	2,051
Severance Costs(d)	—	3,207	—	3,207
Corporate Relocation Charge(e)	—	—	3,777	3,777

	$2,051	$3,207	$3,777	$9,035

(a)	The lease termination cost of $1.4 million, primarily recorded in the first quarter of 2004, is for a long-term lease which is expected to be repaid over the next year for equipment located at the Company’s Canadian facility. Due to the downsizing of the Company’s Canadian operations, this equipment will no longer be utilized. This amount was included in “Other Current Liabilities” in the Consolidated Balance Sheets.

(b)	Severance costs of $0.3 million, primarily recorded in the first quarter of 2004, relate to employees that were terminated in connection with the downsizing of the Company’s Canadian operations. These costs relate to 79 employees and were paid in July 2004.

(c)	Other exit costs of $0.3 million, primarily recorded in the first quarter of 2004, are associated with the downsizing of the Canadian operations.

(d)	Severance costs of $3.2 million, of which $0.9 million was recorded in the first quarter of 2004 and $2.3 million was recorded in the second quarter of 2004, relate to the organizational restructuring of the Company’s Tubular Technology and Services segment. These costs relate to 4 employees and of the $3.2 million, $2.5 million related to accelerated vesting of stock options with the remaining $0.7 million paid by June 2004.

(e)	Corporate relocation charge of $3.8 million, recorded in the third quarter of 2004, primarily relates to the non-cash write-off of leasehold improvements and furniture and fixtures resulting from the relocation of the Company’s Corporate offices in September 2004.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Charges
      During 2003, the Company incurred $37.8 million of charges. These charges, which have all been utilized, include $24.9 million related to fixed asset write-downs, $6.4 million related to inventory reserves for exited product lines, which are classified in cost of sales, $6.4 million related to asset impairments, $1.5 million related to stock based compensation expense and a credit of $1.4 million related to the settlement of a contingent liability. The 2003 charges are summarized in the following table:

	Drilling	Tubular
	Products and	Technology	Corporate and
	Services	and Services	Other	Total

	(In thousands)
Fixed Asset Write-Downs(a)	$24,924	$—	$—	$24,924
Other Impairments(b)	—	—	6,396	6,396
Stock Compensation Expense(c)	—	—	1,478	1,478
Contingent Liability Credit(d)	—	—	(1,400)	(1,400)

	24,924	—	6,474	31,398
Inventory Reserves for Exited Product Lines(e)	—	425	6,000	6,425

	$24,924	$425	$12,474	$37,823

(a)	The write-down of fixed assets was reported as other charges and related to assets taken out of service as part of the Drilling Products and Services’ manufacturing rationalization program. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(b)	The other impairments relate to two technology joint ventures. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal based on expected future cash flows.

(c)	In May 2003, two members of the Board of Directors volunteered to step down to reduce the number of common directors between Grant Prideco and its former parent, Weatherford, and vesting of their stock-based compensation was accelerated (see Note 11).

(d)	In July 2003, the dispute underlying the 2000 $4.7 million contingent liability accrual was settled for $3.3 million, therefore a $1.4 million credit was recorded to reflect the actual 2003 settlement of the liability accrued as a charge in 2000.

(e)	The inventory reserves for the exited product lines were reported as cost of sales and relate to the write-down of industrial inventory drilling products to their net estimated realizable values. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposition.

4.	Acquisitions
      The Company purchased the remaining 30% interest in Grant Prideco Jiangsu (GPJ) (formerly known as Jiangsu Shuguang Grant Prideco Tubular Limited (JSG)) effective October 1, 2005 for $10.5 million in cash and a commitment to make subsequent investments in China. Additionally, the Company entered into a 5-year non-compete agreement with one of the selling shareholders for $0.5 million, of which $0.2 million was paid at closing and the remainder will be paid over a two-year period. Goodwill recorded was $2.1 million, which is not tax deductible. GPJ’s results of operations are included in the Drilling Products and Services segment.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 2, 2005, the Company acquired the remaining 50% interest in IntelliServ, Inc. (IntelliServ) for $8.7 million in cash plus a non-interest bearing note payable of $7.0 million, with $4.0 million due January 2006 and $3.0 million due January 2007, which was discounted to $6.8 million based on the Company’s incremental borrowing rate of 4.9%. Additional contingent consideration could be paid based on the product’s adoption rate and revenues. The purchase agreement limits the total contingent consideration to $85.0 million. IntelliServ, located in Provo, Utah, is developing a drill string telemetry network embedded within drill pipe. The Company previously owned 50% of IntelliServ and accounted for its investment under the equity-method. Subsequent to acquiring a controlling interest, the Company’s consolidated financial statements include the accounts of IntelliServ from the date of acquisition. Previously recorded goodwill of $9.9 million, which is not deductible for tax purposes, and intangible assets of $0.8 million related to the Company’s initial 50% investment have been reclassified from “Investments in and Advances to Unconsolidated Affiliates” to “Goodwill” and “Intangible Assets, Net”, respectively. The value of intangible assets acquired was $13.9 million for patents, which is being amortized over 14 years, and goodwill recognized was approximately $8.9 million, which is not deductible for tax purposes, related to the remaining 50% interest purchase. The purchase price for the IntelliServ acquisition has been allocated to the fair values of net assets acquired. The step acquisition of IntelliServ is included in the results of operations in the Corporate and Other segment from the date of acquisition.
      On July 21, 2005, the Company acquired substantially all of the assets of Corion Diamond Products, Ltd. (Corion), a coring business headquartered in Nisku, Alberta, for approximately $17.0 million in cash with up to an additional $9.5 million payable upon achieving certain performance benchmarks. Corion’s flagship product is the Corion Express, which allows an operator to drill and core without tripping the pipe, providing substantial operational savings compared with conventional coring techniques. The Company recorded goodwill of $5.5 million, which is deductible for tax purposes, and intangible assets of $3.3 million for patents and customer relationships, which are being amortized over 15 years and 20 years, respectively. The purchase price for the Corion acquisition has been allocated to the fair values of net assets acquired. Corion’s results of operations are included in the Drill Bits segment from the date of acquisition.
      On August 27, 2004, the Company acquired Diamond Products International, Inc. (DPI), a designer and manufacturer of specialized polycrystalline diamond compact (PDC) drill bits and coring equipment for $17.0 million in cash. The purchase price for the DPI acquisition has been allocated to the fair values of net assets acquired. The value of intangible assets recognized in this acquisition was $3.1 million for patents and $1.3 million for customer relationships and goodwill recognized was approximately $5.3 million, which is not deductible for tax purposes. The patents and customer relationships are amortized over 15 years and 20 years, respectively. DPI’s results of operations are included in the Company’s Drill Bits segment from the date of acquisition.
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
      The acquisitions discussed above were accounted for using the purchase method of accounting. The cost of business acquisitions is allocated to the assets acquired and liabilities assumed based on their estimated fair

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
values at the date of acquisition using appraisals and management estimates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. The results of operations of all acquisitions are included in the Consolidated Statements of Operations from their respective dates of acquisition. See Note 10 for supplemental cash flow information concerning acquisitions.
      The purchase price allocation related to certain of the 2005 acquisitions is based on preliminary information and is subject to change when additional data concerning final asset and liability valuations is obtained; however, material changes in the preliminary allocations are not anticipated by management Acquisitions discussed above are not material to the Company individually or in the aggregate for each applicable year, therefore pro forma information is not presented.

5.	Dispositions
      On March 4, 2004, the Company sold its Plexus Ocean Systems (POS) rental wellhead business for $1.3 million in net cash. The POS operations were included in the Company’s Corporate and Other segment. The Company recognized a pre-tax loss of $0.1 million on the sale, which was recorded in the Consolidated Statements of Operations in “Other Income, Net”. Revenues related to POS included in the Other segment’s results for the years ended 2004 and 2003 were $0.2 million and $1.1 million, respectively. Operating income (loss) related to POS for the years ended 2004 and 2003 was $0.0 million and ($4.4 million), respectively.
      On December 2, 2003, the Company sold its Petro-Drive operations, a provider of hammer services, for $7.0 million in cash. The Petro-Drive operations were included in the Company’s Tubular Technology Services segment. The Company recognized a pre-tax loss of $0.1 million on the sale, which was recorded in the Consolidated Statements of Operations in “Other Income, Net”.
      On September 2, 2003, the Company sold Rotator for $14.3 million in cash, which included a post-closing working capital adjustment of $0.8 million in 2004. The gain recognized on the sale was $2.2 million in 2003 and $0.8 million in 2004 which was included in the Consolidated Statements of Operations in “Other Income, Net”. Revenues related to Rotator included in the Tubular Technology Services segment’s results for the year ended 2003 were $8.7 million and operating income was $0.9 million.
      On March 25, 2003, the Company sold Star Iron Works, Inc. (Star), a manufacturer of drilling tools for the water well, construction, and utility boring industries, for $11.0 million in cash and a note payable of $2.8 million, valued at approximately $0.9 million due to risk of collectibility. The gain recognized on the sale of Star in 2003 was $1.3 million and was recorded in the Consolidated Statements of Operations as “Other Income, Net”. In March 2005, the Company received payment of $2.5 million for the $0.9 million note payable and the Company recognized a gain of $1.6 million, also recorded in “Other Income, Net”. Revenues related to Star included in the Corporate and Other segment’s results for the year ended 2003 was $3.6 million and operating income was $0.1 million.

6.	Discontinued Operations
      In April 2004, the Company sold the assets and business of its Texas Arai division for approximately $20.2 million in cash and recognized a loss on sale of approximately $11.7 million, $10.4 million net of tax, which primarily related to the goodwill allocated to this operation (see Note 9). Also included in the loss on sale was $0.4 million related to accelerated vesting of certain stock options. Texas Arai was previously included in the Company’s Tubular Technology and Services segment.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following are the condensed statements of operations from discontinued operations related to Texas Arai:

	Year Ended
	December 31,

	2004	2003

	(In thousands)
Revenues	$12,833	$34,683
Income Before Income Taxes	1,369	820
Income Tax Provision	(479)	(287)

Income from Operations, Net of Tax	890	533
Loss on Disposal, Net of Tax	(10,417)	—

Income (Loss) from Discontinued Operations	$(9,527)	$533

      Intercompany sales related to Texas Arai, which were eliminated from the condensed statements of operations above, were $2.1 million and $5.1 million for 2004 and 2003, respectively. Intercompany profit was immaterial for the periods presented.

7.	Investments in Unconsolidated Affiliates
      The following table summarizes the Company’s equity-method investments:

	December 31,

	2005	2004

	(In thousands)
VAT	$84,547	$38,308
IntelliServ	—	10,851
      The Company’s 50.01% owned joint venture, VAT, is accounted for under the equity-method of accounting due to the minority owner having substantive participating rights. Under the limited partnership operating agreement (1) the Company has no rights to unilaterally take any action with respect to its investment and (2) the day to day operations of VAT are under the direction of a Management Board, whose members are determined principally by the minority owner. The Management Board is responsible for planning, production, sales and general personal matters, which represent substantive participating rights that overcome the presumption that the Company should consolidate its 50.01% investment. The investment in VAT is included in the Drilling Products and Services segment.
      Summarized financial information for VAT is as follows:

	December 31,

	2005	2004

	(In thousands)
Current Assets	$205,456	$103,561
Other Assets	48,934	59,351

	$254,390	$162,912

Current Liabilities	$66,544	$58,259
Other Liabilities	21,679	21,610
Stockholders’ Equity	166,167	83,043

	$254,390	$162,912

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net Sales	$537,865	$320,141	$224,960
Gross Profit	141,803	31,862	22,008
Net Income	127,101	20,162	11,181
Company’s Equity Income	63,978	9,448	6,481
Dividends Received	12,041	8,090	13,649
      The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on VAT sales to the Company. At December 31, 2005 and 2004, the Company’s investment in VAT differs from its equity in its net assets by approximately $1.4 million and ($3.2 million), respectively, due to goodwill and timing differences. The financial statements of VAT for its year ended March 31, 2006 are required by Rule 3-09 of Regulation S-X and will be filed as an amendment to this Form 10-K no later than six months from VAT year end.
      During 2004, the Company’s supply agreement with VAT was amended. The amended agreement provided for a reduced minimum quantity commitment per year through July 31, 2007, effective April 1, 2004. The amendment also provides for a surcharge provision under which actual costs of key raw materials in the green pipe production process will be indexed to the April 2003 base cost and surcharges per ton assessed accordingly for the difference. These surcharges were phased in during 2004 and were in place beginning in 2005. Although the Company is not contractually obligated to purchase an annual minimum quantity, the contract does include a penalty when purchases fall below a minimum level calculated using a two-year average. The maximum annual penalty due under the contract would be approximately 1.9 million Euros annually. During 2005, the Company met its minimum purchase requirements. Purchases of tubulars from VAT totaled $70.0 million, $44.3 million and $27.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Trade payables to VAT were $6.7 million and $6.6 million at December 31, 2005 and 2004, respectively.
      In September 2005, the Company acquired the remaining 50% interest in IntelliServ. Prior to September 2005, IntelliServ was accounted for under the equity-method of accounting. IntelliServ’s equity losses for the years ended December 31, 2005, 2004, and 2003 were $5.7 million, $4.8 million and $3.6 million, respectively (see Note 4 for further discussion).
      Additionally, the year ended December 31, 2003 includes equity loss of $0.9 million related to it’s GPEX investment, which was written-off in the fourth quarter of 2003.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt

Summary of Long-Term Debt
      Long-Term debt consists of the following:

	December 31,

	2005	2004

	(In thousands)
New Credit Facility (7.5% at December 31, 2005)	$11,200	$—
6 1/8% Senior Notes due 2015	200,000	—
9% Senior Notes due 2009	95	175,000
9 5/8% Senior Notes due 2007, Net of Unamortized Discount of $518 in 2004	—	199,482
Capital Lease Obligations	2,318	—
Other	10,916	7,472

	224,529	381,954
Less: Current Portion of Long-Term Debt	7,045	4,181

	$217,484	$377,773

      The following is a summary of scheduled long-term debt maturities by year (in thousands):

2006	$7,045
2007	3,635
2008	550
2009	634
2010	11,487
Thereafter	201,178

$224,529

Capital Leases
      In connection with the acquisition of IntelliServ in September 2005, the Company acquired fixed assets consisting primarily of rental tools, machinery and equipment. A portion of these assets were under capital leases which expire by 2010. The capital lease obligation was recorded at fair market value as of the acquisition date in the amount of $2.6 million. Minimum lease payments are as follows:

2006	$1,151
2007	630
2008	364
2009	318
2010	154
Thereafter	—

Total Minimum Lease Payments	$2,617
Less: Amounts Representing Interest	299

Present Value of Minimum Lease Payments	2,318
Less: Current Portion of Obligations Under Capital Lease	1,007

Long-Term Portion of Obligations Under Capital Lease	$1,311

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The terms of the New Credit Facility provide for financial covenants that include maintenance at all times of a maximum total debt to book capitalization ratio not to exceed 50%, and maintenance on a rolling four quarter basis of a minimum interest coverage ratio (EBITDA/interest expense) of not less than 2.50 to 1.00. The New Credit Facility contains additional customary covenants, including restrictions to incur new debt, repurchase company stock, pay dividends, sell assets, grant liens and other related items. At December 31, 2005, the Company was in compliance with the various covenants under the New Credit Facility.
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
      As of December 31, 2005, the Company had drawn $11.2 million and $8.2 million of letters of credit had been issued under the New Credit Facility, resulting in unused borrowing availability of $330.6 million. The borrowings under the New Credit Facility are recorded as “Long-Term Debt” in the accompanying Consolidated Balance Sheets as the Company has the ability under the credit agreements and the intent to maintain these obligations for longer than one year.
      Debt fees capitalized in connection with the New Credit Facility were $3.3 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Consolidated Balance Sheets. Unamortized loan costs of $2.3 million related to the Company’s previous credit facility were written off in 2005 and are included in “Refinancing Charges” in the accompanying Consolidated Statements of Operations.

Redemption of 9 5/8% Senior Notes Due 2007
      Contemporaneously with entry into the New Credit Facility, the Company announced the call of its $200 million principal amount of 9 5/8% Senior Notes due 2007 (9 5/8% Senior Notes). The 9 5/8% Senior Notes were redeemed, in accordance with the indenture governing the 9 5/8% Senior Notes, for face value plus accrued and unpaid interest and a make-whole premium. The make-whole premium was calculated by

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discounting future interest and principal of the notes at a rate equal to the applicable Treasury Yield plus 50 basis points. Such redemption was completed on June 17, 2005 and was funded utilizing a combination of excess cash and borrowings under the New Credit Facility. The total cash paid in connection with the redemption was $226.2 million. The Company recorded refinancing charges of $27.9 million, representing $25.4 million for the make-whole premium and $2.5 million for the write-off of the remaining unamortized debt costs and discount on the 9 5/8% Senior Notes, which is included in “Refinancing Charges” in the accompanying Consolidated Statements of Operations.

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
      The indenture governing the 6 1/8% Senior Notes contains various covenants customary in such instruments, including restrictions on incurring new debt, repurchasing company stock, paying dividends, selling assets, granting liens and other related items. At December 31, 2005, the Company was in compliance with the covenants under the 6 1/8% Senior Note agreement. Debt fees capitalized in connection with the 6 1/8% Senior Notes totaled $3.6 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Consolidated Balance Sheets.

Repurchase of 9% Senior Notes Due 2009
      On June 13, 2005, the Company commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding $175 million 9% Senior Notes due 2009 (9% Senior Notes). Total cash paid for the repurchase of the 9% Senior Notes was $194.8 million of which $174.9 million related to the principal amount of the 9% Senior Notes, $18.1 million related to the tender offer consideration and consent payment and $1.8 million related to accrued interest. The Company recorded refinancing charges of approximately $21.7 million, which included the tender offer consideration and consent payment, $3.2 million for the write-off of the remaining unamortized debt costs and $0.4 million in other related fees, and are included in the “Refinancing Charges” in the accompanying Consolidated Statements of Operations. The repurchase of the 9% Senior Notes was completed on July 27, 2005.

Treasury Rate Locks
      In April 2005, the Company entered into two Treasury rate lock agreements with an aggregate notional principal amount of $150.0 million whereby the Company locked in U.S. Treasury rates relating to an anticipated debt securities issuance. These Treasury rate locks were initially designated as cash-flow hedges of the forecasted semi-annual interest payments associated with an anticipated debt issuance. The Treasury rate locks matured and a loss of $5.2 million was incurred, which is included in “Refinancing Charges” in the

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accompanying Consolidated Statements of Operations, as the Company changed the terms and type of debt related to the anticipated offering.

9.	Goodwill and Other Intangible Assets
      The Company accounts for its goodwill and intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides for a two-step transitional goodwill impairment test with respect to existing goodwill. The Company’s reporting units under SFAS No. 142 are as follows: 1) Drilling Products and Services, 2) Drill Bits, 3) Tubular Technology and Services and 4) Other. The Company performs its annual test for potential goodwill impairment as of October 1st of each year or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For 2004 and 2005, the Company completed its annual assessment, which indicated no existence of impairment. In 2003, the Company recorded a goodwill impairment loss of $2.5 million related to its Other reporting unit.
      The carrying amount of goodwill by reporting unit was as follows:

	Drilling		Tubular
	Products and		Technology
	Services	Drill Bits	and Services	Other	Total

	(In thousands)
Balance, December 31, 2003	$129,458	$162,315	$105,171	$—	$396,944
Acquisitions	—	5,089	—	—	5,089
Dispositions	—	—	(8,038)	—	(8,038)
Translation and Other Adjustments	669	(671)	—	—	(2)

Balance, December 31, 2004	130,127	166,733	97,133	—	393,993
Acquisitions	2,114	5,777	—	18,840	26,731
Translation and Other Adjustments	(1,356)	2,259	—	—	903

Balance, December 31, 2005	$130,885	$174,769	$97,133	$18,840	$421,627

      During 2004, the Company sold its Texas Arai operations. Goodwill allocated to this sale of $8.0 million was based upon the proportional relative fair market value of Texas Arai to the Tubular Technology and Services reporting unit that was retained. See Note 6 for further discussion of this discontinued operation. See Note 4 for further discussions on 2005 and 2004 acquisitions.
      The Drill Bits reporting unit includes a net goodwill adjustment related to a change in the Company’s estimate of the tax basis of assets totaling $2.1 million at this segment’s U.K. subsidiary and at DPI. Additionally, the Drilling Products and Services reporting unit includes an adjustment to goodwill totaling ($1.7 million) due to the resolution of certain tax uncertainties at this segment’s Italian subsidiary. Under EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the change in the estimate of tax basis of assets and the resolution of these tax uncertainties are treated as adjustments of the goodwill originally recorded in the acquisition. Both of these items are reflected in Translation and Other Adjustments in the above table in 2005.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets of $58.2 million and $43.8 million, including accumulated amortization of $13.5 million and $10.3 million, as of December 31, 2005 and 2004, respectively, are recorded at cost and are amortized on a straight-line basis. The Company’s intangible assets primarily consist of patents, technology licenses, customer relationships, trademarks and covenants not to compete that are amortized over the definitive terms of the related agreement or the Company’s estimate of the useful life if there are no definitive terms. See Note 4 for discussion of newly acquired intangibles. The following table shows the Company’s intangible assets by asset category:

	Weighted	December 31, 2005			December 31, 2004
	Average
	Amortization	Gross	Accumulated	Net	Gross	Accumulated	Net
	Period	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles

	(Years)
		(In thousands)
Patents	15	$58,367	$(8,174)	$50,193	$43,380	$(5,908)	$37,472
Technology Licenses	12	1,438	(583)	855	1,438	(498)	940
Customer Relationships	20	6,410	(612)	5,798	4,600	(335)	4,265
Trademarks	4	1,610	(1,044)	566	1,610	(815)	795
Covenants Not To Compete	3	3,625	(3,078)	547	3,125	(2,790)	335
Pension Asset(a)	N/A	222	—	222	—	—	—

	11	$71,672	$(13,491)	$58,181	$54,153	$(10,346)	$43,807

(a)	The pension asset is a non-amortizing intangible asset (see Note 12).
      Amortization expense related to intangible assets for the years ended December 31, 2005, 2004 and 2003 was $4.7 million, $4.4 million, and $4.1 million, respectively. Excluding the impact of future acquisitions, estimated annual amortization expense related to existing intangible assets for years 2006 through 2010 is expected to be approximately $5.2 million, $4.7 million, $4.3 million, $4.1 million and $4.0 million, respectively.

10.	Supplemental Cash Flow Information
      Cash paid for interest and income taxes (net of refunds) was as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Interest Paid	$24,417	$38,241	$41,168
Income Taxes Paid, Net of Refunds	40,515	22,369	13,530
      The following summarizes investing activities relating to acquisitions:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Fair Value of Assets, Net of Cash Acquired	$20,569	$38,248	$(2,826)
Goodwill	26,731	5,089	8,870
Fair Value of Liabilities Assumed	(16,263)	(9,504)	2,228
Minority Interests Acquired	8,195	—	—

Cash Consideration, Net of Cash Acquired	$39,232	$33,833	$8,272

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The acquisition information for 2003 primarily relates to fair value adjustments of net assets acquired in the ReedHycalog acquisition in December 2002. In 2004, the Company entered into a $4.0 million non-interest bearing note in connection with the PDC manufacturing business acquisition and, in 2005, the Company entered into a $7.0 million non-interest bearing note in connection with the remaining 50% interest purchase of IntelliServ (see Note 4 for further discussion).

11.	Common Stock and Stock-Based Compensation
     Stock Option and Restricted Stock Plans
      The Company has stock option plans pursuant to which directors, officers and other key employees may be granted stock options and restricted stock to purchase shares of Grant Prideco Common Stock (Common Stock). Stock options are typically granted at the fair market value on the date of grant.
      The Company has in effect a 2000 Employee Stock Option and Restricted Stock Plan (2000 Plan), a 2000 Non-Employee Director Stock Option Plan (Director Plan) and a 2001 Employee Stock Option and Restricted Stock Plan (2001 Plan). Under these plans, stock options or restricted stock to purchase up to an aggregate of 16.0 million shares of Common Stock may be granted. At December 31, 2005, approximately 1.8 million shares were available for granting under such plans. Generally, stock options vest over three years and are exercisable for up to ten to thirteen years from the date of grant. Restricted shares are subject to certain restrictions on ownership and transferability when granted.
      At December 31, 2005, there were 585,550 shares of restricted stock awarded to officers and other key employees under the Company’s 2000 Plan, of which 60,000 shares vest in January 2007. The remaining 525,550 restricted shares, of which 330,550 shares were awarded in February 2004 and 195,000 shares were awarded in February 2005, vest on the ninth anniversary of the date of grant, however there is an accelerated vesting schedule based on the achievement of certain predetermined performance metrics. Beginning with the third anniversary date of the grant through the eighth anniversary date, the performance metrics are evaluated annually and early vesting will occur for meeting the performance goals. The Company compares its actual results to the predetermined performance metrics on a periodic basis. If actual cumulative results exceed the performance metrics and accelerated vesting is determined to be probable, the recognition of compensation expense is increased to reflect the expected accelerated vesting of the restricted shares. Restricted shares are subject to certain restrictions on ownership and transferability when granted. During 2005 and 2004, the Company recorded compensation expense of $4.4 million and $3.5 million, respectively, related to these restricted shares.
      Included in the February 2004 restricted stock award was a tax gross up bonus component based on the incremental tax rate needed to reimburse the employees for the federal income taxes resulting from the vesting of the restricted shares. As the tax gross-up bonus component will change based on the share price at the vesting date, the estimated cash liability to the employees is considered to be a variable award under APB No. 25 and therefore the liability is required to be adjusted as the stock price changes. The estimated ultimate tax liability based on the market value of Common Stock at December 31, 2005 was $10.2 million based on the stock price at that date, and is being recognized ratably over the expected vesting period. During 2005 and 2004, the Company recorded compensation expense of $4.5 million and $0.7 million, respectively, associated with this liability.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the restricted stock awards and the amounts recognized as compensation expense for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except share amounts)
Shares Awarded	195,000	390,550	—
Weighted Average Fair Value of Restricted Stock Granted	$22.51	$13.59	$—
Compensation Expense Recognized, Including Tax Component	$8,972	$4,246	$4,014
      In 2003, compensation expense of $1.1 million was recognized related to accelerated vesting of a 2001 restricted stock award for a retiring member of the Board of Directors.
      The Company also has stock options granted to employees and directors of Weatherford that were granted prior to September 1998. Under the terms of Grant Prideco’s spinoff from Weatherford, these employees and directors were granted an equal number of options to purchase Common Stock. The Company granted a total of 1,247,255 stock options related to the Weatherford grants prior to September 1998. As of December 31, 2005, options outstanding related to the Weatherford plans prior to September 1998 were 141,675.
      Compensation expense of $1.1 million, $3.3 million and $0.3 million was recognized in 2005, 2004 and 2003, respectively, primarily related to accelerated vesting of certain stock option awards.
      A summary of the status of the Company’s stock options under the 2000 Plan, the Director Plan and the 2001 Plan along with the Weatherford grants prior to September 1998 as of December 31, 2005, 2004 and 2003 and the changes during the year ended on those dates are presented below (actual amounts):

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the Beginning of the Year	10,094,804	$12.74	12,510,605	$11.69	12,330,533	$11.81
Options Granted During the Year	482,000	20.52	713,500	13.61	993,500	10.72
Options Exercised	(5,657,391)	13.29	(2,998,289)	8.69	(96,428)	8.29
Options Canceled	(172,025)	11.63	(131,012)	10.22	(717,000)	12.87

Outstanding at the End of the Year	4,747,388	$12.91	10,094,804	$12.74	12,510,605	$11.69

Exercisable at the End of the Year	3,244,385	$11.17	5,648,654	$15.54	6,437,883	$13.66

      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$4.69 - $7.14	1,328,411	9.41	$7.06	1,328,411	$7.06
$8.35 - $14.19	1,920,852	9.33	11.76	827,014	7.77
$14.55 - $21.91	1,498,125	7.77	19.56	1,088,960	18.78

	4,747,388	8.86	$12.91	3,244,385	$11.17

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Executive Deferred Compensation Plans
      In April 2000, Weatherford spun off Grant Prideco to its stockholders as an independent, publicly traded company. Weatherford maintains various Executive Deferred Compensation Stock Ownership Plans (the “Weatherford EDC Plans”). Prior to the spinoff from Weatherford, participants in the Weatherford EDC Plans had a right to receive shares of Weatherford common stock upon termination of their employment based on the deferred amounts placed in their individual accounts. Under the Weatherford EDC Plans, in the event of a dividend or special distribution to the shareholders of Weatherford, the accounts of the employees are to represent a right to receive the consideration provided through the dividend or special distribution. As a result, participants in the Weatherford EDC Plans were entitled to receive shares of both Weatherford common stock and the Company’s Common Stock in respect of amounts deferred by the participants prior to the spinoff. Accordingly, a portion of the deferred compensation liability recorded by Weatherford was allocated to Grant Prideco based on the relative market value of the Common Stock to the relative market value of the Weatherford common stock on the date of spinoff. The liability transferred to Grant Prideco was approximately $4.2 million and was included in “Deferred Compensation Obligation” in Stockholders’ Equity. The Company reserved 519,000 shares of Common Stock in settlement of this obligation. As of December 31, 2005, the obligation is $1.5 million and 166,104 shares remain. Settlements under the Weatherford EDC Plans will be in Weatherford common stock and the Company’s Common Stock.
      At the time of the spinoff from Weatherford, Grant Prideco established separate Executive Deferred Compensation Stock Ownership Plans (the “Grant EDC Plans”) in which certain Grant Prideco employees and directors participate. The terms of the Grant EDC Plans are substantially similar to the Weatherford EDC Plans. A separate trust (the “Trust”) has been established by Grant Prideco following the spinoff to fund the benefits under the Grant EDC Plans. The funds provided to the Trust are invested in Common Stock through open market purchases by a trustee independent of the Company. The assets of the Trust are available to satisfy the claims of all general creditors of Grant Prideco in the event of a bankruptcy or insolvency. Settlements under the Grant EDC Plans will be in Common Stock. Accordingly, the Common Stock held by the Trust is included in Stockholders’ Equity as “Treasury Stock, at Cost”. The compensation expense related to the Grant EDC Plans was $2.3 million, $1.7 million and $1.6 million in 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan
      The Company has an Employee Stock Purchase Plan (ESPP) for all eligible employees to purchase shares of Common Stock at 85% of the lower of the fair market value on the first or last day of each one-year offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The Company reserved 1.2 million shares to be granted under the ESPP. There were approximately 172,000, 171,000 and 91,000 shares issued at a price of $16.05, $11.08 and $10.22 for the 2005, 2004 and 2003 offering periods, respectively.

Treasury Stock
      In addition to the Common Stock purchased by the Trust related to the Grant EDC Plans, treasury stock outstanding increased $5.2 million during 2005 due to the vesting of certain restricted shares for which shares were given back to the Company as reimbursement for the related employee tax liability paid by the Company.

12.	Retirement and Employee Benefit Plans

Defined Contribution Plan
      The Company has defined contribution plans covering certain of its employees. The Company’s expenses related to these plans totaled $3.5 million, $4.0 million and $2.4 million in 2005, 2004 and 2003, respectively.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plans
      On December 20, 2002, the Company assumed sponsorship of two defined benefit pension plans in connection with the ReedHycalog acquisition.

U.S. Pension Plan
      As part of the purchase agreement with Schlumberger, Grant Prideco acquired the Reed Hourly Pension Plan (the U.S. Plan). The U.S. Plan covers approximately 140 employees and provides a defined benefit based on a fixed dollar amount per year of service. The fixed dollar amount is defined in the union contract and is subject to change.

Obligations and Funded Status
      The following table reflects information concerning the change in benefit obligation, change in plan assets and reconciliation of funded status. The Company’s benefits are presented and computed as of and for the twelve-month period ended on the December 31 measurement date.

	2005	2004

	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$13,377	$13,675
Service cost	382	367
Interest cost	841	734
Plan amendments	222	—
Benefits paid	(615)	(486)
Plan curtailments	(67)	—
Actuarial loss (gain)	1,578	(913)

Benefit obligation at end of year	$15,718	$13,377

Change in Plan Assets:
Fair value of plan assets at beginning of year	$9,165	$8,796
Actual return on plan assets	316	787
Employer contributions	1,658	244
Benefits paid	(615)	(486)
Administrative expenses	(60)	(176)

Fair value of plan assets at end of year	$10,464	$9,165

Funded Status at End of Year	(5,254)	(4,212)
Unrecognized Net Actuarial Loss	1,734	4
Unrecognized Prior Service Cost	222	—

Net amount recognized at end of year	$(3,298)	$(4,208)

Amounts Recognized on the Consolidated Balance Sheets:
Accrued benefit liability	$(5,254)	$(4,212)
Accumulated other comprehensive income	1,734	4
Intangible asset	222	—

Net amount recognized at end of year	$(3,298)	$(4,208)

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides information related to the accumulated benefit obligation in excess of the U.S. Plan assets:

	2005	2004

	(In thousands)
Projected Benefit Obligation	$15,718	$13,377
Accumulated Benefit Obligation	15,718	13,377
Fair Value of Plan Assets	10,464	9,165
      Components of net periodic cost:

	2005	2004

	(In thousands)
Service Cost	$382	$367
Interest Cost	841	734
Expected Return on Plan Assets	(595)	(560)
Amortization of Net Loss	11	—
Administration Expenses	108	51

Net Periodic Cost	$747	$592

Additional Information
      The Company is required to recognize a minimum liability if the U.S. Plan has an accumulated benefit obligation in excess of plan assets. Adjustments to the minimum liability are included in other comprehensive loss.

	2005	2004

	(In thousands)
Increase (Decrease) in Minimum Liability Included in Other Comprehensive Loss	$1,730	$(1,014)

Assumptions
      Assumptions used to determine net benefit obligations for the fiscal year ended December 31:

	2005	2004

Discount rate	5.50%	5.78%
Rate of compensation increase	N/A	N/A
      Assumptions used to determine net periodic cost:

	2005	2004

Discount rate	5.78%	6.15%
Expected return on plan assets	6.58%	6.58%
Rate of compensation increase	N/A	N/A
      To develop the expected return on plan assets assumption, Grant Prideco considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio. There is not an assumption for the rate of compensation increase as the U.S. Plan’s benefit formula is not related to compensation.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Categories
      The following table provides the target and actual asset allocations:

		Actual
		December 31,

Asset Category	Target	2005	2004

Equity Securities	50%	59%	68%
Fixed Income	40%	41%	31%
Other	10%	0%	1%

	100%	100%	100%

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

Cash Flow
      The Company is required to fund $2.0 million to the U.S. Plan in 2006, however, the Company also expects to fund an additional discretionary amount of $2.0 million.
      The following table provides the expected benefit payments for the next ten years:

Fiscal Year Ending	Payments

(In thousands)
2006	$904
2007	980
2008	1,039
2009	1,083
2010	1,128
Next 5 years	6,347

Total	$11,481

Non-U.S. Pension Plan
      As part of the purchase agreement with Schlumberger, Grant Prideco acquired the Hycalog Retirement Death Benefit Scheme (the Scheme). The Scheme covers approximately 135 employees and provides pensions on a defined benefits basis. The Scheme is closed, with no future benefits accruing.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status
      The following table reflects information concerning the change in benefit obligation, change in plan assets and reconciliation of funded status. The Company’s benefits are presented and computed as of and for the twelve-month period ended on the December 31 measurement date.

	2005	2004

	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$20,648	$21,480
Interest cost	917	863
Employee contributions	—	—
Benefits paid	(234)	(256)
Acquisitions	—	—
Actuarial (gain) loss	2,480	(1,439)
Exchange rate changes	(2,125)	—

Benefit obligation at end of year	$21,686	$20,648

Change in Plan Assets:
Fair value of plan assets at beginning of year	$21,129	$17,956
Actual return on plan assets	2,633	3,429
Employer contributions	—	—
Employee contributions	—	—
Benefits paid	(234)	(256)
Exchange rate changes	(2,140)	—

Fair value of plan assets at end of year	$21,388	$21,129

Funded Status at End of Year	(298)	481
Unrecognized Net Actuarial Gain	(4,191)	(5,120)
Unrecognized Prior Service Cost	400	—

Net amount recognized at end of year	$(4,089)	$(4,639)

Amounts Recognized on the Consolidated Balance Sheets:
Accrued benefit liability	$(4,089)	$(4,639)

Net amount recognized at end of year	$(4,089)	$(4,639)

      The following table provides information related to the accumulated benefit obligation in excess of plan assets (in thousands):

2005

Projected Benefit Obligation	$21,686
Accumulated Benefit Obligation	21,686
Fair Value of Plan Assets	21,388
      For 2004, the fair value of plan assets exceeded the accumulated benefit obligation, therefore, no amounts are presented above for 2004.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of net periodic benefit:

	2005	2004

	(In thousands)
Interest Cost	$917	$863
Expected Return on Plan Assets	(939)	(927)
Amortization of Prior Service Cost	235	—
Amortization of Net Actuarial Gain	(213)	(293)

Net Periodic Benefit	$—	$(357)

Additional Information
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

Assumptions
      Assumptions used to determine net benefit obligations for the fiscal year ended December 31:

	2005	2004

Discount rate	4.25%	4.75%
Rate of compensation increase	N/A	N/A
      Assumptions used to determine net periodic benefit:

	2005	2004

Discount rate	4.75%	5.00%
Expected return on plan assets	4.75%	5.00%
Rate of compensation increase	N/A	N/A
      This Scheme’s assets are presently invested wholly in U.K. Government Bonds, therefore the expected return on plan assets was derived from the expected yield on those bonds. There is not an assumption for the rate of compensation increase as the Scheme was frozen in connection with the 2002 acquisition of ReedHycalog.

Asset Categories
      The following table provides the target and actual asset allocations:

		Actual
		December 31,

Asset Category	Target	2005	2004

Equity Securities	0%	0%	0%
Fixed Income	100%	100%	100%
Other	0%	0%	0%

	100%	100%	100%

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow
      The Company does not expect to contribute to the Scheme in 2006.
      The following table provides the expected benefit payments for the next ten years:

Fiscal Year Ending	Payments

(In thousands)
2006	$237
2007	251
2008	256
2009	277
2010	293
Next 5 years	2,250

Total	$3,564

13.	Income Taxes
      The domestic and foreign components of income (loss) before income taxes consist of the following:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Domestic	$82,877	$39,339	$(47,324)
Foreign	205,756	65,442	61,889

Total Income Before Income Taxes	$288,633	$104,781	$14,565

      The components of the (provision) benefit for income taxes are as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Current:
U.S. federal and state income taxes	$(55,401)	$(460)	$(500)
Foreign	(47,048)	(14,189)	(22,325)

	(102,449)	(14,649)	(22,825)

Deferred:
U.S. federal and state income taxes	16,640	(14,879)	16,136
Foreign	(3,871)	(5,217)	(3)

	12,769	(20,096)	16,133

Total Income Tax (Provision) Benefit(a)	$(89,680)	$(34,745)	$(6,692)

(a)	Excludes $0.9 million and ($0.3) million of deferred taxes from the income (loss) from discontinued operations for the years ended 2004 and 2003, respectively (see Note 6).

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a reconciliation of income taxes at the U.S. federal income tax rate of 35% to the effective (provision) benefit for income taxes reflected in the Consolidated Statements of Operations:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
(Provision) Benefit for Income Taxes at Statutory Rates	$(101,022)	$(35,610)	$(4,239)
Effect of Foreign Income Tax, Net	8,249	4,233	(1,044)
Change in Valuation Allowance	1,726	(4,523)	(4,300)
Preferred Supplier Credit	1,421	1,339	3,080
Extraterritorial Income and Manufacturing Deduction Benefit	1,223	1,145	700
State and Local Income Taxes, Net of U.S. Federal Income Tax Benefit	(100)	900	(500)
Amortization of Restricted Stock Award	(423)	(2,220)	—
Other Permanent Items	(754)	(9)	(389)

(Provision) Benefit for Income Taxes	$(89,680)	$(34,745)	$(6,692)

      Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions which the Company has operations. Additionally, applicable U.S. income and foreign withholding taxes have been provided on certain undistributed earnings of the Company’s international subsidiaries that are not intended to be reinvested indefinitely outside of the U.S. The change in valuation allowance for the year consists of a reversal of beginning balance amount of $4.9 million offset by a current year allowance of ($3.2 million.)
      Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting.
      The components of the net deferred tax assets (liabilities) and the related valuation allowances were as follows:

	Year Ended December 31,

	2005	2004

	(In thousands)
Deferred Tax Assets:
Foreign tax credits	$41,258	$23,393
Domestic and foreign operating losses	1,416	1,367
Accrued liabilities and reserves	24,372	17,951
Inventory basis differences	7,422	4,778
Investments in unconsolidated subs	2,018	3,164

Total deferred tax assets	76,486	50,653

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2005	2004

	(In thousands)
Deferred Tax Liabilities:
Goodwill and other intangibles	(16,562)	(6,176)
Property and equipment and other	(24,044)	(24,792)
Foreign taxes	(6,828)	—
Tax on non-repatriated foreign income	(14,846)	(5,510)

Total deferred tax liabilities	(62,280)	(36,478)

Valuation Allowance:
Foreign tax credits	(14,749)	(13,924)

Total valuation allowance	(14,749)	(13,924)

Net deferred tax assets (liabilities)	$(543)	$251

      At December 31, 2004, the Company had a domestic net operating loss (NOL) carryforward for tax purposes of approximately $3.2 million, which was utilized in 2005. As of December 31, 2005, the Company had foreign net operating losses carryforward for tax purposes of approximately $5.0 million. At December 31, 2005 and 2004, the Company had foreign tax credit carryforwards, net of allowances, of $25.6 million and $8.2 million, respectively, which will expire in the years 2011 through 2015. At December 31, 2005 and 2004, the Company had a valuation allowance of $14.7 million and $13.9 million, respectively, due to the uncertainty of utilization of foreign tax credits to reduce the U.S. income tax liability. At December 31, 2005 and 2004, the Company had United States alternative minimum tax credits of $0.7 million and $0.8 million, respectively, which carryover indefinitely. The Company has not recorded a deferred income tax liability that would result from the distribution of earnings from certain foreign subsidiaries if those earnings were actually repatriated. The Company intends to indefinitely reinvest certain undistributed earnings of foreign subsidiaries located in Italy, Canada, China, Mexico, Singapore, Venezuela and the United Kingdom. In the event that the balance of such earnings were to be distributed, a one-time tax charge to the Company’s consolidated results of operations of up to approximately $37.4 million could occur. At December 31, 2005 and 2004, the total amount of foreign earnings indefinitely reinvested is approximately $93.1 million and $34.2 million, respectively.
      Certain subsidiaries operating in China and Singapore qualify for a tax holiday. These tax holidays resulted in a $6.7 million reduction in tax expense in 2005 or approximately $0.05 per share and $2.0 million in 2004 or less than $0.02 per share. The reductions expire in 2006 and 2008.
      The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from its current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in “Other Long-Term Liabilities” in the Consolidated Balance Sheets as payment is not expected within one year. During 2005, the Company added $0.4 million to these reserves. During 2004, the Company reversed approximately $1.2 million primarily related to state taxes and settled an audit of its Austrian joint

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
venture for approximately $0.5 million more than was in the reserve. The Company’s Canadian operation is currently under audit by the Canadian Revenue Agency. The Company believes it has adequately provided for any potential adjustment.
      During 2005 and 2004, certain foreign countries in which the Company has operations reduced their statutory tax rates. The effect on the deferred tax balance was approximately $2.3 million and $0.6 million, respectively.
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

14.	Disputes, Litigation and Contingencies

Litigation and Other Disputes
      The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the ultimate liability, if any, which may result from known claims, disputes, and pending litigation would not have a material adverse effect on the Company’s results of operations, stockholders’ equity, cash flows or financial condition with or without consideration of insurance coverage.

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

15.	Commitments

Operating Leases
      The Company is committed under various operating leases, which primarily relate to office space and equipment. Total lease expense incurred under operating leases was approximately $10.9 million, $11.9 million and $11.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Future minimum rental commitments under non-cancellable operating leases are as follows (in thousands):

2006	$9,527
2007	7,153
2008	5,858
2009	4,331
2010	4,129
Thereafter	15,051

$46,049

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments
      At the time of the December 1998 acquisition by the Company of 93% of T.F. de Mexico, the Company entered into a 30-year supply contract with Tubos de Acero de Mexico, S.A. (TAMSA). Under the supply contract, TAMSA has been given the right to supply tubulars for the Company’s Mexican drill pipe operations as long as the prices are on a competitive basis. This supply agreement does not obligate the Company to make purchases from TAMSA for any location other than Mexico. The supply agreement also does not restrict the Company’s ability to utilize tubulars manufactured by its affiliates, including VAT.

16.	Related Parties
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
      The Company’s Drill Bits segment sells drill bits worldwide to oil and gas operators, including Newfield Exploration Company (Newfield). In addition, a division of the Company’s Tubular Technology and Services segment also sells accessories directly to Newfield. Two of the Company’s directors, Mr. Trice and Mr. Hendrix, are directors of Newfield and Mr. Trice is Newfield’s Chairman, President and Chief Executive Officer. During 2005, 2004 and 2003, Newfield purchased approximately $2.3 million, $2.1 million and $1.0 million, respectively, of products from the Company. The Company believes that the prices it charges are on terms comparable to those that would be available to other third parties.
      In connection with the spinoff, the Company entered into a preferred supplier agreement with Weatherford in which Weatherford agreed for at least a three year-period from April 2000, which was extended to March 2005, to purchase at least 70% of its requirements for certain products from the Company. In return, the Company agreed to sell those products at prices not greater than the price that it sells to similarly situated customers, and, as partial consideration for amounts due to Weatherford at that time, the Company provided Weatherford a $30.0 million credit towards 20% of purchase price of those products. As of December 31, 2005, the credit balance had been fully utilized. During 2005, 2004 and 2003 Weatherford purchased approximately $38.9 million, $25.1 million and $22.4 million, respectively, of products from the Company. The Company believes that the prices it charges to Weatherford are on terms comparable to those that would be available to other third parties.

17.	Segment Information

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
      The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The Drill Bits segment designs, manufactures and distributes fixed-cutter and roller-cone drill bits. The Company’s Tubular Technology and Services segment designs, manufactures and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company also

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
has a Corporate and Other segment, that prior to the first quarter of 2003, included the Company’s industrial drill pipe operations and its construction casing and water well operations. The Company exited these product lines in the first half of 2003, and for the remainder of 2003 and 2004, this segment liquidated the remaining industrial product inventories. Additionally, this segment included three of the Company’s technology joint ventures, of which two of the joint ventures were either sold or terminated in the first quarter of 2004. This segment also includes general corporate expenses. See Note 5 for further discussion on dispositions.
      The Company’s products are used in the exploration and production of oil and natural gas. Segment information below has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”, except that income tax (provision) benefit is allocated to the segments by an application of the Company-wide effective rate to the net income (loss) of each segment. Intersegment revenues, which have been eliminated at the segment level, are recorded at cost plus an agreed upon intercompany profit.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Drilling		Tubular	Corporate
	Products		Technology	and
	and Services	Drill Bits	and Services	Other		Total

	(In thousands)
2005
Revenues from Unaffiliated Customers	$598,900	$398,227	$352,870	$—		$1,349,997
Intersegment Revenues	178	99	8,116	—		8,393
Depreciation and Amortization	13,884	15,939	11,667	5,142		46,632
Operating Income (Loss)	176,181	98,616	88,286	(52,130)		310,953
Interest Expense	483	240	132	28,293		29,148
Equity Income (Loss) in Unconsolidated Affiliates	63,977	—	—	(5,718)		58,259
(Provision) Benefit for Income Taxes	(74,355)	(28,080)	(27,947)	40,702		(89,680)
Income (Loss) from Continuing Operations	158,838	60,258	52,793	(82,885	)(a)	189,004
Capital Expenditures for Property, Plant and Equipment	10,456	6,224	7,775	5,046		29,501
Total Assets	592,054	538,734	315,144	94,352		1,540,284
2004
Revenues from Unaffiliated Customers	$390,617	$326,918	$226,233	$1,875		$945,643
Intersegment Revenues	—	—	348	—		348
Depreciation and Amortization	15,109	12,121	12,751	3,239		43,220
Other Charges	2,051	—	3,207	3,777		9,035
Operating Income (Loss)	90,637	70,542	20,884	(40,391)		141,672
Interest Expense	614	110	213	40,952		41,889
Equity Income (Loss) in Unconsolidated Affiliates	9,448	—	—	(4,848)		4,600
(Provision) Benefit for Income Taxes	(30,658)	(20,242)	(5,266)	21,421		(34,745)
Income (Loss) from Continuing Operations	63,772	39,453	9,573	(48,005)		64,793
Capital Expenditures for Property, Plant and Equipment	8,808	18,794	4,986	5,291		37,879
Total Assets	489,684	519,258	258,517	77,007		1,344,466
2003
Revenues from Unaffiliated Customers	$308,297	$258,975	$226,607	$9,939		$803,818
Depreciation and Amortization	14,912	11,191	13,424	5,161		44,688
Other Charges	24,924	—	425	12,474		37,823
Operating Income (Loss)	18,776	58,443	7,634	(39,556)		45,297
Interest Expense	514	7	507	42,843		43,871
Equity Income (Loss) in Unconsolidated Affiliates	6,481	—	—	(4,506)		1,975
(Provision) Benefit for Income Taxes	(10,819)	(15,062)	1,082	18,107		(6,692)
Income (Loss) from Continuing Operations	14,368	31,258	(2,442)	(38,527)		4,657
Capital Expenditures for Property, Plant and Equipment	16,260	10,175	9,664	5,319		41,418
Total Assets	478,714	450,653	273,587	59,107		1,262,061

(a)	Includes non-cash items in Corporate and Other of $57.1 million related refinancing charges and $10.1 million related to stock-based compensation.

Foreign Operations and Export Sales
      Financial information by geographic segment for each of the three-years ended December 31, 2005 is summarized below. Revenues are attributable to countries based on the location of the entity selling products rather than ultimate use. Long-lived assets represent long-term assets excluding deferred tax assets.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United		Latin
	States	Canada	America	Italy	Asia	Other	Total

	(In thousands)
2005
Revenues	$864,470	$66,487	$49,949	$39,561	$192,053	$137,477	$1,349,997
Long-Lived Assets	492,835	22,809	73,109	40,618	80,490	102,679	812,540
2004
Revenues	$577,479	$72,950	$43,986	$20,938	$123,100	$107,190	$945,643
Long-Lived Assets	413,431	18,405	73,336	42,752	78,741	118,965	745,630
2003
Revenues	$458,421	$84,213	$51,567	$11,818	$100,793	$97,006	$803,818
Long-Lived Assets	458,791	18,358	75,237	43,426	58,900	93,971	748,683

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
      In the three years ended December 31, 2005, there were no individual customers who accounted for 10% or more of total revenues.

18.	Selected Quarterly Financial Data (Unaudited)
      The following table presents unaudited quarterly financial data for 2005 and 2004:

	2005

	First	Second		Third		Fourth
	Quarter	Quarter		Quarter		Quarter

	(In thousands, except per share data)
Revenues	$292,096	$316,947		$352,228		$388,726
Gross Profit	124,180	136,670		150,790		161,871
Selling, General and Administrative	61,989	65,397		65,939		69,233
Operating Income	62,191	71,273		84,851		92,638
Net Income	36,666	25,828	(a)	48,114	(b)	78,396
Basic Net Income Per Share(c)	$0.29	$0.21		$0.37		$0.60

Basic Weighted Average Shares Outstanding	125,234	125,858		128,373		129,881
Diluted Net Income Per Share(c)	$0.29	$0.20		$0.37		$0.59

Diluted Weighted Average Shares Outstanding	128,352	129,310		131,657		132,724

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004

	First		Second	Third		Fourth
	Quarter		Quarter	Quarter		Quarter

	(In thousands, except per share data)
Revenues	$191,481		$224,666	$246,366		$283,130
Gross Profit	77,589		88,437	97,573		121,237
Other Charges	2,734	(d)	2,498 (e)	3,803	(f)	—
Selling, General, and Administrative	53,944		55,672	59,312		65,201
Operating Income	20,911		30,267	34,458		56,036
Income from Continuing Operations	6,564		12,045	17,234		28,950
Income (Loss) from Discontinued Operations, Net of Tax	642		(9,885)	21		(305)
Net Income	7,206		2,160	17,255		28,645
Basic Net Income Per Share(c):
Income from continuing operations	$0.05		$0.10	$0.14		$0.23
Income (loss) from discontinued operations	0.01		(0.08)	—		—

Net income	$0.06		$0.02	$0.14		$0.23

Basic Weighted Average Shares Outstanding	122,044		122,767	123,805		124,669
Diluted Net Income Per Share(c):
Income from continuing operations	$0.05		$0.10	$0.14		$0.23
Income (loss) from discontinued operations	0.01		(0.08)	—		—

Net income	$0.06		$0.02	$0.14		$0.23

Diluted Weighted Average Shares Outstanding	124,262		125,383	126,603		127,614

(a)	The second quarter of 2005 includes $35.4 million of refinancing charges related to replacing our previous $190 million credit facility with a new $350 million credit facility, and an early redemption of our $200 million 9 5/8% Senior Notes due 2007. This amount comprised $25.4 million for the make-whole premium on the 9 5/8% Senior Notes, $4.8 million related to the write-off of debt issue costs associated with the previous credit facility and the 9 5/8% Senior Notes, including the 9 5/8% Senior Note’s discount, and $5.2 million related to the settlement of Treasury rate locks.

(b)	The third quarter of 2005 includes $21.7 million of refinancing charges related to the repurchase of substantially all of our 9% Senior Notes in the third quarter of 2005. This amount comprised $18.1 million for the tender offer consideration and consent payment, $3.2 million related to the write-off of debt issue costs and $0.4 million in other related fees.

(c)	Earnings per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(d)	Includes other charges of $1.8 million related to the Drilling Products rationalization program and $0.9 million of severance costs associated with the organizational restructuring of the Company’s Tubular Technology Services segment in the first quarter of 2004.

(e)	Includes other charges of $2.3 million for severance costs associated with the organizational restructuring of the Company’s Tubular Technology Services segment and $0.2 million related to the Drilling products rationalization program in the second quarter of 2004.

(f)	Includes other charges of $3.8 million in the third quarter of 2004 related to the relocation of the Company’s corporate offices in September 2004.
      See Note 3 for further discussion of 2004 other charges.

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Subsidiary Guarantor Financial Information
      The following condensed consolidating statements of operations for the three-year periods ended December 31, 2005, condensed consolidating balance sheets as of December 31, 2005 and 2004, and condensed consolidating statements of cash flows for the three-year periods ended December 31, 2005 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 6 1/8% Senior Notes are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.
CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues	$—	$1,067,952	$552,591	$(270,546)	$1,349,997
Operating Expenses:
Cost of sales	—	710,905	285,575	(219,994)	776,486
Selling, general and administrative	—	185,143	77,415	—	262,558

	—	896,048	362,990	(219,994)	1,039,044

Operating Income	—	171,904	189,601	(50,552)	310,953
Interest Expense	(27,284)	(1,301)	(563)	—	(29,148)
Other Income (Expense), Net	2,269	61,243	(57,857)	—	5,655
Equity Income in Unconsolidated Affiliates	—	58,259	—	—	58,259
Refinance Charges	(49,541)	(7,545)	—	—	(57,086)
Equity in Subsidiaries, Net of Taxes	281,213	21,405	—	(302,618)	—

Income Before Income Taxes and Minority Interest	206,657	303,965	131,181	(353,170)	288,633
Income Tax Provision	(17,653)	(35,804)	(36,223)	—	(89,680)

Income Before Minority Interests	189,004	268,161	94,958	(353,170)	198,953
Minority Interests	—	—	(9,949)	—	(9,949)

Net Income	$189,004	$268,161	$85,009	$(353,170)	$189,004

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED BALANCE SHEET
As of December 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
ASSETS
Current Assets:
Cash	$—	$13,093	$15,071	$—	$28,164
Accounts receivable, net	—	164,439	104,011	—	268,450
Inventories	—	272,914	140,256	(52,540)	360,630
Deferred charges	—	14,397	232	—	14,629
Current deferred tax assets	(2,671)	30,721	11,907	—	39,957
Other current assets	—	4,971	9,454	—	14,425

	(2,671)	500,535	280,931	(52,540)	726,255
Property, Plant and Equipment, Net	—	133,677	105,093	—	238,770
Goodwill	—	229,837	191,790	—	421,627
Investment In and Advances to Subsidiaries	1,063,749	101,751	—	(1,165,500)	—
Investment In and Advances to Unconsolidated Affiliates	—	84,547	—	—	84,547
Other Assets	6,630	48,192	14,263	—	69,085

	$1,067,708	$1,098,539	$592,077	$(1,218,040)	$1,540,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$7,045	$—	$—	$7,045
Accounts payable	—	64,343	27,947	—	92,290
Deferred revenues	—	21,060	364	—	21,424
Federal income taxes payable	9,573	(7,704)	22,839	—	24,708
Current deferred tax liabilities	—	(11)	3,829	—	3,818
Intercompany liabilities (assets)	(147,863)	47,631	93,455	6,777	—
Other accrued liabilities	5,512	62,525	29,324	—	97,361

	(132,778)	194,889	177,758	6,777	246,646
Long-Term Debt	200,095	6,189	11,200	—	217,484
Deferred Tax Liabilities	4,236	9,031	24,904	—	38,171
Other Long-Term Liabilities	—	28,071	1,294	—	29,365
Commitments and Contingencies Minority Interests	—	—	12,463	—	12,463
Stockholders’ Equity	996,155	860,359	364,458	(1,224,817)	996,155

	$1,067,708	$1,098,539	$592,077	$(1,218,040)	$1,540,284

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$172,285	$302	$37,089	$(15,000)	$194,676
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(28,725)	—	(10,507)	—	(39,232)
Proceeds from sale of businesses, net of cash disposed	—	2,521	—	—	2,521
Investment in unconsolidated affiliates	—	(5,273)	—	—	(5,273)
Capital expenditures for property, plant and equipment	—	(18,806)	(10,695)	—	(29,501)
Other, net	—	1,682	131	—	1,813

Net cash used in investing activities	(28,725)	(19,876)	(21,071)	—	(69,672)
Cash Flows From Financing Activities:
Borrowings on revolver debt, net	—	—	11,200	—	11,200
Repayments on debt, net	(174,905)	(4,410)	—	—	(179,315)
Borrowings (Repayments) between subsidiaries, net	7,410	6,356	(13,766)	—	—
Debt refinancing costs	(43,778)	—	—	—	(43,778)
Debt issue costs	(6,041)	—	—	—	(6,041)
Proceeds from stock option exercises	75,243	—	—	—	75,243
Dividends paid	—	—	(15,000)	15,000	—
Other, net	(1,489)	—	—	—	(1,489)

Net cash (used in) provided by financing activities	(143,560)	1,946	(17,566)	15,000	(144,180)
Effect of Exchange Rate Changes on Cash	—	—	(212)	—	(212)

Net Decrease in Cash	—	(17,628)	(1,760)	—	(19,388)
Cash at Beginning of Period	—	30,721	16,831	—	47,552

Cash at End of Period	$—	$13,093	$15,071	$—	$28,164

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues	$—	$649,202	$296,441	$—	$945,643
Operating Expenses:
Cost of sales	—	397,176	163,631	—	560,807
Selling, general and administrative	—	160,536	73,593	—	234,129
Other charges	—	6,984	2,051	—	9,035

	—	564,696	239,275	—	803,971

Operating Income	—	84,506	57,166	—	141,672
Interest Expense	(36,758)	(4,486)	(645)	—	(41,889)
Other Income (Expense), Net	—	2,425	(2,027)	—	398
Equity Income in Unconsolidated Affiliates	—	4,600	—	—	4,600
Equity in Subsidiaries, Net of Taxes	80,383	—	—	(80,383)	—

	43,625	2,539	(2,672)	(80,383)	(36,891)

Income From Continuing Operations Before Income Taxes and Minority Interest	43,625	87,045	54,494	(80,383)	104,781
Income Tax (Provision) Benefit	11,641	(33,135)	(13,251)	—	(34,745)

Income From Continuing Operations Before Minority Interests	55,266	53,910	41,243	(80,383)	70,036
Minority Interests	—	—	(5,243)	—	(5,243)

Income From Continuing Operations	55,266	53,910	36,000	(80,383)	64,793
Loss From Discontinued Operations, Net of Tax	—	(9,527)	—	—	(9,527)

Net Income	$55,266	$44,383	$36,000	$(80,383)	$55,266

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED BALANCE SHEET
As of December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
ASSETS
Current Assets:
Cash	$—	$30,721	$16,831	$—	$47,552
Restricted cash	—	—	231	—	231
Accounts receivable, net	—	133,589	68,495	—	202,084
Inventories	—	193,738	95,082	—	288,820
Deferred charges	—	17,204	—	—	17,204
Current deferred tax assets	—	24,236	2,237	—	26,473
Other current assets	—	5,920	8,483	—	14,403

	—	405,408	191,359	—	596,767
Property, Plant and Equipment, Net	—	141,793	102,512	—	244,305
Goodwill	—	206,004	187,989	—	393,993
Investment In and Advances to Subsidiaries	1,080,596	—	—	(1,080,596)	—
Investment In and Advances to Unconsolidated Affiliates	—	49,159	—	—	49,159
Other Assets	6,101	38,357	15,784	—	60,242

	$1,086,697	$840,721	$497,644	$(1,080,596)	$1,344,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$4,181	$—	$—	$4,181
Accounts payable	—	40,912	30,829	—	71,741
Deferred revenues	—	21,413	—	—	21,413
Current deferred tax liabilities	—	(47)	3,155	—	3,108
Other accrued liabilities	6,673	56,821	31,564	—	95,058

	6,673	123,280	65,548	—	195,501
Long-Term Debt	374,483	3,290	—	—	377,773
Deferred Tax Liabilities	—	(714)	25,897	—	25,183
Other Long-Term Liabilities	—	23,204	1,270	—	24,474
Commitments and Contingencies	—	—	—	—	—
Minority Interests	—	—	15,994	—	15,994
Stockholders’ Equity	705,541	691,661	388,935	(1,080,596)	705,541

	$1,086,697	$840,721	$497,644	$(1,080,596)	$1,344,466

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

GRANT PRIDECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total

	(In thousands)
Revenues	$—	$529,661	$274,157	$—	$803,818
Operating Expenses:
Cost of sales	—	407,411	126,161	—	533,572
Selling, general and administrative	—	119,805	73,746	—	193,551
Other charges	—	23,475	7,923	—	31,398

	—	550,691	207,830	—	758,521

Operating Income (Loss)	—	(21,030)	66,327	—	45,297
Interest Expense	(36,644)	(6,564)	(663)	—	(43,871)
Other Income (Expense), Net	3,489	17,245	(9,570)	—	11,164
Equity Loss in Unconsolidated Affiliates	—	1,975	—	—	1,975
Equity in Subsidiaries, Net of Taxes	26,741	—	—	(26,741)	—

	(6,414)	12,656	(10,233)	(26,741)	(30,732)

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interest	(6,414)	(8,374)	56,094	(26,741)	14,565
Income Tax (Provision) Benefit	11,604	1,579	(19,875)	—	(6,692)

Income From Continuing Operations Before Minority Interests	5,190	(6,795)	36,219	(26,741)	7,873
Minority Interests	—	—	(3,216)	—	(3,216)

Income (Loss) From Continuing Operations	5,190	(6,795)	33,003	(26,741)	4,657
Income From Discontinued Operations, Net of Tax	—	533	—	—	533

Net Income (Loss)	$5,190	$(6,262)	$33,003	$(26,741)	$5,190

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
      On August 8, 2005, the Company retained the services of Deloitte & Touche LLP as its new independent accountant, replacing Ernst & Young LLP, to audit the Company’s financial statements. The Company’s Current Report on Form 8-K, dated August 8, 2005, is incorporated by reference in this Form 10-K.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of December 31, 2005. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report (December 31, 2005), our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Our internal control over financial reporting is a process designed by, or under the supervision of our chief executive and principle financial officers, and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, it used the framework entitled “Internal Control — Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation of the COSO framework applied to Grant Prideco’s internal control over financial reporting, management concluded that Grant Prideco maintained effective internal control over financial reporting as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31,2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Controls
      There has been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
To the Board of Directors and Stockholders of
Grant Prideco, Inc.
Houston, Texas
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Grant Prideco, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Houston, Texas
March 1, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as a part of this report or incorporated herein by reference:

1.	Our consolidated financial statements are listed on page 34 of this report.
           2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2005.

Note: All financial statement schedules not filed with this report required by Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to financial statements.
           3. Our exhibits are listed below under Item 15(b).
      (b) Exhibits:

2.1	Distribution Agreement, dated as of March 22, 2000, between Weatherford and Grant Prideco, Inc. (incorporated by Reference to Exhibit 2.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).

3.1	Restated Certificate of Incorporation of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).

3.2		Restated Bylaws of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.2 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4.1		Indenture for 9 5/8% Senior Notes due 2007 (incorporated by Reference to Exhibit 4.7 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).

4.2		Form of 9 5/8% Senior Notes due 2007 (included as part of Exhibit 4.1 above).

4	.3*	Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).

4	.4*	Grant Prideco, Inc. 2000 Employee Stock Option and Stock Plan (incorporated by reference to Exhibit 10.5 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.5*	Grant Prideco, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.6*	Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.7*	Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.8*	Grant Prideco, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.11 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.9*	Grant Prideco, Inc. 2001 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-15423).

4.10		Indenture relating to 9% Senior Notes due 2009 dated as of December 4, 2002, between Grant Prideco Escrow Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

4.11		Form of 9% Senior Notes due 2009 (included as part of Exhibit 4.10).

4.12		Supplemental Indenture dated as of December 20, 2002, among Grant Prideco, Inc., Grant Prideco Escrow Corp., certain of Grant Prideco, Inc.’s subsidiaries, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

4.13		Indenture relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).

4.14		Registration Rights Agreement relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Banc of America Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).

4.15		Supplemental Indenture relating to the 9% Senior Notes due 2009, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).

4.16		Credit Facility, dated as of May 12, 2005, among Grant Prideco, Inc., certain subsidiaries of Grant Prideco, Inc. party thereto, each lender from time to time party thereto, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as Administrative Agent, US Swing Line Lender and an L/C Issuer, HSBC Bank Plc, as UK Swing Line Lender and an L/ C Issuer, and Deutsche Bank Securities Inc., as Documentation Agent (incorporated by reference to Exhibit 99.2 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on May 23, 2005).

4.17		Security Agreement, dated as of May 12, 2005, among Grant Prideco, Inc., certain subsidiaries of Grant Prideco, Inc. and Wells Fargo Bank, National Association, in its capacity as administrative agent (incorporated by reference to Exhibit 99.3 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on May 23, 2005).

4.18		Security Agreement, dated as of December 19, 2002 between Grant Prideco Canada Ltd. and Deutsche Bank AG, Canada Branch, as agent (incorporated by reference to Exhibit 4.9 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

4.19		Form of Subsidiary Guarantee by certain of Grant Prideco, Inc.’s subsidiaries in favor of Deutsche Bank Trust Company Americas, as agent (incorporated by reference to Exhibit 4.10 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

4	.20*	Employee Stock Purchase Plan (incorporate by reference to Exhibit 4.21 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423)

4	.21*	Form of Executive Restricted-Stock Agreement (with tandem tax rights incorporated by reference to Exhibit 4.21 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.22*	Form of Executive Restricted-Stock Agreement (incorporated by reference to Exhibit 4.22 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.23*	Form of Executive Stock Option Agreement (with accelerated vesting upon termination incorporated by reference to Exhibit 4.23 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.24*	Form of Executive Stock Option Agreement (without accelerated vesting upon termination incorporated by reference to Exhibit 4.24 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

10.1		See Exhibits 2.1 and 4.1 through 4.24 for certain items material contracts.

10	.2*	Employment Agreement with Michael McShane dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-15423).

10	.3*	Employment Agreement with Matthew Fitzgerald dated January 12, 2004 (incorporated by reference from Exhibit 10.3 to the Grant Prideco Annual Report on Form 10-K for the year ended December 31, 2004).

10	.4*	Employment Agreement with Philip Choyce dated April 14, 2000 (incorporated by reference to Exhibit 10.26 to Grant Prideco, Inc.’s Registration Statement on Form S-4, Reg. No. 333-102635).

10	.5*	Form of Change of Control Agreement with William Chunn, Dan Latham, Warren Avery and Philip Choyce (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-15423).

10	.6*	Form of Change of Control Agreement with David Black, Jim Breihan, Greg Boane, Jay Mitchell, and John Deane (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Annual Report on 10-K for the year ended December 31, 2001, File No. 1-15423).

10.7		Preferred Supplier Agreement dated April 14, 2000, between Grant Prideco, Inc. and Weatherford International, Inc. (incorporated by reference to Exhibit 10.12 to Weatherford International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).

10.8		Amendment No. 1 to preferred supplier agreement (incorporated by reference to Exhibit 10.1 of Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.9		Tax Allocation Agreement dated April 14, 2000 between Grant Prideco, Inc. and Weatherford (incorporated by reference to Exhibit 10.13 to Weatherford International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).

10.10		Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and VAT Schienen GmbH & Co KG (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.11		Operating Agreement, dated as of July 23, 1999, by and Grant Prideco, Inc. and VAT Schienen GmbH & CoKG (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.12		Supply Agreement, dated as of August 1, 2003, by and between VAT Stahlrohr Kindberg GmbH & Co KG and Grant Prideco, Inc. (Incorporated by reference to Exhibit 10.12 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423)

10.13		Amendment No. 1 to VAT Supply Agreement (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

10.14		Amendment No. 2 to VAT Supply Agreement (incorporated by reference to Exhibit 10.14 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

10.15		Stock Purchase Agreement, dated as of June 19, 1998, by and between Weatherford, Pridecomex Holding, S.A. de C.V., Tubos de Acero de Mexico S.A. and Tamsider S.A. de C.V. (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.16		Master Technology License Agreement, dated as of June 19, 1998, by and between Grant Prideco, Inc. and DST Distributors of Steel Tubes Limited (incorporated by reference to Exhibit 10.17 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.17		Agreement, dated as of November 12, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST Distributors of Steel Tubes Limited, Techint Engineering Company, Weatherford, Grand Prideco, Pridecomex Holding, S.A. de C.V. and Grant Prideco, S.A. de C.V. (incorporated by reference to Exhibit 10.18 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.18		Agreement, dated as of December 1, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., Weatherford and Pridecomex Holdings, S.A. de C.V. (incorporated by reference to Exhibit 10.19 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10	.19*	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).

21.1		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).

23.1		Consent of Deloitte & Touche LLP.

23.2		Consent of Ernst & Young LLP.

31.1		Certification of Michael McShane.

31.2		Certification of Matthew D. Fitzgerald.

32.1		Section 906 Certification.

*	Designates a management or compensatory plan or arrangement.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003

		Additions

	Balance At	Charged to	Charged to		Balance
	Beginning	Cost and	Other		At End
Descriptions	of Year	Expenses	Accounts	Deductions	of Year

	(In thousands)
2005:
Allowance for Uncollectible Accounts	$8,024	$1,682	$210	$4,060	$5,856

Inventory Reserves	13,013	9,572	6	4,991	17,600

2004:
Allowance for Uncollectible Accounts	3,539	3,844	1,141	500	8,024

Inventory Reserves	14,910	6,961	226	9,084	13,013

2003:
Allowance for Uncollectible Accounts	2,815	1,948	(397)	827	3,539

Inventory Reserves	10,695	11,718	(312)	7,191	14,910

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.

By:	/s/ Michael McShane

Michael McShane
Chief Executive Officer, President,
and Chairman of the Board
Date: March 3, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following individuals on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Michael McShane Michael McShane	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 3, 2006

/s/ Matthew D. Fitzgerald Matthew D. Fitzgerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2006

/s/ Greg L. Boane Greg L. Boane	Corporate Controller (Principal Accounting Officer)	March 3, 2006

/s/ David J. Butters David J. Butters	Director	March 3, 2006

/s/ Eliot M. Fried Eliot M. Fried	Director	March 3, 2006

/s/ Dennis R. Hendrix Dennis R. Hendrix	Director	March 3, 2006

/s/ Harold E. Layman Harold E. Layman	Director	March 3, 2006

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director	March 3, 2006

/s/ Robert K. Moses, Jr. Robert K. Moses, Jr.	Director	March 3, 2006

Signature	Capacity in Which Signed	Date

/s/ Joseph E. Reid Joseph E. Reid	Director	March 3, 2006

/s/ David A. Trice David A. Trice	Director	March 3, 2006

EXHIBIT INDEX

2.1		Distribution Agreement, dated as of March 22, 2000, between Weatherford and Grant Prideco, Inc. (incorporated by Reference to Exhibit 2.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).

3.1		Restated Certificate of Incorporation of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).

3.2		Restated Bylaws of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.2 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4.1		Indenture for 9 5/8% Senior Notes due 2007 (incorporated by Reference to Exhibit 4.7 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).

4.2		Form of 9 5/8% Senior Notes due 2007 (included as part of Exhibit 4.1 above).

4	.3*	Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).

4	.4*	Grant Prideco, Inc. 2000 Employee Stock Option and Stock Plan (incorporated by reference to Exhibit 10.5 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.5*	Grant Prideco, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.6*	Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.7*	Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.8*	Grant Prideco, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.11 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.9*	Grant Prideco, Inc. 2001 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-15423).

4.10		Indenture relating to 9% Senior Notes due 2009 dated as of December 4, 2002, between Grant Prideco Escrow Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

4.11		Form of 9% Senior Notes due 2009 (included as part of Exhibit 4.10).

4.12		Supplemental Indenture dated as of December 20, 2002, among Grant Prideco, Inc., Grant Prideco Escrow Corp., certain of Grant Prideco, Inc.’s subsidiaries, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

4.13		Indenture relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).

4.14		Registration Rights Agreement relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Banc of America Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).

4.15		Supplemental Indenture relating to the 9% Senior Notes due 2009, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).

4.16		Credit Facility, dated as of May 12, 2005, among Grant Prideco, Inc., certain subsidiaries of Grant Prideco, Inc. party thereto, each lender from time to time party thereto, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as Administrative Agent, US Swing Line Lender and an L/C Issuer, HSBC Bank Plc, as UK Swing Line Lender and an L/ C Issuer, and Deutsche Bank Securities Inc., as Documentation Agent (incorporated by reference to Exhibit 99.2 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on May 23, 2005).

4.17		Security Agreement, dated as of May 12, 2005, among Grant Prideco, Inc., certain subsidiaries of Grant Prideco, Inc. and Wells Fargo Bank, National Association, in its capacity as administrative agent (incorporated by reference to Exhibit 99.3 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on May 23, 2005).

4.18		Security Agreement, dated as of December 19, 2002 between Grant Prideco Canada Ltd. and Deutsche Bank AG, Canada Branch, as agent (incorporated by reference to Exhibit 4.9 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

4.19		Form of Subsidiary Guarantee by certain of Grant Prideco, Inc.’s subsidiaries in favor of Deutsche Bank Trust Company Americas, as agent (incorporated by reference to Exhibit 4.10 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

4	.20*	Employee Stock Purchase Plan (incorporate by reference to Exhibit 4.21 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423)

4	.21*	Form of Executive Restricted-Stock Agreement (with tandem tax rights incorporated by reference to Exhibit 4.21 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.22*	Form of Executive Restricted-Stock Agreement (incorporated by reference to Exhibit 4.22 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.23*	Form of Executive Stock Option Agreement (with accelerated vesting upon termination incorporated by reference to Exhibit 4.23 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.24*	Form of Executive Stock Option Agreement (without accelerated vesting upon termination incorporated by reference to Exhibit 4.24 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

10.1		See Exhibits 2.1 and 4.1 through 4.24 for certain items material contracts.

10	.2*	Employment Agreement with Michael McShane dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-15423).

10	.3*	Employment Agreement with Matthew Fitzgerald dated January 12, 2004 (incorporated by reference from Exhibit 10.3 to the Grant Prideco Annual Report on Form 10-K for the year ended December 31, 2004).

10	.4*	Employment Agreement with Philip Choyce dated April 14, 2000 (incorporated by reference to Exhibit 10.26 to Grant Prideco, Inc.’s Registration Statement on Form S-4, Reg. No. 333-102635).

10	.5*	Form of Change of Control Agreement with William Chunn, Dan Latham, Warren Avery and Philip Choyce (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-15423).

10	.6*	Form of Change of Control Agreement with David Black, Jim Breihan, Greg Boane, Jay Mitchell, and John Deane (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Annual Report on 10-K for the year ended December 31, 2001, File No. 1-15423).

10.7		Preferred Supplier Agreement dated April 14, 2000, between Grant Prideco, Inc. and Weatherford International, Inc. (incorporated by reference to Exhibit 10.12 to Weatherford International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).

10.8		Amendment No. 1 to preferred supplier agreement (incorporated by reference to Exhibit 10.1 of Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.9		Tax Allocation Agreement dated April 14, 2000 between Grant Prideco, Inc. and Weatherford (incorporated by reference to Exhibit 10.13 to Weatherford International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).

10.10		Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and VAT Schienen GmbH & Co KG (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.11		Operating Agreement, dated as of July 23, 1999, by and Grant Prideco, Inc. and VAT Schienen GmbH & CoKG (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.12		Supply Agreement, dated as of August 1, 2003, by and between VAT Stahlrohr Kindberg GmbH & Co KG and Grant Prideco, Inc. (Incorporated by reference to Exhibit 10.12 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423)

10.13		Amendment No. 1 to VAT Supply Agreement (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

10.14		Amendment No. 2 to VAT Supply Agreement (incorporated by reference to Exhibit 10.14 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

10.15		Stock Purchase Agreement, dated as of June 19, 1998, by and between Weatherford, Pridecomex Holding, S.A. de C.V., Tubos de Acero de Mexico S.A. and Tamsider S.A. de C.V. (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.16		Master Technology License Agreement, dated as of June 19, 1998, by and between Grant Prideco, Inc. and DST Distributors of Steel Tubes Limited (incorporated by reference to Exhibit 10.17 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.17		Agreement, dated as of November 12, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST Distributors of Steel Tubes Limited, Techint Engineering Company, Weatherford, Grand Prideco, Pridecomex Holding, S.A. de C.V. and Grant Prideco, S.A. de C.V. (incorporated by reference to Exhibit 10.18 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.18		Agreement, dated as of December 1, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., Weatherford and Pridecomex Holdings, S.A. de C.V. (incorporated by reference to Exhibit 10.19 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10	.19*	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).

21.1		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).

23.1		Consent of Deloitte & Touche LLP.

23.2		Consent of Ernst & Young LLP.

31.1		Certification of Michael McShane.

31.2		Certification of Matthew D. Fitzgerald.

32.1		Section 906 Certification.

*	Designates a management or compensatory plan or arrangement.