Form 10-Q
period 2006-03-31
GRANT PRIDECO INC
filed 2006-05-10
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 4, 2006

Common Stock, par value $0.01 per share	130,928,074

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GRANT PRIDECO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Revenues	$414,425	$292,096
Operating Expenses:
Cost of sales	228,529	167,916
Sales and marketing	35,980	31,704
General and administrative	27,840	24,522
Research and engineering	7,696	5,763

	300,045	229,905
Operating Income	114,380	62,191
Interest Expense	(3,831)	(10,010)
Other Income (Expense), Net	(260)	1,137
Equity Income in Unconsolidated Affiliates	27,349	4,793

Income Before Income Taxes and Minority Interests	137,638	58,111
Income Tax Provision	(43,064)	(19,469)

Income Before Minority Interests	94,574	38,642
Minority Interests	(2,144)	(1,976)

Net Income	$92,430	$36,666

Basic Net Income Per Share:
Net income per share	$0.70	$0.29
Basic weighted average shares outstanding	131,388	125,234

Diluted Net Income Per Share:
Net income per share	$0.69	$0.29
Diluted weighted average shares outstanding	133,929	128,352
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$59,418	$28,164
Accounts receivable, net of allowance for uncollectible accounts of $5,862 and $5,856 for 2006 and 2005, respectively	278,771	268,450
Inventories	385,383	360,630
Deferred charges	13,805	14,629
Current deferred tax assets	36,210	39,957
Prepaid expenses	17,763	13,197
Other current assets	1,763	1,228

	793,113	726,255
Property, Plant and Equipment, Net	238,122	238,770
Goodwill	422,111	421,627
Other Intangible Assets, Net	56,825	58,181
Investment In Unconsolidated Affiliate	120,656	84,547
Other Assets	10,853	10,904

	$1,641,680	$1,540,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$5,222	$7,045
Accounts payable	101,160	92,290
Accrued labor and benefits	45,264	61,863
Deferred revenues	21,629	21,424
Federal income taxes payable	61,483	24,708
Current deferred tax liabilities	1,285	3,818
Other accrued liabilities	29,886	35,498

	265,929	246,646
Long-Term Debt	203,212	217,484
Deferred Tax Liabilities	29,955	38,171
Other Long-Term Liabilities	31,678	29,365
Commitments and Contingencies	—	—
Minority Interests	14,656	12,463
Stockholders’ Equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value; issued 131,749 and 130,927 in 2006 and 2005, respectively	1,318	1,309
Capital in excess of par value	672,644	647,211
Unearned compensation	(11,501)	(6,573)
Retained earnings	473,723	381,293
Accumulated other comprehensive loss	(11,917)	(19,496)
Treasury stock, at cost	(38,826)	(17,862)
Deferred compensation obligation	10,809	10,273

	1,096,250	996,155

	$1,641,680	$1,540,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net income	$92,430	$36,666
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	—	(1,577)
Depreciation and amortization	12,099	11,118
Deferred income tax	(7,529)	(135)
Equity income in unconsolidated affiliates	(27,349)	(4,793)
Stock-based compensation expense	3,428	1,803
Deferred compensation expense	1,274	787
Minority interests in consolidated subsidiaries	2,144	1,976
(Gain) loss on sale of assets, net	(372)	1,226
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(9,852)	(19,245)
Inventories	(25,843)	(14,525)
Deferred charges	824	(2,524)
Other current assets	(5,101)	(2,132)
Accounts payable	9,378	(1,399)
Deferred revenues	205	4,580
Federal income tax payable	37,824	14,048
Other accrued liabilities	(24,344)	(1,680)
Other, net	4,320	2,098

Net cash provided by operating activities	63,536	26,292
Cash Flows From Investing Activities:
Proceeds from sale of business	—	2,521
Investments in and advances to unconsolidated affiliates	—	(1,761)
Capital expenditures for property, plant and equipment	(9,967)	(9,099)
Proceeds from sale of fixed assets	474	265
Other, net	(240)	—

Net cash used in investing activities	(9,733)	(8,074)
Cash Flows From Financing Activities:
Repayments on credit facility	(11,200)	—
Repayments on debt	(4,944)	(782)
Purchases of treasury stock	(1,906)	(1,177)
Proceeds from stock option exercises	7,673	8,895
Excess tax benefits on stock option exercises	5,010	—
Repurchase of common stock	(20,124)	—
Proceeds from employee stock purchase plan	2,759	1,896

Net cash (used in) provided by financing activities	(22,732)	8,832
Effect of Exchange Rate Changes on Cash	183	(258)

Net Increase in Cash	31,254	26,792
Cash at Beginning of Period	28,164	47,552

Cash at End of Period	$59,418	$74,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. General
Basis of Presentation
     The accompanying condensed consolidated financial statements of Grant Prideco, Inc. (the “Company” or “Grant Prideco”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions between Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements, have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     In the Company’s annual report on Form 10-K for the year ended December 31, 2005, it identified the most critical accounting policies upon which its financial condition depends as those relating to revenue recognition including deferred revenues and charges (see discussion below), allowance for uncollectible accounts, inventory valuation, fair value estimations for assets acquired and liabilities assumed in a business combination, impairment of long-lived assets, impairment of goodwill and other intangible assets, valuation allowance for deferred tax assets, estimates related to contingent liabilities and future claims and pension liabilities. Additionally, due to the adoption of SFAS No. 123 (R), “Share-Base Payment”, in the first quarter of 2006, the Company identified stock based compensation as a critical accounting policy and estimate (see Note 2).
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
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying financial statements include reserves for inventory obsolescence, self-insurance, valuation of goodwill and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities and purchase accounting allocations. Actual results could differ from those estimates. The Company re-evaluates its estimated annual effective tax rate on a quarterly basis and the inherent judgements and assumptions used may change during the course of the year depending on actual results, the outcome of tax credits, as well as changes in tax laws and regulations.
Revenue Recognition
     The Company recognizes revenues when the earnings process is complete and collectibility is reasonably assured. With respect to the Drilling Products and Services and Tubular Technology and Services segments, this includes satisfying the following criteria: the arrangement with the customer is evident; the sales price is fixed or determinable; the manufacturing process is complete (including completion of all proper inspections); title and risk of loss have passed to the customer and all delivery obligations have been met. If requested in writing by the customer; delivery may be satisfied through delivery to the Company’s customer storage location or to a third-party storage facility. With respect to the Drill Bits segment, drill bit sales and rental revenues are recognized when the customer runs the drill bit. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenues as services are performed. Additionally, the Company recognizes revenues associated with rebillable shipping costs.

     Deferred Revenues and Charges
     For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are required to be deferred until the customer takes physical possession. At March 31, 2006, the Company had deferred revenues and charges related to such transactions of $21.6 million and $13.8 million, respectively. At December 31, 2005, the Company had deferred revenues and charges of $21.4 million and $14.6 million, respectively. The deferred charges represent customer-owned finished goods inventory on deferred sales transactions for which legal title transfer has occurred, but the product is not yet in the customer’s physical possession.
2. Stock-Based Compensation
     The Company has stock-based employee compensation plans at March 31, 2006 that are described below. Prior to 2006, the Company accounted for employee stock options using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company also complied with the pro forma disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The provisions of APB No. 25 required compensation expense to be recognized in operations for restricted stock, but did not require expense recognition for unvested stock options or for awards granted under the Employee Stock Purchase Plan (ESPP). The pro forma effects on net income and earnings per share for the stock options and ESPP awards were instead disclosed in a footnote to the financial statements.
     Effective January 1, 2006, the Company adopted SFAS No. 123 (R), “Share-Based Payment,” a revised standard that establishes accounting for stock-based payment transactions when a company receives employee services in exchange for equity instruments. Under the new standard, companies are required to account for stock-based compensation using the fair value of equity awards at the grant date, with the fair value recognized in operations during the employee’s requisite service period (typically the vesting period.) The Company elected to use the modified prospective application transition method set out in SFAS No. 123 (R). That method requires recognition of compensation expense for stock-based payment awards that are granted, modified, repurchased or cancelled after 2005. Compensation expense for unvested stock options outstanding as of January 1, 2006 for which the requisite service had not been rendered will be recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123. Prior periods are not restated to reflect the impact of adopting the new standard.
     Following is a summary of the Company’s net income and net income per share for the first quarter of 2005 as reported and on a pro forma basis as if the fair value-recognition provisions of SFAS No. 123 had been applied. For purposes of the pro forma disclosure, the estimated fair values of options are amortized to expense over the options’ vesting period.

Three Months Ended
March 31, 2005
Net Income As Reported	$36,666
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,459
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,530)

Pro Forma Net Income	$35,595

Net Income Per Share:
Basic, as reported	$0.29
Basic, pro forma	0.28
Diluted, as reported	0.29
Diluted, pro forma	0.28
     Adoption of SFAS No. 123 (R) required all stock-based compensation related to unvested stock awards, including stock options and the ESPP, to be recognized as an operating expense of the Company. Adoption of the new standard resulted in decreases in both income before income taxes and net income of $1.4 million and $0.9 million, respectively, for the three-month period ended March 31, 2006, and a reduction in basic and diluted earnings per share for the three-month period by less than $0.01 per share. Stock-based compensation expense recorded for all share-based payment arrangements was $4.8 million (excluding approximately

$1.7 million tax benefit) for the three-month period ended March 31, 2006, compared to $2.2 million (excluding approximately $0.7 million tax benefit) for the comparable period in 2005. Additionally, no stock-based compensation costs were capitalized.
     Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows in the accompanying Condensed Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires the cash flows that result from tax deductions in excess of the compensation expense recognized as an operating expense in 2006 and reported in pro forma disclosures prior to 2006 for those stock options (excess tax benefits) be classified as financing cash flows. The excess tax benefit for the three-month period ended March 31, 2006 in the amount of $5.0 million that is now classified as a financing cash flow would have been classified as an operating cash flow prior to the adoption of SFAS No. 123 (R).
Stock Option and Restricted Stock Plans
     The Company has stock option plans pursuant to which directors, officers and other key employees may be granted stock options and restricted stock to purchase shares of Grant Prideco Common Stock (Common Stock). Stock options are typically granted at the fair market value of the Common Stock on the date of grant, with multi-year cliff vesting or graded vesting. Stock options with cliff vesting are available to the option holder for exercise at the end of the vesting period, while graded vesting stock options accrue to the benefit of the option holder at established points during the vesting period. The requisite service period for stock options to vest is typically three years, with expiration 10 years subsequent to the grant date. Restricted stock is subject to certain restrictions on ownership and transferability when granted.
     Prior to the adoption of SFAS No. 123 (R), the Company used the accelerated expense attribution method for stock options with graded vesting to calculate the pro forma effects on net income for historical disclosure purposes. Under this method, approximately 60% of the total expense related to an award is recognized in the first year of the requisite service period subsequent to the grant date. However, SFAS No. 123 (R) also allows for the cost of graded vesting awards to be amortized using the straight-line method over the requisite service period. Upon adoption of SFAS No. 123 (R), the Company made the election to amortize graded vesting stock options using the straight-line method for awards in 2006 and subsequent years for purposes of calculating stock based compensation expense. This change in the method of expense recognition did not have a material impact on the financial statements for the three-month period ended March 31, 2006.
     The Company has in effect a 2000 Employee Stock Option and Restricted Stock Plan, a 2000 Non-Employee Director Stock Option Plan and a 2001 Employee Stock Option and Restricted Stock Plan. Under these plans, stock options or restricted stock to purchase up to an aggregate of 16.0 million shares of Common Stock may be granted. At March 31, 2006, approximately 1.2 million shares were available for granting under such plans. The Company may issue either treasury shares or newly issued shares of its Common Stock in satisfaction of these awards.
     The Company also has stock options granted to employees and directors of Weatherford that were granted prior to September 1998. Under terms of the Grant Prideco spinoff from Weatherford in April 2000, these employees and directors were granted an equal number of options to purchase Common Stock. The Company granted a total of 1,247,255 stock options related to the Weatherford grants prior to September 1998. As of March 31, 2006, options outstanding related to the Weatherford grants prior to September 1998 were 104,300.

     Stock Option Plans
     The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option valuation model using the weighted average assumptions set out below. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options. Use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and expected option term of each stock option grant.

	Three Months Ended
	March 31,
	2006	2005
	(Actual)	(Pro Forma)
Valuation Assumptions -
Expected Option Term (Years)	5	5
Expected Volatility	40%	41%
Expected Dividend Rate	—	—
Risk Free Interest Rate	4.73%	3.74%
Weighted-Average Grant Date Fair Value	$15.50	$—
     The assumed expected 5-year term of the options was determined through analyzing the historical pattern of post-vesting exercise and abandonment behavior, with due consideration given to the 10-year contractual term of the options and varying option grant conditions.
     Following is a summary of the Company’s stock options, including the Weatherford grants made prior to September 1998, as of March 31, 2006, and changes during the quarter then ended.

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at the Beginning of the Year	4,747,388	$12.91
Options Granted During the Year	304,750	36.70
Options Exercised	(636,533)	11.95
Options Forfeited	(29,375)	16.86

Outstanding at the End of the Period	4,386,230	$14.67	8.61	$123,554,147

Exercisable at the End of the Period	2,872,481	$11.93	8.29	$88,788,839

     As of March 31, 2006, there was $6.8 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 2.0 years. The total fair value of stock options that vested during the three-month periods ended March 31, 2006 and 2005 was $1.7 million and $1.6 million, respectively. The total intrinsic value of stock options (defined as the amount by which the market price of the Common Stock on the date of exercise exceeds the exercise price of the stock option) exercised during the three-month period ended March 31, 2006 and 2005 was $22.9 million and $6.5 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $6.4 million and $2.1 million for the three-month periods ended March 31, 2006 and 2005, respectively.
     Compensation expense of $0.7 million was recognized for the three-month period ended March 31, 2005, primarily related to accelerated vesting for certain stock option awards.

     Restricted Stock Plans
     At March 31, 2006, there were 823,040 shares of restricted stock awarded to officers and other key employees. Most of the outstanding shares vest with the passage of time, although certain of the restricted shares include an accelerated vesting schedule based on the achievement of certain predetermined performance metrics as discussed below.
     The fair value of restricted stock awards is based on the fair value of the Common Stock on the date of grant. Compensation expense related to all restricted stock awards, including the tax gross up bonus component described below, was $2.9 million and $1.5 million for the three-month periods ended March 31, 2006 and 2005, respectively.
     2004 and 2005 Restricted Stock Awards — With respect to 499,675 shares of outstanding restricted stock awarded in 2004 and 2005, beginning with the third anniversary date of the grant through the eighth anniversary date, the performance metrics are evaluated annually and early vesting will occur when performance goals are met. The Company compares its actual results to the predetermined performance metrics on a periodic basis. If actual cumulative results exceed the performance metrics and accelerated vesting is determined to be probable, the recognition of compensation expense is increased to reflect the expected accelerated vesting of the restricted stock.
     The 2004 restricted stock award included a tax gross up bonus component based on the incremental tax rate needed to reimburse the employees for the federal income taxes resulting from the vesting of the restricted stock. As the tax gross-up bonus component will change based on the share price at the vesting date, the estimated cash liability to the employees is considered to be a variable award under APB No. 25 and therefore the liability is required to be adjusted as the stock price changes. The estimated ultimate tax liability based on the market value of Common Stock at March 31, 2006 was $9.4 million based on the stock price at that date, and is being recognized as compensation expense ratably over the expected vesting period using the same probability assumptions related to accelerated vesting as described above. For the three-month periods ended March 31, 2006 and 2005, the Company recognized compensation expense of $1.4 million and $0.4 million, respectively, related to the tax liability.
     2006 Restricted Stock Award — Restricted stock awards were granted in 2006 for 198,365 shares. These awards, or a portion thereof, vest three years from the date of grant based on the outcome of a certain market condition. A lattice valuation model was developed to estimate the fair market value at the date of grant, which has been used for expense recognition purposes. The significant assumption used in the valuation model relates to predicting the outcome of the market condition, which includes an evaluation of the rolling historical three-year performance of the Company within a defined peer group. If the market condition is not achieved at the end of the three-year vesting period, the restricted shares will expire unvested; however, in accordance with SFAS No. 123(R), compensation expense recognized in operations related to those restricted shares is not reversed.
     Following is a summary of restricted stock as of March 31, 2006, and changes during the quarter then ended.

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Outstanding at the Beginning of the Year	585,550	$16.56
Awarded	274,065	40.96
Vested	(10,700)	42.84
Forfeited	(25,875)	17.16

Outstanding at the End of the Period	823,040	$23.88

     The total grant-date fair value of restricted stock awards that vested during the three-month period ended March 31, 2006 was $0.5 million; no awards vested in the first quarter of 2005. At March 31, 2006, there was $14.3 million of unrecognized compensation cost related to restricted stock expected to be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
     The Company’s ESPP allows eligible employees to purchase shares of Common Stock at 85% of the lower of the fair market value on the first or last day of each one-year offering period (January through December). Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The Company reserved 1.2 million shares to be granted under the ESPP.

     There were approximately 172,000 and 171,000 shares issued at a price of $16.05 and $11.08 in the three-month periods ended March 31, 2006 and 2005, respectively. The intrinsic value of these shares issued in the three-month periods ended March 31, 2006 and 2005 was $5.3 million and $1.3 million, respectively.
     The fair value of ESPP shares was estimated using the Black-Scholes option valuation model and the weighted average assumptions set out below.

	Three Months Ended
	March 31,
	2006	2005
	(Actual)	(Pro Forma)
Valuation Assumptions -
Expected Option Term (Years)	1	1
Expected Volatility	40%	41%
Expected Dividend Rate	—	—
Risk Free Interest Rate	4.74%	2.79%
Weighted-Average Grant Date Fair Value	$12.87	$6.05
     Stock-based compensation expense of $0.3 million related to the ESPP was recognized as an operating expense in the three-month period ended March 31, 2006.
3. Comprehensive Income
     Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. The Company’s total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net Income	$92,430	$36,666
Foreign Currency Translation Adjustments	4,893	(462)
Other Comprehensive Income/(Loss) for Unconsolidated Affiliate	2,686	(309)

Total Comprehensive Income	$100,009	$35,895

4. Inventories
     Inventories by category are as follows:

	March 31,	December 31,
	2006	2005
	(In thousands)
Raw Materials, Components and Supplies	$175,098	$169,966
Work in Process	106,687	84,783
Finished Goods	81,016	83,189
Rental Bits (a)	22,582	22,692

	$385,383	$360,630

(a)	The Company manufactures its rental bit inventory and the cost, which includes direct and indirect manufacturing costs, is capitalized and carried in inventory. Prior to 2006, the Company expensed the cost of rental bits upon the first rental and usage of the bit. During the first quarter of 2006, the Company completed an analysis of historical rental bit usage to determine an estimate of rental bit useful life. Effective January 1, 2006, manufactured rental bits will be amortized, based upon analysis of historical usage, over their estimated useful life of approximately one year. Such change in accounting estimate was not material to the results of operations in the first quarter of 2006.
     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (January 1, 2006 for the Company). The Company adopted SFAS No. 151 and it did not have a significant effect on its financial statements.
5. Property, Plant and Equipment
     Net property, plant and equipment consisted of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Land	$21,539	$21,534
Buildings and Improvements	86,592	86,371
Machinery and Equipment	290,236	287,008
Furniture and Fixtures	36,166	35,362
Construction in Progress	17,181	13,084

	451,714	443,359
Less: Accumulated Depreciation	(213,592)	(204,589)

	$238,122	$238,770

6. Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. The computation of diluted earnings per share for the three-month periods ended March 31, 2006 and 2005 did not exclude common stock equivalent shares because the average market price of the common stock for the applicable period was greater than exercise prices.
7. Goodwill and Other Intangible Assets
     The carrying amount of goodwill by reporting unit is as follows:

	Drilling		Tubular
	Products and		Technology
	Services	Drill Bits	and Services	Other	Total
	(In thousands)
Balance, December 31, 2005	$130,885	$174,769	$97,133	$18,840	$421,627
Translation and Other Adjustments	204	123	137	20	484

Balance, March 31, 2006	$131,089	$174,892	$97,270	$18,860	$422,111

     Other intangible assets of $56.8 million and $58.2 million, net of accumulated amortization of $14.5 million and $13.5 million, as of March 31, 2006 and December 31, 2005, respectively, are recorded at cost and are amortized on a straight-line basis. The Company’s other intangible assets primarily consist of patents, technology licenses, customer relationships, trademarks and covenants not to compete that are amortized over the definitive terms of the related agreement or the Company’s estimate of their useful lives if there are no definitive terms.

     The following table shows the Company’s other intangible assets by asset category:

	Weighted
	Average	March 31, 2006			December 31, 2005
	Amortization	Gross	Accumulated	Net	Gross	Accumulated	Net
	Period	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
	(Years)	(In thousands)
Patents	13	$59,377	$(10,569)	$48,808	$58,367	$(8,174)	$50,193
Technology Licenses	12	1,447	(609)	838	1,438	(583)	855
Customer Relationships	18	6,410	(651)	5,759	6,410	(612)	5,798
Trademarks	4	1,610	(1,096)	514	1,610	(1,044)	566
Covenants Not To Compete	4	2,300	(1,616)	684	3,625	(3,078)	547
Pension Asset (a)	N/A	222	—	222	222	—	222

	10	$71,366	$(14,541)	$56,825	$71,672	$(13,491)	$58,181

(a)	The pension asset is a non-amortizing intangible asset.
     Amortization expense related to other intangible assets for the three-month periods ended March 31, 2006 and 2005 was $1.4 million and $1.1 million, respectively, and was recorded in “General and Administrative” and “Research and Engineering” expenses in the Condensed Consolidated Statements of Operations. Amortization expense related to existing other intangible assets for the remainder of 2006 is estimated to be $4.1 million, and for each of the years 2007 through 2011 is estimated to be approximately $5.2 million, $4.8 million, $4.5 million, $4.5 million and $4.4 million, respectively.
8. Stock Repurchase Program
     In February 2006, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $150 million of the Company’s common stock. The Company may repurchase its shares in the open market based on, among other things, its ongoing capital requirements and expected cash flows, the market price and availability of its stock, regulatory and other restraints and general market conditions. The repurchase program does not have an established expiration date. At March 31, 2006, the Company had repurchased 522,500 shares at a total cost of $20.1 million and such shares are reflected in the accompanying Condensed Consolidated Balance Sheets as “Treasury Stock.”
9. Segment Information
Business Segments
     The Company operates through three primary business segments: Drilling Products and Services, Drill Bits and Tubular Technology and Services. The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The Drill Bits segment designs, manufactures and distributes fixed-cutter and roller-cone drill bits, hole opening and string tools and coring services. The Company’s Tubular Technology and Services segment designs, manufactures and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company also has a Corporate/Other segment that includes the results of IntelliServ, Inc. (IntelliServ), of which the Company acquired the remaining 50% interest in September 2005. Previously, our investment in IntelliServ was accounted for as an equity method investment and was included in the Drilling Products and Services segment. IntelliServ is now included in the Other segment as it will operate under a different business model than Drilling Products and Services and will be evaluated independently. Prior periods have been restated for current year presentation. Corporate includes general corporate expenses.

	Drilling		Tubular
	Products and		Technology	Corporate
	Services	Drill Bits	and Services	and Other	Total
	(In thousands)
Three Months Ended:
March 31, 2006
Revenues from Unaffiliated Customers	$194,259	$116,791	$103,273	$102	$414,425
Intersegment Revenues	136	—	701	—	837
Operating Income (Loss)	65,012	35,558	31,243	(17,433)	114,380
Income (Loss) Before Income Taxes and Minority Interests	91,402	34,371	30,764	(18,899)	137,638

March 31, 2005
Revenues from Unaffiliated Customers	$128,350	$90,626	$73,120	$—	$292,096
Intersegment Revenues	124	—	1,359	—	1,483
Operating Income (Loss)	36,367	21,622	15,261	(11,059)	62,191
Income (Loss) Before Income Taxes and Minority Interests	43,643	19,151	14,444	(19,127)	58,111
10. Dispositions
     In March 2005, the Company received payment of $2.5 million for a note payable related to the sale of Star Iron Works, Inc. in March 2003. The note payable was originally valued and recorded for $0.9 million due to risk of collectibility. The Company recognized a gain of $1.6 million, which is included in “Other Income (Expense), Net” in the Condensed Consolidated Statements of Operations.
11. Pension Plans
U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s Reed Hourly Pension Plan:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Service Cost	$101	$74
Interest Cost	222	143
Expected Return on Plan Assets	(238)	(117)
Amortization of Prior Service Cost	6	—
Amortization of Loss	4	—
Administration Expenses	15	33

Net Periodic Benefit Cost	$110	$133

     The Company is required to fund $2.0 million to this plan in 2006, however, the Company also expects to fund an additional discretionary amount of $2.0 million. As of March 31, 2006, $0.9 million was funded.

Non-U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s UK Hycalog Retirement Death Benefit Scheme:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Interest Cost	$229	$244
Expected Return on Plan Assets	(226)	(263)
Amortization of Prior Service Cost	27	—
Amortization of (Gain)/Loss	(30)	75

Net Periodic Benefit Cost	$—	$56

     The Company funded $0.1 million in the first quarter of 2006 to this plan for a related benefit payment.
12. Investments in Unconsolidated Affiliates
     Summarized financial information for VAT is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net Sales	$170,646	$103,367
Gross Profit	59,839	20,241
Net Income	56,671	11,270
Company’s Equity Income	27,349	6,721
     The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on VAT sales to the Company.
     During 2004, the Company’s supply agreement with VAT was amended. The amended agreement provides for a reduced minimum annual purchase commitment through July 31, 2007, effective April 1, 2004. The amendment also provides for a surcharge provision under which actual costs of key raw materials in the green pipe production process will be indexed to the April 2003 base cost and per ton surcharges assessed for the difference. Although the Company is not contractually obligated to purchase an annual minimum quantity, the contract does include a penalty when purchases fall below a minimum level calculated using a two-year average. The maximum annual penalty due under the contract would be approximately 1.9 million Euros annually.
     In September 2005, the Company acquired the remaining 50% interest in IntelliServ. Prior to September 2005, our investment in IntelliServ was accounted for under the equity method of accounting. Our share of IntelliServ’s losses for the three-month period ended March 31, 2005 was $1.9 million.
13. Subsidiary Guarantor Financial Information
     The following unaudited condensed consolidating statements of operations for the three-month periods ended March 31, 2006 and 2005, condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005, and condensed consolidating statements of cash flows for the three-month periods ended March 31, 2006 and 2005 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 6 1/8% Senior Notes are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
			(In thousands)
Revenues	$—	$312,991	$174,299	$(72,865)	$414,425
Operating Expenses:
Cost of sales	—	198,186	90,834	(60,491)	228,529
Selling, general and administrative	53	51,395	20,068	—	71,516

	53	249,581	110,902	(60,491)	300,045

Operating Income (Expense)	(53)	63,410	63,397	(12,374)	114,380
Interest Expense	(3,546)	(120)	(165)	—	(3,831)
Other Income (Expense), Net	527	337	(1,124)	—	(260)
Equity Income in Unconsolidated Affiliate	—	27,349	—	—	27,349
Equity in Subsidiaries, Net of Taxes	104,238	4,166	—	(108,404)	—

Income Before Income Taxes and Minority Interest	101,166	95,142	62,108	(120,778)	137,638
Income Tax Provision	(8,736)	(20,244)	(14,084)	—	(43,064)

Income Before Minority Interests	92,430	74,898	48,024	(120,778)	94,574
Minority Interests	—	—	(2,144)	—	(2,144)

Net Income	$92,430	$74,898	$45,880	$(120,778)	$92,430

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Current Assets:
Cash	$—	$31,042	$28,376	$—	$59,418
Accounts receivable, net	—	169,653	109,118	—	278,771
Inventories	—	297,455	140,894	(52,966)	385,383
Deferred charges	—	13,448	357	—	13,805
Current deferred tax assets	(2,413)	31,954	6,669	—	36,210
Other current assets	—	7,440	12,086	—	19,526

	(2,413)	550,992	297,500	(52,966)	793,113
Property, Plant and Equipment, Net	—	134,072	104,050	—	238,122
Goodwill	—	229,872	192,239	—	422,111
Investment In and Advances to Subsidiaries	1,121,259	149,889	—	(1,271,148)	—
Investment In and Advances to Unconsolidated Affiliates	—	120,656	—	—	120,656
Other Assets	6,534	47,046	14,098	—	67,678

	$1,125,380	$1,232,527	$607,887	$(1,324,114)	$1,641,680

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$5,222	$—	$—	$5,222
Accounts payable	—	68,138	33,022	—	101,160
Deferred revenues	—	21,046	583	—	21,629
Federal income taxes payable	(2,028)	33,191	30,320	—	61,483
Current deferred tax liabilities	—	75	1,210	—	1,285
Intercompany liabilities (assets)	(180,505)	84,983	95,522	—	—
Other accrued liabilities	1,807	45,426	27,917	—	75,150

	(180,726)	258,081	188,574	—	265,929
Long-Term Debt	200,095	3,117	—	—	203,212
Deferred Tax Liabilities	9,761	(3,118)	23,312	—	29,955
Other Long-Term Liabilities	—	30,687	991	—	31,678
Commitments and Contingencies Minority Interests	—	—	14,656	—	14,656
Stockholders’ Equity	1,096,250	943,760	380,354	(1,324,114)	1,096,250

	$1,125,380	$1,232,527	$607,887	$(1,324,114)	$1,641,680

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$5,407	$25,362	$42,731	$(9,964)	$63,536
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	—	(7,849)	(2,118)	—	(9,967)
Other, net	(39)	471	(198)	—	234

Net cash used in investing activities	(39)	(7,378)	(2,316)	—	(9,733)
Cash Flows From Financing Activities:
Repayments on revolver debt	—	—	(11,200)	—	(11,200)
Repayments on debt	—	(4,944)	—	—	(4,944)
Purchases of treasury stock	(1,906)	—	—	—	(1,906)
Borrowings (repayments) on debt between subs, net	1,220	4,909	(6,129)	—	—
Proceeds from stock option exercises	7,673	—	—	—	7,673
Excess tax benefits on stock option exercises	5,010	—	—	—	5,010
Repurchase of common stock	(20,124)	—	—	—	(20,124)
Dividends paid	—	—	(9,964)	9,964	—
Proceeds from employee stock purchase plan	2,759	—	—	—	2,759

Net cash used in financing activities	(5,368)	(35)	(27,293)	9,964	(22,732)
Effect of Exchange Rate Changes on Cash	—	—	183	—	183

Net Increase in Cash	—	17,949	13,305	—	31,254
Cash at Beginning of Period	—	13,093	15,071	—	28,164

Cash at End of Period	$—	$31,042	$28,376	$—	$59,418

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$233,479	$127,496	$(68,879)	$292,096
Operating Expenses:
Cost of sales	—	161,381	62,723	(56,188)	167,916
Selling, general and administrative	(3)	43,043	18,949	—	61,989

	(3)	204,424	81,672	(56,188)	229,905

Operating Income	3	29,055	45,824	(12,691)	62,191
Interest Expense	(9,907)	(81)	(22)	—	(10,010)
Other Income (Expense), Net	587	1,437	(887)	—	1,137
Equity Income in Unconsolidated Affiliates	—	4,793	—	—	4,793
Equity in Subsidiaries, Net of Taxes	49,244	2,772	—	(52,016)	—

Income Before Income Taxes and Minority Interest	39,927	37,976	44,915	(64,707)	58,111
Income Tax Provision	(3,261)	(6,893)	(9,315)		(19,469)

Income Before Minority Interests	36,666	31,083	35,600	(64,707)	38,642
Minority Interests	—	—	(1,976)	—	(1,976)

Net Income	$36,666	$31,083	$33,624	$(64,707)	$36,666

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(13,404)	$28,737	$10,959	$—	$26,292
Cash Flows From Investing Activities:
Proceeds from sale of businesses, net of cash disposed	—	2,521	—	—	2,521
Investment in and advances to unconsolidated affiliates	—	(1,761)	—	—	(1,761)
Capital expenditures for property, plant and equipment	—	(7,520)	(1,579)	—	(9,099)
Other, net	—	204	61	—	265

Net cash used in investing activities	—	(6,556)	(1,518)	—	(8,074)
Cash Flows From Financing Activities:
Repayments on revolver debt	—	(782)	—	—	(782)
Borrowings (Repayments) between subsidiaries, net	3,790	2,180	(5,970)	—	—
Purchases of treasury stock	(1,177)	—	—	—	(1,177)
Proceeds from stock option exercises	8,895	—	—	—	8,895
Proceeds from employee stock purchase plan	1,896	—	—	—	1,896

Net cash provided by (used in) financing activities	13,404	1,398	(5,970)	—	8,832
Effect of Exchange Rate Changes on Cash	—	—	(258)	—	(258)

Net Increase in Cash	—	23,579	3,213	—	26,792
Cash at Beginning of Period	—	30,721	16,831	—	47,552

Cash at End of Period	$—	$54,300	$20,044	$—	$74,344

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Current Assets:
Cash	$—	$13,093	$15,071	$—	$28,164
Accounts receivable, net	—	164,439	104,011	—	268,450
Inventories	—	272,914	140,256	(52,540)	360,630
Deferred charges	—	14,397	232	—	14,629
Current deferred tax assets	(2,671)	30,721	11,907	—	39,957
Other current assets	—	4,971	9,454	—	14,425

	(2,671)	500,535	280,931	(52,540)	726,255
Property, Plant and Equipment, Net	—	133,677	105,093	—	238,770
Goodwill	—	229,837	191,790	—	421,627
Investment In and Advances to Subsidiaries	1,063,749	101,751	—	(1,165,500)	—
Investment In and Advances to Unconsolidated Affiliates	—	84,547	—	—	84,547
Other Assets	6,630	48,192	14,263	—	69,085

	$1,067,708	$1,098,539	$592,077	$(1,218,040)	$1,540,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$7,045	$—	$—	$7,045
Accounts payable	—	64,343	27,947	—	92,290
Deferred revenues	—	21,060	364	—	21,424
Federal income taxes payable	9,573	(7,704)	22,839	—	24,708
Current deferred tax liabilities	—	(11)	3,829	—	3,818
Intercompany liabilities (assets)	(147,863)	47,631	93,455	6,777	—
Other accrued liabilities	5,512	62,525	29,324	—	97,361

	(132,778)	194,889	177,758	6,777	246,646
Long-Term Debt	200,095	6,189	11,200	—	217,484
Deferred Tax Liabilities	4,236	9,031	24,904	—	38,171
Other Long-Term Liabilities	—	28,071	1,294	—	29,365
Commitments and Contingencies Minority Interests	—	—	12,463	—	12,463
Stockholders’ Equity	996,155	860,359	364,458	(1,224,817)	996,155

	$1,067,708	$1,098,539	$592,077	$(1,218,040)	$1,540,284

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our financial condition as of March 31, 2006, and our results of operations for the three-month periods ended March 31, 2006 and 2005. This discussion should be read with our financial statements and their notes included elsewhere in this report, as well as our financial statements and their related notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.
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
Critical Accounting Policies and Estimates
     In our annual report on Form 10-K for the year ended December 31, 2005, we identified our most critical accounting policies upon which our financial condition depends as those relating to revenue recognition including deferred revenues and charges (see discussion below), allowance for uncollectible accounts, inventory valuation, fair value estimations for assets acquired and liabilities assumed in a business combination, impairment of long-lived assets, impairment of goodwill and other intangible assets, valuation allowance for deferred tax assets, estimates related to contingent liabilities and future claims and pension liabilities. Additionally, due to the adoption of SFAS No. 123 (R), “Share-Base Payment”, in the first quarter of 2006, we identified stock based compensation as a critical accounting policy and estimate (see discussion below).
Revenue Recognition
     We recognize revenues when the earnings process is complete and collectibility is reasonably assured. With respect to the Drilling Products and Services and Tubular Technology and Services segments, this includes satisfying the following criteria: the arrangement with the customer is evident; the sales price is fixed or determinable; the manufacturing process is complete (including completion of all proper inspections); title and risk of loss have passed to the customer and all delivery obligations have been met. If requested in writing by the customer; delivery may be satisfied through delivery to our customer storage location or to a third-party storage facility. With respect to our Drill Bits segment, drill bit sales and rental revenues are recognized when the customer runs the drill bit. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale. We also recognize revenues as services are performed. Additionally, we recognize revenues associated with rebillable shipping costs.
     Deferred Revenues and Charges
     For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are required to be deferred until the customer takes physical possession. At March 31, 2006, we had deferred revenues and charges related to such transactions of $21.6 million and $13.8 million, respectively. At December 31, 2005, we had deferred revenues and charges of $21.4 million and $14.6 million, respectively. The deferred charges represent customer-owned finished goods inventory on deferred sales transactions for which legal title transfer has occurred, but the product is not yet in the customer’s physical possession.
Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123 (R), “Share-Based Payment,” a revised standard that establishes accounting for stock-based payment transactions when a company receives employee services in exchange for equity instruments. Prior to 2006, we accounted for employee stock options using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” We also complied with the pro forma disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The provisions of APB No. 25 required compensation expense to be recognized in operations for restricted stock, but did not require expense recognition for unvested stock options or for awards granted under the Employee Stock Purchase Plan (ESPP). The pro forma effects on net income and earnings per share for the stock options and ESPP awards were instead disclosed in a footnote to the financial statements.
     Under the new standard, companies are required to account for stock-based compensation using the fair value of equity awards at the grant date, with the fair value recognized in operations during the employee’s requisite service period. We elected to use the modified prospective application transition method set out in SFAS No. 123 (R). That method requires recognition of compensation expense for stock-based payment awards that are granted, modified, repurchased or cancelled after 2005. Compensation expense for unvested stock options outstanding as of January 1, 2006 for which the requisite service had not been rendered will be recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123. Prior periods are not restated to reflect the impact of adopting the new standard.
     Prior to the adoption of SFAS No. 123 (R), we used the accelerated expense attribution method for stock options with graded vesting granted prior to 2006 in calculating the pro forma effects on net income for historical disclosure purposes. Under this method, approximately 60% of the total expense related to an award is recognized in the first year of the requisite service period subsequent to the grant date. However, SFAS No. 123 (R) also allows for the cost of graded vesting awards to be amortized using the straight-line method over the requisite service period. Upon adoption of SFAS No. 123 (R), we made the election to amortize graded vesting stock options using the straight-line method for awards in 2006 and subsequent years for purposes of calculating stock based compensation expense. This change in the method of expense recognition did not have a material impact on the financial statements for the three-month period ended March 31, 2006.
     Adoption of the new standard resulted in decreases in both income before income taxes and net income of $1.4 million and $0.9 million, respectively, for the three-month period ended March 31, 2006, and a reduction in basic and diluted earnings per share for the three-month period by less than $0.01 per share. Additionally, no stock-based compensation costs were capitalized.
     Stock Option Plans
     The fair value of our stock options was estimated at the date of grant using the Black-Scholes option valuation model using the weighted average assumptions set out below. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in our employee stock options. Use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and expected option term of each stock option grant.

	Three Months Ended
	March 31,
	2006	2005
	(Actual)	(Pro orma)
Valuation Assumptions -
Expected Option Term (Years)	5	5
Expected Volatility	40%	41%
Expected Dividend Rate	—	—
Risk Free Interest Rate	4.73%	3.74%
     The assumed expected 5-year term of the options was determined through analyzing the historical pattern of post-vesting exercise and abandonment behavior, with due consideration given to the 10-year contractual term of the options and varying option grant conditions.
     Restricted Stock Plans
     With respect to 499,675 shares of outstanding restricted stock awarded in 2004 and 2005, beginning with the third anniversary date of the grant through the eighth anniversary date, the performance metrics are evaluated annually and early vesting will occur when performance goals are met. We compare our actual results to the predetermined performance metrics on a periodic basis. If actual cumulative results exceed the performance metrics and accelerated vesting is determined to be probable, the recognition of compensation expense is increased to reflect the expected accelerated vesting of the restricted stock.

     The 2004 restricted stock award included a tax gross up bonus component based on the incremental tax rate needed to reimburse the employees for the federal income taxes resulting from the vesting of the restricted stock. As the tax gross-up bonus component will change based on the share price at the vesting date, the estimated cash liability to the employees is considered to be a variable award under APB No. 25 and therefore the liability is required to be adjusted as the stock price changes. The estimated ultimate tax liability based on the market value of Common Stock at March 31, 2006 was $9.4 million based on the stock price at that date, and is being recognized as compensation expense ratably over the expected vesting period using the same probability assumptions related to accelerated vesting as described above.
     Restricted stock awards were granted in 2006 for 198,365 shares. These awards, or a portion thereof, vest three years from the date of grant based on the outcome of a certain market condition. A lattice valuation model was developed to estimate the fair market value at the date of grant, which has been used for expense recognition purposes. The significant assumption used in the valuation model relates to predicting the outcome of the market condition, which includes an evaluation of the rolling historical three-year performance of the Company within a defined peer group. If the market condition is not achieved at the end of the three-year vesting period, the restricted shares will expire unvested; however, in accordance with SFAS No. 123(R), compensation expense recognized in operations related to those restricted shares is not reversed.
     Employee Stock Purchase Plan
     The 2006 ESPP annual offering period fair value of $12.87, used for expense recognition, was estimated at the date of grant using the Black-Scholes option valuation model and the weighted average assumptions set out below.

	Three Months Ended
	March 31,
	2006	2005
	(Actual)	(Pro Forma)
Valuation Assumptions -
Expected Option Term (Years)	1	1
Expected Volatility	40%	41%
Expected Dividend Rate	—	—
Risk Free Interest Rate	4.74%	2.79%
     While we believe our estimates and assumptions used in valuing stock options and recognizing stock compensation expense are reasonable, different estimates or assumptions, if significantly negative or unfavorable, could have a material adverse effect on our recognition of stock compensation expense in our future results of operations.
Market Trends
     Our business primarily depends on the level of worldwide oil and gas drilling activity, which depends on capital spending by major, independent and state-owned exploration and production companies. Those companies adjust capital spending according to their expectations for oil and gas prices, which creates cycles in drilling activity. Each of our business segments generally tracks the level of domestic and international drilling activity, but their revenues, cash flows and profitability follow the rig count at different stages within these market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count. In a declining market, customers are contractually required to purchase ordered drill pipe even if they will no longer need that pipe. This creates a situation where some customers have an inventory of excess drill pipe. Drill bit demand and this segment’s earnings and cash flows have closely tracked the worldwide rig count. Within our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in premium tubular markets, including North American offshore drilling (in particular, the Gulf of Mexico) and deep U.S. gas drilling, but short-term demand for Atlas Bradford products also can be affected by inventories at oil country tabular goods (OCTG) distributors. The TCA product line also is affected by the level of U.S. OCTG mill activity. This segment’s XL Systems product line generally follows the level of worldwide offshore drilling activity.

     For the periods below, the revenues, profitability and cash flows from each of our business segments have been impacted by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Three Months Ended March 31,
	2006	2005
WTI Oil(a)
Average	$63.34	$49.83
Ending	66.63	55.40
Henry Hub Gas(b)
Average	$7.66	$6.44
Ending	6.98	7.44
North American Rig Count(c)
Average	2,184	1,800
Ending	2,171	1,726
International Rig Count(c)
Average	896	815
Ending	898	830

(a)	Price per barrel of West Texas Intermediate (WTI) crude. Source: Bloomberg Energy/Commodity Service.

(b)	Price per MMBtu. Source: Bloomberg Energy/Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China, the former Soviet Union and certain embargoed countries).
Future Market Trends and Expectations
     We anticipate future results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity. These perceptions depend on their views regarding oil and natural gas prices. Recently, these commodity prices have reached record levels due to, among other factors, strong worldwide energy demand, limited spare production capacity and potential supply disruptions from geopolitical and natural events. These factors have offset concerns about high crude oil and U.S. natural gas inventory levels. There can be no assurances that commodity prices will remain at these levels.
     When forecasting our results for the remainder of 2006, we relied on assumptions about the market, customers and suppliers, and we also considered the Company’s backlog, which is at its highest level ever, and past results. All these indicators continue to point towards continued improved operating performance. We expect a continuation of strong worldwide drilling activity levels throughout 2006. In fact, drilling activity levels have already exceeded our original forecasts. To meet demand for our products from this robust activity, the company is making selective capacity additions that should allow our Drilling Products segment to increase production and sales. We also are forecasting increased pricing at our Drilling Products and Drill Bits segments. Using these assumptions, we anticipate that our 2006 earnings will be in the range of $2.75 to $2.85 per diluted share, excluding any unusual items. In the second quarter, which typically includes a seasonal slowdown in Canadian drilling activity, we anticipate that our company will earn $0.66 to $0.68 per diluted share, excluding any unusual items.
     Our results could materially differ from these forecasts if any of our assumptions, such as customer expectations of commodity price strength or drilling activity, prove to be incorrect. In addition, our businesses’ operations, financial condition and results of operations are subject to numerous risks and uncertainties that if realized could cause our actual results to differ substantially from our forward-looking statements. These risks and uncertainties are further described in our “Forward-Looking Statements and Exposures” included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations
     The following table sets forth revenues and operating income reflecting the Company’s financial results for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005	% Change
	(In thousands)
Revenues:
Drilling Products and Services	$194,259	$128,350	51%
Drill Bits	116,791	90,626	29%
Tubular Technology and Services	103,273	73,120	41%
Corporate and Other	102	—	100%

Total Revenues	$414,425	$292,096	42%

Operating Income (Loss):
Drilling Products and Services	$65,012	$36,367	79%
Drill Bits	35,558	21,622	64%
Tubular Technology and Services	31,243	15,261	105%
Corporate and Other	(17,433)	(11,059)	58%

Total Operating Income	$114,380	$62,191	84%

Consolidated Revenues and Operating Income
     Consolidated revenues increased by $122.3 million, or 42%, compared to last year’s first quarter, as worldwide drilling activity increased 18%. Consolidated operating income margins increased to 28% from 21% for the same prior year period. Other operating expenses (sales and marketing, general and administrative and research and engineering) were reduced to 17% of revenues from 21% for the same prior year period. This improvement primarily reflects reductions in sales and marketing expenses at certain foreign locations at our Drill Bits segment, as well as greater overall operating efficiencies.
     See discussion below on individual segments for further revenue and operating income variance discussion.
Drilling Products and Services
     Revenues for the Drilling Products and Services segment were $194.3 million during the quarter, which represents a 51% increase over last year’s first quarter. Operating income increased by 79% to $65.0 million, and operating income margins increased to 33% from 28% in last year’s first quarter. These results reflect increased volumes and pricing across all of this segment’s product lines. Drill pipe footage sold increased by 23% and average sales price per foot increased by 21% with increased sales of premium drill pipe products. Backlog for this segment increased to $871.1 million at March 31, 2006.
Drill Bits
     Revenues for the Drill Bits segment increased by 29% to $116.8 million and operating income increased by 64% to $35.6 million. Operating income margins increased to 30% from 24% in last year’s first quarter. These improvements primarily reflect the 18% increase in the worldwide rig count and incremental sales related to the Corion acquisition in July 2005. Additionally, this segment continues to benefit from cost reductions in its international locations.
Tubular Technology and Services
     Revenues for the Tubular Technology and Services segment increased by 41% to $103.3 million. Operating income increased by more than 100% to $31.2 million, and operating income margins increased to 30% from 21% in last year’s first quarter. These results reflect increased volumes and pricing across all of this segment’s business units, most significantly in its TCA heat-treating facility.
Corporate and Other
     Corporate/Other expenses for the first quarter of 2006 increased to $17.4 million from $11.1 million for the same period last year. This increase is primarily due to operations costs related to our IntelliServ division, which we began consolidating after our acquisition in September 2005 of the remaining 50% interest.

     Additionally, in connection with our adoption of SFAS No. 123(R), which requires companies to begin expensing the estimated cost of stock option grants, we recorded additional stock based compensation expense of $1.4 million across all segments.
Other Items
     Interest expense decreased by $6.2 million, reflecting lower year-over-year debt balances due to significant free cash flow and a debt restructuring in 2005, which reduced our average interest rate by approximately 340 basis points. Equity income from our unconsolidated affiliates increased to $27.3 million from $4.8 million, which primarily reflects increased earnings at Voest-Alpine Tubulars (VAT). VAT’s first quarter results reflect record seamless OCTG product sales with particularly strong demand in the U.S. and China markets. In addition, losses from our IntelliServ operation, previously accounted for as an equity investment, are now included in operating income. Other income (expense), net decreased from income of $1.1 million in the first quarter of 2005 to a loss of $0.3 million primarily due to foreign exchange losses.
     Our effective tax rate was 31.3% for the first quarter of 2006 compared to 33.5% in last year’s first quarter. The decrease is primarily due to a $3.0 million benefit from U.S. research and experimentation credits for years 2002 through 2005 following the completion of a study in the first quarter of 2006. The effective tax rate for 2006 is expected to be 33.0%, which includes a $5.0 million reversal of tax valuation reserves for foreign tax credit carryforwards.
Liquidity and Capital Resources
Overview
     At March 31, 2006, we had cash of $59.4 million, working capital of $527.2 million and unused borrowing availability of $344.1 million under our credit facility, compared to cash of $28.2 million, working capital of $479.6 million and unused borrowing availability of $330.6 million under our credit facility at December 31, 2005.
Historical Cash Flows
     The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods presented:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net Cash Provided by Operating Activities	$63,536	$26,292
Net Cash Used in Investing Activities	(9,733)	(8,074)
Net Cash (Used in) Provided by Financing Activities	(22,732)	8,832
     Operating Activities
     Net cash flows provided by operating activities increased by $37.2 million for the three-month period ended March 31, 2006 compared to the same period in 2005. This increase is primarily due to the increase in net income, excluding earnings from our equity method investment in VAT.
     Investing Activities
     Net cash used in investing activities increased by $1.7 million for the three-month period ended March 31, 2006, compared to the same period in 2005. The three-month period ended March 31, 2005 includes cash provided of $2.5 million related to a notes receivable for the sale of a business.
     Capital Expenditures
     Our capital expenditures for property, plant and equipment totaled $10.0 million and $9.1 million for the three-month periods ended March 31, 2006 and 2005, respectively. We currently expect to spend between $80 million to $100 million for property, plant and equipment during 2006, which includes capital expenditures for a new Drill Bits facility, capital spending related to the manufacture of IntelliServ drill string and capital spending related to capacity expansions and efficiency projects in the Drilling Products and Tubular Technology segments.

     Financing Activities
     Net cash used in financing activities increased $31.6 million for the three-month period ended March 31, 2006 compared to the same period in 2005. This increase primarily reflects the repurchase of $20.1 million of our common stock and repayments on our credit facility and other debt of $16.1 million. Additionally, due to the adoption of SFAS No. 123(R), excess tax benefits related to stock option exercises are now reflected in financing activities. For the three-month period ended March 31, 2006, excess tax benefits were $5.0 million.
     Long-Term Debt
     Our debt balance is primarily comprised of our $200 million 6 1/8% Senior Notes Due 2015. As of March 31, 2006, we did not have any outstanding borrowings under our credit facility and $5.9 million of letters of credit had been issued under the credit facility. As of March 31, 2006, we were in compliance with the various covenants under our 6 1/8% Senior Notes and credit facility agreements.
     Currently, required principal and interest payments for our outstanding debt are approximately $8.0 million for the remainder of 2006. Based on our current projected capital expenditures, required principal and interest payments, operating cash flows, existing cash balances and estimated availability under the credit facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during such period. Acquisitions and expansions will be financed from cash flows from operations, borrowings under our credit facility, or through the issuance of additional debt and equity financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount and form of issue dependent on the prevailing market and general economic conditions.
     Stock Repurchase Program
     In February 2006, we announced that our Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $150 million of our common stock. We may repurchase our shares in the open market based on, among other things, our ongoing capital requirements and expected cash flows, the market price and availability of our stock, regulatory and other restraints and general market conditions. The repurchase program does not have an established expiration date. At March 31, 2006, we had repurchased 522,500 shares at a total cost of $20.1 million and such shares are reflected in the accompanying Condensed Consolidated Balance Sheets as “Treasury Stock.”
Other Commitments
     During 2004, our supply agreement with VAT was amended. The amended agreement provides for a reduced minimum annual purchase commitment through July 31, 2007, effective April 1, 2004. The amendment also provides for a surcharge provision under which actual costs of key raw materials in the green pipe production process will be indexed to the April 2003 base cost and per ton surcharges assessed for the difference. Although we are not contractually obligated to purchase an annual minimum quantity, the contract does include a penalty when purchases fall below a minimum level calculated using a two-year average. The maximum annual penalty due under the contract would be approximately 1.9 million Euros annually. We currently believe we will meet our contractual commitments for 2006 without incurring penalties or material unnecessary inventory positions.
Recent Accounting Pronouncements
     None.
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

Risk Factors and Exposures
     The businesses in which we operate are subject to various risks and uncertainties that could have adverse consequences on our results of operations and financial condition and that could cause actual results to be materially different from projected results contained in the forward-looking statements in this report and in our other disclosures. Investors should carefully consider these risks and uncertainties when evaluating our company and the forward-looking statements that we make. These risks and uncertainties include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005.
Off-Balance Sheet Financing
     As of March 31, 2006, we did not have any off-balance sheet hedging, financing arrangements or contracts except for those associated with our investment in VAT, whose financial statements are not consolidated in our financial statements.
ITEM 3. Quantitative and Qualitative Market Risk Disclosures
Foreign Currency Risk
     The functional currency for the majority of our international operations is the U.S. dollar. Adjustments resulting from the remeasurment of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. The functional currency of our Canadian, Venezuelan and Chinese operations is the local currency in each of those jurisdictions. Adjustments resulting from the translation of the local functional currency financial statements to the U.S. dollar, which is based on current exchange rates, are included in stockholders’ equity in the current period. In addition, our long-term supply contract with VAT is denominated in Euros. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency gains (losses) for the three-month periods ended March 31, 2006 and 2005 were ($0.8 million) and $0.0 million, respectively.
Interest Rates
     As of March 31, 2006, we had no outstanding variable interest rate debt. Our fixed rate 6 1/8% Senior Notes outstanding at March 31, 2006 subject us to risks related to changes in the fair value of the debt and expose us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $7.1 million.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of March 31, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report (March 31, 2006), our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
     During the three-month period ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II
ITEM 1A. Risk Factors
     For a listing of our risk factors, see Item 1A, “Forward-Looking Statements and Exposures”, in our Form 10-K for the year ended December 31, 2005.
ITEM 2. Unregistered Sales of Equity in Securities and Use of Proceeds
(a) In February 2006, we announced that our Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $150 million of our common stock with no established expiration date. In March 2006, we repurchased 522,500 shares at a total cost of $20.1 million. Such shares are reflected in the accompanying Condensed Consolidated Balance Sheets as “Treasury Stock.”
(b) The trustee for our executive deferred compensation plan purchases shares of our common stock monthly for the benefit of the plan participants using funds directed by the plan participants and funds matched by us as provided in the plan. During the period covered by this report, the trustee purchased shares of our common stock at average prices reflected below, inclusive of brokerage fees.
     A summary of our repurchase activity and trustee purchases for the three-month period ending March 31, 2006 is as follows:

	Number of		Total Number of Shares	Maximum Dollar Value of
	Shares	Average Price	Purchased as Part of a	Shares that May Yet Be
Period	Purchased	Per Share	Publicly Announced Plan	Purchased Under the Plan
	(In thousands)
January 1 — 31, 2006	2,897	$50.07	—	—
February 1 — 28, 2006	—	$—	—	—
March 1 — 31, 2006	567,125	$38.57	522,500	$129,891
ITEM 6. Exhibits
(a)	Exhibits -

Exhibit Number	Description
31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification

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
Date: May 10, 2006

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification