Form 10-Q
period 2006-06-30
GRANT PRIDECO INC
filed 2006-08-09
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 2, 2006
Common Stock, par value $0.01 per share	130,533,789

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GRANT PRIDECO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenues	$431,784	$316,947	$846,209	$609,043
Operating Expenses:
Cost of sales	227,365	180,277	455,894	348,193
Sales and marketing	37,305	34,654	73,285	66,358
General and administrative	28,490	24,554	56,330	49,076
Research and engineering	8,561	6,189	16,257	11,952

	301,721	245,674	601,766	475,579
Operating Income	130,063	71,273	244,443	133,464
Interest Expense	(3,587)	(9,230)	(7,418)	(19,240)
Other Income (Expense), Net	(1,587)	3,456	(1,847)	4,593
Equity Income in Unconsolidated Affiliates	37,312	13,129	64,661	17,922
Refinancing Charges	—	(35,432)	—	(35,432)

Income Before Income Taxes and Minority Interests	162,201	43,196	299,839	101,307
Income Tax Provision	(52,993)	(14,724)	(96,057)	(34,193)

Income Before Minority Interests	109,208	28,472	203,782	67,114
Minority Interests	(3,621)	(2,644)	(5,765)	(4,620)

Net Income	$105,587	$25,828	$198,017	$62,494

Basic Net Income Per Share:
Net income per share	$0.80	$0.21	$1.51	$0.50
Basic weighted average shares outstanding	131,472	125,858	131,444	125,546

Diluted Net Income Per Share:
Net income per share	$0.79	$0.20	$1.48	$0.48
Diluted weighted average shares outstanding	133,659	129,310	133,765	128,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$86,426	$28,164
Short-term investments	60,475	—
Accounts receivable, net of allowance for uncollectible accounts of $4,646 and $5,856 for 2006 and 2005, respectively	302,632	268,450
Inventories	427,744	360,630
Deferred charges	7,761	14,629
Current deferred tax assets	34,113	39,957
Prepaid expenses	14,900	13,197
Other current assets	928	1,228

	934,979	726,255
Property, Plant and Equipment, Net	246,249	238,770
Goodwill	422,692	421,627
Other Intangible Assets, Net	55,579	58,181
Investment in Unconsolidated Affiliate	80,641	84,547
Other Assets	10,434	10,904

	$1,750,574	$1,540,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$3,951	$7,045
Accounts payable	115,775	92,290
Accrued payroll and benefits	62,532	61,863
Deferred revenues	10,109	21,424
Federal income taxes payable	45,660	24,708
Current deferred tax liabilities	2,455	3,818
Other accrued liabilities	36,479	35,498

	276,961	246,646
Long-Term Debt	203,023	217,484
Deferred Tax Liabilities	27,800	38,171
Other Long-Term Liabilities	24,443	29,365
Commitments and Contingencies	—	—
Minority Interests	18,318	12,463
Stockholders’ Equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value; issued 132,586 and 130,927 in 2006 and 2005, respectively	1,326	1,309
Capital in excess of par value	691,922	647,211
Unearned compensation	(9,699)	(6,573)
Retained earnings	579,310	381,293
Accumulated other comprehensive loss	(2,703)	(19,496)
Treasury stock, at cost	(69,893)	(17,862)
Deferred compensation obligation	9,766	10,273

	1,200,029	996,155

	$1,750,574	$1,540,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net income	$198,017	$62,494
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	—	(1,577)
Depreciation and amortization	24,026	22,206
Debt refinancing costs	—	30,180
Deferred income tax	(8,617)	(8,696)
Equity income in unconsolidated affiliates, net of dividends	23,057	(5,881)
Stock-based compensation expense	6,725	3,847
Deferred compensation expense	1,626	1,608
Minority interests in consolidated subsidiaries, net of dividends	5,765	997
(Gain) loss on sale of fixed assets, net	(493)	992
Change in operating assets and liabilities:
Accounts receivable	(33,128)	(972)
Inventories	(67,701)	(44,485)
Deferred charges	6,868	(762)
Other current assets	(1,403)	(124)
Accounts payable	24,615	10,744
Deferred revenues	(11,315)	2,783
Federal income taxes payable	22,956	27,252
Other accrued liabilities	(12,044)	(20,976)
Other, net	7,499	7,063

Net cash provided by operating activities	186,453	86,693
Cash Flows From Investing Activities:
Proceeds from sale of business	—	2,521
Purchase of short-term investments	(60,475)	—
Investments in and advances to unconsolidated affiliates	—	(3,406)
Capital expenditures for property, plant and equipment	(28,368)	(13,963)
Proceeds from sale of fixed assets	658	1,638
Other, net	(240)	—

Net cash used in investing activities	(88,425)	(13,210)
Cash Flows From Financing Activities:
(Repayments)/borrowings on credit facility	(11,200)	119,000
Debt redemption premium	—	(25,356)
Repayments on debt	(6,448)	(204,893)
Debt issuance costs	—	(2,432)
Purchases of treasury stock	(2,432)	(2,405)
Proceeds from stock option exercises	16,772	17,013
Excess tax benefits on stock option exercises	11,989	—
Repurchase of common stock	(51,455)	—
Proceeds from employee stock purchase plan	2,759	1,896

Net cash used in financing activities	(40,015)	(97,177)
Effect of Exchange Rate Changes on Cash	249	(308)

Net Increase (Decrease) in Cash	58,262	(24,002)
Cash at Beginning of Period	28,164	47,552

Cash at End of Period	$86,426	$23,550

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
     In the Company’s annual report on Form 10-K for the year ended December 31, 2005, it identified the most critical accounting policies upon which its financial condition depends as those relating to revenue recognition including deferred revenues and charges (see discussion below), allowance for uncollectible accounts, inventory valuation, fair value estimations for assets acquired and liabilities assumed in a business combination, impairment of long-lived assets, impairment of goodwill and other intangible assets, valuation allowance for deferred tax assets, estimates related to contingent liabilities and future claims and pension liabilities. Additionally, due to the adoption of SFAS No. 123 (R), “Share-Base Payment”, in the first quarter of 2006, the Company identified stock-based compensation as a critical accounting policy and estimate (see Note 2).
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
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying financial statements include reserves for inventory obsolescence, self-insurance, valuation of stock options, valuation of goodwill and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities and purchase accounting allocations. Actual results could differ from those estimates. The Company re-evaluates its estimated annual effective tax rate on a quarterly basis and the inherent judgements and assumptions used may change during the course of the year depending on actual results, the outcome of tax credits, as well as changes in tax laws and regulations.
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

     Deferred Revenues and Charges
     For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are required to be deferred until the customer takes physical possession. At June 30, 2006, the Company had deferred revenues and charges related to such transactions of $10.1 million and $7.8 million, respectively. At December 31, 2005, the Company had deferred revenues and charges of $21.4 million and $14.6 million, respectively. The deferred charges represent customer-owned finished goods inventory on deferred sales transactions for which legal title transfer has occurred, but the product is not yet in the customer’s physical possession.
2. Stock-Based Compensation
     The Company has stock-based employee compensation plans that are described below. Prior to 2006, the Company accounted for employee stock options using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” The Company also complied with the pro forma disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” The provisions of APB No. 25 required compensation expense to be recognized in operations for restricted stock, but did not require expense recognition for unvested stock options or for awards granted under an Employee Stock Purchase Plan (ESPP) as the Company issued options at exercise prices equal to the market value of the Company’s Common Stock on the date of grant and because the Company’s ESPP was noncompensatory. The pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the financial statements.
     Effective January 1, 2006, the Company adopted SFAS No. 123 (R), “Share-Based Payment,” a revised standard that establishes accounting for stock-based payment transactions when a company receives employee services in exchange for equity instruments. Under the new standard, companies are required to account for stock-based compensation using the fair value of equity awards at the grant date, with the fair value recognized in operations during the employee’s requisite service period (typically the vesting period.) Additionally, compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock options is reduced for estimated forfeitures based the Company’s historical forfeiture rates. The Company elected to use the modified prospective application transition method set out in SFAS No. 123 (R). That method requires recognition of compensation expense for stock-based payment awards that are granted, modified, repurchased or cancelled after 2005. Compensation expense for unvested stock options outstanding as of January 1, 2006 for which the requisite service has not been rendered is being recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123. Prior periods were not restated to reflect the impact of adopting the new standard.
     Following is a summary of the Company’s net income and net income per share for the three- and six month periods ended June 30, 2005 as reported and on a pro forma basis as if the fair value-recognition provisions of SFAS No. 123 had been applied. For purposes of the pro forma disclosure, the estimated fair values of options are amortized to expense over the options’ vesting period.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands)
Net Income As Reported	$25,828	$62,494
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	2,109	3,568
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,388)	(5,918)

Pro Forma Net Income	$24,549	$60,144

Net Income Per Share:
Basic, as reported	$0.21	$0.50
Basic, pro forma	0.20	0.48
Diluted, as reported	0.20	0.48
Diluted, pro forma	0.19	0.47
     Adoption of SFAS No. 123 (R) required all stock-based compensation related to unvested stock awards, including stock options and the ESPP, to be recognized by the Company as an operating expense. Adoption of the new standard resulted in decreases for the three- and six-month periods ended June 30, 2006 in income before income taxes of $1.1 million and $2.5 million, respectively, net income of $0.7 million and $1.7 million, respectively, and reduced basic and diluted earnings per share by approximately $0.01 per share for the same periods. Total stock-based compensation expense recorded for all share-based payment arrangements for the three- and six-month periods ended June 30, 2006 was $4.4 million, excluding a $1.5 million tax benefit, and $9.2 million, excluding a $3.2 million tax benefit, respectively. For the three- and six-month periods ended June 30, 2005, stock-based compensation expense recorded for all share-based payment arrangements was $3.2 million, excluding a $1.1 million tax benefit, and $5.4 million, excluding a $1.8 million tax benefit, respectively. Stock-based compensation expense for all share-based arrangements is primarily recorded in “General and Administrative” expenses in the accompanying Condensed Consolidated Statement of Operations. Additionally, no stock-based compensation costs were capitalized.
     Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows in the accompanying Condensed Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires the cash flows that result from tax deductions in excess of the compensation expense recognized as an operating expense in 2006, and reported in pro forma disclosures prior to 2006 for those stock options (excess tax benefits), be classified as financing cash flows. The excess tax benefit for the six-month period ended June 30, 2006 in the amount of $12.0 million that is now classified as a financing cash flow would have been classified as an operating cash flow prior to the adoption of SFAS No. 123 (R).
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
     Prior to the adoption of SFAS No. 123 (R), the Company used the accelerated expense attribution method for stock options with graded vesting to calculate the pro forma effects on net income for historical disclosure purposes. Under this method, approximately 60% of the total expense related to an award is recognized in the first year of the requisite service period subsequent to the grant date. However, SFAS No. 123 (R) also allows for the cost of graded vesting awards to be amortized using the straight-line method over the requisite service period. Upon adoption of SFAS No. 123 (R), the Company made the election to amortize graded vesting stock options using the straight-line method for awards in 2006 and subsequent years for purposes of calculating stock based compensation expense. This change in the method of expense recognition did not have a material impact on the financial statements for the three- and six-month periods ended June 30, 2006.
     The Company has in effect a 2000 Employee Stock Option and Restricted Stock Plan, a 2000 Non-Employee Director Stock Option Plan and a 2001 Employee Stock Option and Restricted Stock Plan. Under these plans, stock options or restricted stock to purchase up to an aggregate of 16.0 million shares of Common Stock may be granted. At June 30, 2006, approximately 1.2 million shares were available for granting under such plans. The Company may issue either treasury shares or newly issued shares of its Common Stock in satisfaction of these awards.
     The Company also has stock options granted to employees and directors of Weatherford that were granted prior to September 1998. Under terms of the Grant Prideco spinoff from Weatherford in April 2000, these employees and directors were granted an equal number of options to purchase Common Stock. The Company granted a total of 1,247,255 stock options related to the Weatherford grants prior to September 1998. As of June 30, 2006, options outstanding related to the Weatherford grants prior to September 1998 were 104,300.
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

	Six Months Ended June 30,
	2006	2005
	(Actual)	(Pro Forma)
Valuation Assumptions -
Expected Option Term (Years)	5	5
Expected Volatility	40%	41%
Expected Dividend Rate	—	—
Risk Free Interest Rate	4.73%	3.87%
Weighted-Average Grant Date Fair Value	$15.50	$9.10
     The expected 5-year term of the options was determined by analyzing the historical pattern of post-vesting exercise and abandonment behavior, with consideration given to the 10-year contractual term of the options and varying option grant conditions.
     Following is a summary of the Company’s stock options, including the Weatherford grants made prior to September 1998, as of June 30, 2006:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at the Beginning of the Year	4,747,388	$12.91
Options Granted During the Year	304,750	36.70
Options Exercised	(1,461,038)	11.50
Options Forfeited	(36,373)	23.16

Outstanding at the End of the Period	3,554,727	$15.46	8.06	$104,120,111

Exercisable at the End of the Period	2,681,065	$12.73	7.69	$85,850,915

     As of June 30, 2006, there was $5.2 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 1.5 years. The total intrinsic value of stock options (defined as the amount by which the market price of the Common Stock on the date of exercise exceeds the exercise price of the stock option) exercised during the three- and six-month periods ended June 30, 2006 was $33.2 million and $56.2 million, respectively. During the comparable period in 2005, the total intrinsic value of stock options exercised was $7.9 million and $14.5 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $13.1 million and $19.5 million for the three- and six-month periods ended June 30, 2006, respectively, and $2.4 million and $4.5 million for the three- and six-month periods ended June 30, 2005, respectively.
     Additional compensation expense of $0.3 million and $1.0 million was recognized for the three- and six-month periods ended June 30, 2005, primarily related to accelerated vesting for certain stock option awards.
     Restricted Stock Plans
     At June 30, 2006, there were 836,040 shares of restricted stock awarded to officers and other key employees. Most of the outstanding shares vest with the passage of time, although certain of the restricted shares include an accelerated vesting schedule based on the achievement of certain predetermined performance metrics as discussed below.
     The fair value of restricted stock awards is based on the fair value of the Common Stock on the date of grant. Compensation expense related to all restricted stock awards, including the tax gross-up bonus component described below, was $3.3 million and $6.6 million for the three- and six-month periods ended June 30, 2006, respectively, and $2.9 million and $4.4 million for the three- and six-month periods ended June 30, 2005, respectively.
     2004 and 2005 Restricted Stock Awards — With respect to 504,675 shares of outstanding restricted stock awarded in 2004 and 2005, beginning with the third anniversary date of the grant through the eighth anniversary date, the performance metrics are evaluated annually and early vesting will occur when performance goals are met. The Company compares its actual results to the predetermined performance metrics on a periodic basis. If actual cumulative results exceed the performance metrics and accelerated vesting is determined to be probable, compensation expense is increased to reflect the expected accelerated vesting of the restricted stock.

     The 2004 restricted stock award included a tax gross-up bonus component based on the incremental tax rate needed to reimburse the employees for the federal income taxes resulting from the vesting of the restricted stock. As the tax gross-up bonus component will change based on the share price at the vesting date, the estimated cash liability to the employees is considered to be a variable award under APB No. 25 and therefore the liability is required to be adjusted as the stock price changes. The recorded estimated tax gross-up liability based on the market value of Common Stock at June 30, 2006 was $7.8 million and is recorded in “Accrued Payroll and Benefits” in the accompanying Condensed Consolidated Balance Sheets.
     2006 Restricted Stock Award — Restricted stock awards were granted in 2006 for 206,365 shares. These awards, or a portion thereof, vest three years from the date of grant based on the outcome of a certain market condition. A lattice valuation model was developed to estimate the fair market value at the date of grant, which has been used for expense recognition purposes. The significant assumption used in the valuation model relates to predicting the outcome of the market condition, which includes an evaluation of the rolling historical three year performance of the Company within a defined peer group. If the market condition is not achieved at the end of the three year vesting period, the restricted shares will expire unvested; however, in accordance with SFAS No. 123(R), compensation expense recognized in operations related to those restricted shares is not reversed.
     Following is a summary of restricted stock as of June 30, 2006:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Outstanding at the Beginning of the Year	585,550	$16.56
Awarded	287,065	41.05
Vested	(10,700)	42.84
Forfeited	(25,875)	17.16

Outstanding at the End of the Period	836,040	$24.62

     The total fair value of restricted stock awards that vested during the six-month period ended June 30, 2006 was $0.5 million (no restricted stock vested in the second quarter of 2006). During the second quarter of 2005, the fair value of restricted stock awards that vested was $13.2 million; no restricted stock awards vested during the first quarter of 2005. At June 30, 2006, there was $9.7 million of unrecognized compensation cost related to restricted stock expected to be recognized over a weighted-average period of 1.3 years.
Employee Stock Purchase Plan
     The Company’s ESPP allows eligible employees to purchase shares of Common Stock at 85% of the lower of the fair market value on the first or last day of each one-year offering period (January through December). Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The Company has reserved 1.2 million shares to be granted under the ESPP.
     There were approximately 172,000 and 171,000 shares issued at a price of $16.05 and $11.08 in January 2006 and 2005, respectively, and the intrinsic value of these shares was $5.3 million and $1.3 million, respectively.
     The fair value of ESPP shares was estimated using the Black-Scholes option valuation model and the weighted average assumptions set out below.

	2006	2005
	(Actual)	(Pro Forma)
Valuation Assumptions -
Expected Option Term (Years)	1	1
Expected Volatility	40%	41%
Expected Dividend Rate	—	—
Risk Free Interest Rate	4.74%	2.79%
Weighted-Average Grant Date Fair Value	$12.87	$6.05
     Stock-based compensation expense of $0.2 million and $0.5 million related to the ESPP was recognized as an operating expense in the three- and six-month periods ended June 30, 2006.

3. Comprehensive Income
     Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net Income	$105,587	$25,828	$198,017	$62,494
Foreign Currency Translation Adjustments	2,132	(2,066)	7,025	(2,528)
Other Comprehensive Income (Loss) for Unconsolidated Affiliate, Net of Tax	7,082	(1,639)	9,768	(1,948)

Total Comprehensive Income	$114,801	$22,123	$214,810	$58,018

4. Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive, of which there were none for the three- and six-month periods ended June 30, 2006 and 2005.
5. Short-Term Investments
     During the second quarter of 2006, the Company invested in auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity (greater than 10 years), the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity. As such, the Company classified these investments as a current asset based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Liabilities”. The auction rate securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. The Company limits its investments to securities that carry a AAA (or equivalent) rating from a recognized rating agency.
     The Company’s investment in auction rate securities is accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. As of June 30, 2006, the aggregate fair value of the Company’s auction rate securities, classified as available-for-sale, was $60.5 million and there were no gains or losses included in accumulated other comprehensive loss or transferred out of accumulated other comprehensive loss into earnings. The Company had no investments in auction rate securities at December 31, 2005. For the three- and six-month periods ended June 30, 2006, there were no realized gains or losses included in earnings related to these investments.
6. Inventories
     Inventories by category are as follows:

	June 30,	December 31,
	2006	2005
	(In thousands)
Raw Materials, Components and Supplies	$197,088	$169,966
Work in Process	117,869	84,783
Finished Goods	91,956	83,189
Rental Bits (a)	20,831	22,692

	$427,744	$360,630

(a)	The Company manufactures its rental bit inventory and the cost, which includes direct and indirect manufacturing costs, is capitalized and carried in inventory. Prior to 2006, the Company expensed the cost of rental bits upon the first rental and usage of the bit. During the first quarter of 2006, the Company completed an analysis of historical rental bit usage to determine an estimate of rental bit useful life. Effective January 1, 2006, manufactured rental bits will be amortized, based upon analysis of historical usage, over their estimated useful life of approximately one year. The effect of this change was not material to the condensed consolidated financial statements.

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
7. Property, Plant and Equipment
     Net property, plant and equipment consisted of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Land	$22,466	$21,534
Buildings and Improvements	87,230	86,371
Machinery and Equipment	294,860	287,008
Furniture and Fixtures	37,458	35,362
Construction in Progress	28,501	13,084

	470,515	443,359
Less: Accumulated Depreciation	(224,266)	(204,589)

	$246,249	$238,770

8. Goodwill and Other Intangible Assets
     The carrying amount of goodwill by reporting unit is as follows:

	Drilling		Tubular
	Products		Technology
	and Services	Drill Bits	and Services	Other	Total
	(In thousands)
Balance, December 31, 2005	$130,885	$174,769	$97,133	$18,840	$421,627
Translation and Other Adjustments	402	368	275	20	1,065

Balance, June 30, 2006	$131,287	$175,137	$97,408	$18,860	$422,692

     Other intangible assets of $55.6 million and $58.2 million, net of accumulated amortization of $16.2 million and $13.5 million, as of June 30, 2006 and December 31, 2005, respectively, are recorded at cost and are amortized on a straight-line basis. The Company’s other intangible assets primarily consist of patents, technology licenses, customer relationships, trademarks and covenants not to compete that are amortized over the definitive terms of the related agreement or the Company’s estimate of their useful lives if there are no definitive terms.

     The following table shows the Company’s other intangible assets by asset category:

	June 30, 2006			December 31, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
	(In thousands)
Patents	$59,562	$(11,629)	$47,933	$58,367	$(8,174)	$50,193
Technology Licenses	1,675	(838)	837	1,438	(583)	855
Customer Relationships	6,410	(773)	5,637	6,410	(612)	5,798
Trademarks	1,610	(1,147)	463	1,610	(1,044)	566
Covenants Not To Compete	2,300	(1,813)	487	3,625	(3,078)	547
Pension Asset (a)	222	—	222	222	—	222

	$71,779	$(16,200)	$55,579	$71,672	$(13,491)	$58,181

(a)	The pension asset is a non-amortizing intangible asset.
     Amortization expense related to other intangible assets for the three-month periods ended June 30, 2006 and 2005 was $1.3 million and $1.0 million, respectively, and for the six-month periods ended June 30, 2006 and 2005 amortization expense was $2.7 million and $2.1 million, respectively, and was recorded in “General and Administrative” and “Research and Engineering” expenses in the Condensed Consolidated Statements of Operations. Amortization expense related to existing other intangible assets for the remainder of 2006 is estimated to be $2.8 million, and for each of the years 2007 through 2011 is estimated to be approximately $5.2 million, $4.8 million, $4.5 million, $4.5 million and $4.4 million, respectively.
9. Investments in Unconsolidated Affiliates
     Summarized financial information for VAT is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net Sales	$202,199	$135,310	$373,068	$237,587
Gross Profit	74,030	35,016	134,945	51,693
Net Income	71,493	31,322	130,169	42,764

Company’s Equity Income	$37,312	$14,941	$64,661	$21,662
Dividends Received	87,719	12,041	87,719	12,041
     The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on VAT sales to the Company. In June 2006 and 2005, the Company received dividends from VAT of $87.7 million and $12.0 million, respectively, which were recorded as reductions in the carrying value of the Company’s investment.
     In September 2005, the Company acquired the remaining 50% interest in IntelliServ. Prior to September 2005, our investment in IntelliServ was accounted for under the equity method of accounting. Our share of IntelliServ’s losses for the three- and six-month periods ended June 30, 2005 was $1.8 million and $3.7 million, respectively.

10. Segment Information
Business Segments
     The Company operates through three primary business segments: Drilling Products and Services, Drill Bits and Tubular Technology and Services. The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The Drill Bits segment designs, manufactures and distributes fixed-cutter and roller-cone drill bits, hole opening and string tools and coring services. The Company’s Tubular Technology and Services segment designs, manufactures and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company’s Corporate/Other segment includes the results of IntelliServ, Inc. (IntelliServ), of which the Company acquired the remaining 50% interest in September 2005. Previously, our investment in IntelliServ was accounted for as an equity method investment and was included in the Drilling Products and Services segment. IntelliServ is now included in the Other segment as it operates under a different business model than Drilling Products and Services and is evaluated independently. Prior periods have been restated for current year presentation. Corporate includes general corporate expenses.

	Drilling		Tubular
	Products and		Technology	Corporate
	Services	Drill Bits	and Services	and Other	Total
Three Months Ended:	(In thousands)
June 30, 2006
Revenues from Unaffiliated Customers	$213,586	$116,239	$101,786	$173	$431,784
Intersegment Revenues	90	40	1,555	—	1,685
Operating Income (Loss)	78,749	40,814	29,237	(18,737)	130,063
Income (Loss) Before Income Taxes and Minority Interests	114,175	38,809	28,919	(19,702)	162,201

June 30, 2005
Revenues from Unaffiliated Customers	$144,356	$93,089	$79,502	$—	$316,947
Intersegment Revenues	7	—	1,919	—	1,926
Operating Income (Loss)	43,184	20,568	19,225	(11,704)	71,273
Income (Loss) Before Income Taxes and Minority Interests	59,259	20,489	19,161	(55,713)	43,196

	Drilling		Tubular
	Products and		Technology	Corporate
	Services	Drill Bits	and Services	and Other	Total
Six Months Ended:	(In thousands)
June 30, 2006
Revenues from Unaffiliated Customers	$407,845	$233,030	$205,059	$275	$846,209
Intersegment Revenues	226	40	2,256	—	2,522
Operating Income (Loss)	143,761	76,372	60,480	(36,170)	244,443
Income (Loss) Before Income Taxes and Minority Interests	205,577	73,180	59,683	(38,601)	299,839

June 30, 2005
Revenues from Unaffiliated Customers	$272,706	$183,715	$152,622	$—	$609,043
Intersegment Revenues	131	—	3,278	—	3,409
Operating Income (Loss)	79,551	42,190	34,486	(22,763)	133,464
Income (Loss) Before Income Taxes and Minority Interests	102,902	39,640	33,605	(74,840)	101,307

11. Pension Plans
U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s Reed Hourly Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Service Cost	$101	$122	$202	$196
Interest Cost	222	237	445	380
Expected Return on Plan Assets	(238)	(193)	(476)	(310)
Amortization of Prior Service Cost	6	—	12	—
Amortization of Loss	4	—	8	—
Administration Expenses	15	55	30	88

Net Periodic Benefit Cost	$110	$221	$221	$354

     The Company is required to fund $2.0 million to this plan in 2006, however, the Company also expects to fund an additional discretionary amount of $2.0 million. As of June 30, 2006, $2.4 million had been funded.
Non-U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s U.K. Hycalog Retirement Death Benefit Scheme:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Interest Cost	$229	$250	$458	$494
Expected Return on Plan Assets	(226)	(250)	(452)	(513)
Amortization of Prior Service Cost/(Benefit)	27	(56)	54	19
Amortization of (Gain)/Loss	(30)	136	(60)	136

Net Periodic Benefit Cost	$—	$80	$—	$136

     The Company funded $0.1 million in the first half of 2006 to this plan.
12. Stock Repurchase Program
     In February 2006, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $150 million of the Company’s common stock. The Company may repurchase its shares in the open market based on, among other things, its ongoing capital requirements and expected cash flows, the market price and availability of its stock, regulatory and other restraints and general market conditions. The repurchase program does not have an established expiration date. At June 30, 2006, the Company had repurchased 1,232,100 shares at a total cost of $51.5 million and such shares are reflected in the accompanying Condensed Consolidated Balance Sheets as “Treasury Stock.”
13. Recent Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, the Company will adopt FIN 48 on January 1, 2007. The Company does not believe the adoption of FIN 46 will have a significant impact on its financial statements.

14. Subsidiary Guarantor Financial Information
     The following unaudited condensed consolidating statements of operations for the three- and six-month periods ended June 30, 2006 and 2005, condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, and condensed consolidating statements of cash flows for the six-month periods ended June 30, 2006 and 2005 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 6 1/8% Senior Notes are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$337,600	$181,487	$(87,303)	$431,784
Operating Expenses:
Cost of sales	—	206,623	91,134	(70,392)	227,365
Selling, general and administrative	55	54,413	19,888	—	74,356

	55	261,036	111,022	(70,392)	301,721

Operating Income (Expense)	(55)	76,564	70,465	(16,911)	130,063
Interest Expense	(3,519)	(129)	61	—	(3,587)
Other Income (Expense), Net	526	—	(2,113)	—	(1,587)
Equity Income in Unconsolidated Affiliate	—	37,312	—	—	37,312
Equity in Subsidiaries, Net of Taxes	116,328	3,918	—	(120,246)	—

Income Before Income Taxes and Minority Interest	113,280	117,665	68,413	(137,157)	162,201
Income Tax Provision	(7,693)	(30,939)	(14,361)	—	(52,993)

Income Before Minority Interests	105,587	86,726	54,052	(137,157)	109,208
Minority Interests	—	—	(3,621)	—	(3,621)

Net Income	$105,587	$86,726	$50,431	$(137,157)	$105,587

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$650,591	$355,786	$(160,168)	$846,209
Operating Expenses:
Cost of sales	—	404,809	181,968	(130,883)	455,894
Selling, general and administrative	108	105,808	39,956	—	145,872

	108	510,617	221,924	(130,883)	601,766

Operating Income (Loss)	(108)	139,974	133,862	(29,285)	244,443
Interest Expense	(7,065)	(249)	(104)	—	(7,418)
Other Income (Expense), Net	1,053	337	(3,237)	—	(1,847)
Equity Income in Unconsolidated Affiliate	—	64,661	—	—	64,661
Equity in Subsidiaries, Net of Taxes	220,566	8,084	—	(228,650)	—

Income Before Income Taxes and Minority Interest	214,446	212,807	130,521	(257,935)	299,839
Income Tax Provision	(16,429)	(51,183)	(28,445)		(96,057)

Income Before Minority Interests	198,017	161,624	102,076	(257,935)	203,782
Minority Interests	—	—	(5,765)	—	(5,765)

Net Income	$198,017	$161,624	$96,311	$(257,935)	$198,017

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2006
(Unaudited)
ASSETS

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Current Assets:
Cash	$—	$50,083	$36,343	$—	$86,426
Short-term investments	—	60,475	—	—	60,475
Accounts receivable, net	—	194,301	108,331	—	302,632
Inventories	—	329,202	143,102	(44,560)	427,744
Deferred charges	—	7,763	(2)	—	7,761
Current deferred tax assets	22	27,357	6,734	—	34,113
Other current assets	—	7,014	8,814	—	15,828

	22	676,195	303,322	(44,560)	934,979
Property, Plant and Equipment, Net	—	136,593	109,656	—	246,249
Goodwill	—	229,872	192,820	—	422,692
Investment In and Advances to Subsidiaries	1,242,824	80,368	—	(1,323,192)	—
Investment In and Advances to Unconsolidated Affiliates	—	80,641	—	—	80,641
Other Assets	6,354	45,850	13,809	—	66,013

	$1,249,200	$1,249,519	$619,607	$(1,367,752)	$1,750,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$3,951	$—	$—	$3,951
Accounts payable	—	77,439	38,336	—	115,775
Deferred revenues	—	10,112	(3)	—	10,109
Federal income taxes payable	(38,607)	66,543	17,724	—	45,660
Current deferred tax liabilities	—	8	2,447	—	2,455
Intercompany liabilities (assets)	(106,128)	(46,466)	152,594	—	—
Other accrued liabilities	4,838	63,053	31,120	—	99,011

	(139,897)	174,640	242,218	—	276,961
Long-Term Debt	200,095	2,928	—	—	203,023
Deferred Tax Liabilities	(11,027)	13,816	25,011	—	27,800
Other Long-Term Liabilities	—	23,363	1,080	—	24,443
Commitments and Contingencies Minority Interests	—	—	18,318	—	18,318
Stockholders’ Equity	1,200,029	1,034,772	332,980	(1,367,752)	1,200,029

	$1,249,200	$1,249,519	$619,607	$(1,367,752)	$1,750,574

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$19,986	$112,116	$65,072	$(10,721)	$186,453
Cash Flows From Investing Activities:
Purchase of short-term investments	—	(60,475)	—	—	(60,475)
Capital expenditures for property, plant and equipment	—	(19,407)	(8,961)	—	(28,368)
Other, net	(39)	552	(95)	—	418

Net cash used in investing activities	(39)	(79,330)	(9,056)	—	(88,425)
Cash Flows From Financing Activities:
Repayments on revolver debt	—	—	(11,200)	—	(11,200)
Repayments on debt	—	(6,448)	—	—	(6,448)
Purchases of treasury stock	(2,432)	—	—	—	(2,432)
Borrowings (repayments) on debt between subs, net	2,420	10,652	(13,072)	—	—
Proceeds from stock option exercises	16,772	—	—	—	16,772
Excess tax benefits on stock option exercises	11,989	—	—	—	11,989
Repurchase of common stock	(51,455)	—	—	—	(51,455)
Dividends paid	—	—	(10,721)	10,721	—
Proceeds from employee stock purchase plan	2,759	—	—	—	2,759

Net cash (used in) provided by financing activities	(19,947)	4,204	(34,993)	10,721	(40,015)
Effect of Exchange Rate Changes on Cash	—	—	249	—	249

Net Increase in Cash	—	36,990	21,272	—	58,262
Cash at Beginning of Period	—	13,093	15,071	—	28,164

Cash at End of Period	$—	$50,083	$36,343	$—	$86,426

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$245,693	$90,830	$(19,576)	$316,947
Operating Expenses:
Cost of sales	—	162,586	27,618	(9,927)	180,277
Selling, general and administrative	—	46,784	18,613	—	65,397

	—	209,370	46,231	(9,927)	245,674

Operating Income	—	36,323	44,599	(9,649)	71,273
Interest Expense	(8,081)	(971)	(178)	—	(9,230)
Other Income (Expense), Net	516	(753)	3,693	—	3,456
Equity Income in Unconsolidated Affiliates	—	13,129	—	—	13,129
Refinance Charges	(27,887)	(7,545)	—	—	(35,432)
Equity in Subsidiaries, Net of Taxes	63,928	2,036	—	(65,964)	—

Income Before Income Taxes and Minority Interest	28,476	42,219	48,114	(75,613)	43,196
Income Tax (Provision) Benefit	(2,648)	(2,210)	(9,866)		(14,724)

Income Before Minority Interests	25,828	40,009	38,248	(75,613)	28,472
Minority Interests	—	—	(2,644)	—	(2,644)

Net Income	$25,828	$40,009	$35,604	$(75,613)	$25,828

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$479,172	$218,326	$(88,455)	$609,043
Operating Expenses:
Cost of sales	—	323,967	90,341	(66,115)	348,193
Selling, general and administrative	(3)	89,827	37,562	—	127,386

	(3)	413,794	127,903	(66,115)	475,579

Operating Income	3	65,378	90,423	(22,340)	133,464
Interest Expense	(17,988)	(1,052)	(200)	—	(19,240)
Other Income, Net	1,103	684	2,806	—	4,593
Equity Income in Unconsolidated Affiliates	—	17,922	—	—	17,922
Refinance Charges	(27,887)	(7,545)	—	—	(35,432)
Equity in Subsidiaries, Net of Taxes	113,172	4,808	—	(117,980)	—

Income Before Income Taxes and Minority Interest	68,403	80,195	93,029	(140,320)	101,307
Income Tax (Provision) Benefit	(5,909)	(9,103)	(19,181)		(34,193)

Income Before Minority Interests	62,494	71,092	73,848	(140,320)	67,114
Minority Interests	—	—	(4,620)	—	(4,620)

Net Income	$62,494	$71,092	$69,228	$(140,320)	$62,494

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005
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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) by operating activities	$87,831	$(29,153)	$32,040	$(4,025)	$86,693
Cash Flows From Investing Activities:
Proceeds from sale of businesses, net of cash disposed	—	2,521	—	—	2,521
Capital expenditures for property, plant and equipment	—	(8,714)	(5,249)	—	(13,963)
Other, net	—	(1,895)	127	—	(1,768)

Net cash used in investing activities	—	(8,088)	(5,122)	—	(13,210)
Cash Flows From Financing Activities:
Borrowings on revolver debt	119,000	—	—	—	119,000
Debt redemption make-whole premium	(25,356)	—	—	—	(25,356)
Repayments on debt	(200,000)	(4,893)	—	—	(204,893)
Borrowings (Repayments) between subsidiaries, net	4,453	17,386	(21,839)	—	—
Dividends paid	—	—	(4,025)	4,025	—
Proceeds from stock option exercises	17,013	—	—	—	17,013
Other, net	(2,941)	—	—	—	(2,941)

Net cash (used in) provided by financing activities	(87,831)	12,493	(25,864)	4,025	(97,177)
Effect of Exchange Rate Changes on Cash	—	—	(308)	—	(308)

Net Increase (Decrease) in Cash	—	(24,748)	746	—	(24,002)
Cash at Beginning of Period	—	30,721	16,831	—	47,552

Cash at End of Period	$—	$5,973	$17,577	$—	$23,550

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our financial condition as of June 30, 2006, and our results of operations for the three- and six-month periods ended June 30, 2006 and 2005. This discussion should be read with our financial statements and their notes included elsewhere in this report, as well as our financial statements and their related notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.
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
Critical Accounting Policies and Estimates
     In our annual report on Form 10-K for the year ended December 31, 2005, we identified our most critical accounting policies upon which our financial condition depends as those relating to revenue recognition including deferred revenues and charges (see discussion below), allowance for uncollectible accounts, inventory valuation, fair value estimations for assets acquired and liabilities assumed in a business combination, impairment of long-lived assets, impairment of goodwill and other intangible assets, valuation allowance for deferred tax assets, estimates related to contingent liabilities and future claims and pension liabilities. Additionally, due to the adoption of SFAS No. 123 (R), “Share-Based Payment”, in the first quarter of 2006, we identified stock-based compensation as a critical accounting policy and estimate (see discussion below).
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
     Deferred Revenues and Charges
     For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are required to be deferred until the customer takes physical possession. At June 30, 2006, we had deferred revenues and charges related to such transactions of $10.1 million and $7.8 million, respectively. At December 31, 2005, we had deferred revenues and charges of $21.4 million and $14.6 million, respectively. The deferred charges represent customer-owned finished goods inventory on deferred sales transactions for which legal title transfer has occurred, but the product is not yet in the customer’s physical possession.
Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123 (R), “Share-Based Payment,” a revised standard that establishes accounting for stock-based payment transactions when a company receives employee services in exchange for equity instruments. Prior to 2006, we accounted for employee stock options using the intrinsic-value method of accounting prescribed by Accounting Principles Board

(APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” We also complied with the pro forma disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The provisions of APB No. 25 required compensation expense to be recognized in operations for restricted stock, but did not require expense recognition for unvested stock options or for awards granted under the ESPP as we issued options at exercise prices equal to the market value of our Common Stock on the date of grant and because our ESPP was noncompensatory. The pro forma effects on net income and earnings per share for the stock options and ESPP awards were instead disclosed in a footnote to the financial statements.
     Under the new standard, companies are required to account for stock-based compensation using the fair value of equity awards at the grant date, with the fair value recognized in operations during the employee’s requisite service period (typically the vesting period). Additionally, compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock options is reduced for estimated forfeitures based on our historical forfeiture rates. We elected to use the modified prospective application transition method set out in SFAS No. 123 (R). That method requires recognition of compensation expense for stock-based payment awards that are granted, modified, repurchased or cancelled after 2005. Compensation expense for unvested stock options outstanding as of January 1, 2006 for which the requisite service has not been rendered is being recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123. Prior periods were not restated to reflect the impact of adopting the new standard.
     Prior to the adoption of SFAS No. 123 (R), we used the accelerated expense attribution method for stock options with graded vesting granted prior to 2006 in calculating the pro forma effects on net income for historical disclosure purposes. Under this method, approximately 60% of the total expense related to an award is recognized in the first year of the requisite service period subsequent to the grant date. However, SFAS No. 123 (R) also allows for the cost of graded vesting awards to be amortized using the straight-line method over the requisite service period. Upon adoption of SFAS No. 123 (R), we made the election to amortize graded vesting stock options using the straight-line method for awards in 2006 and subsequent years for purposes of calculating stock based compensation expense. This change in the method of expense recognition did not have a material impact on the financial statements for the three- and six-month periods ended June 30, 2006.
     Adoption of the new standard resulted in decreases for the three- and six-month periods ended June 30, 2006 in income before income taxes of $1.1 million and $2.5 million, respectively, net income of $0.7 million and $1.7 million, respectively, and reduced basic and diluted earnings per share by approximately $0.01 per share for the same periods. Additionally, no stock-based compensation costs were capitalized.
Market Trends
     Our business primarily depends on the level of worldwide oil and gas drilling activity, which in turn depends on capital spending by major, independent and state-owned exploration and production companies. Those companies adjust capital spending according to their expectations for oil and gas prices, which creates cycles in drilling activity. Each of our business segments generally tracks the level of domestic and international drilling activity, but their revenues, cash flows and profitability follow the rig count at different stages within these market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count. In a declining market, customers are contractually required to purchase ordered drill pipe even if they will no longer need that pipe. This creates a situation where some customers have an inventory of excess drill pipe. Drill bit demand and this segment’s earnings and cash flows have closely tracked the worldwide rig count. Within our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large-bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in premium tubular markets, including North American offshore drilling (in particular, the Gulf of Mexico) and deep U.S. gas drilling, but short-term demand for Atlas Bradford products also can be affected by inventories at oil country tubular goods (OCTG) distributors. The TCA product line also is affected by the level of U.S. OCTG seamless mill activity. This segment’s XL Systems product line generally follows the level of worldwide offshore drilling activity.

     For the periods below, the revenues, profitability and cash flows from each of our business segments have been impacted by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Three Months Ended June 30,
	2006	2005
WTI Oil(a)
Average	$70.51	$53.11
Ending	73.93	56.50
Henry Hub Gas(b)
Average	$6.51	$6.95
Ending	5.83	7.00
North American Rig Count(c)
Average	1,914	1,577
Ending	2,073	1,648
International Rig Count(c)
Average	913	916
Ending	906	932

(a)	Price per barrel of West Texas Intermediate (WTI) crude. Source: Bloomberg Energy/Commodity Service.

(b)	Price per MMBtu. Source: Bloomberg Energy/Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China, the former Soviet Union and certain embargoed countries).
Future Market Trends and Expectations
     We anticipate future results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity. These perceptions depend on their views regarding oil and natural gas prices. Recently, oil prices have reached record levels due to, among other factors, strong worldwide energy demand, limited spare production capacity and potential supply disruptions from geopolitical events. In North America, natural gas prices have been volatile as a result of concerns over U.S. natural gas inventory levels. There can be no assurances that commodity prices will remain at these levels.
     When forecasting our results for the remainder of 2006, we relied on assumptions about the market, customers and suppliers, and we also considered the Company’s backlog, which is at its highest level ever. All these indicators point towards continued improved operating performance. Anticipated strong demand from the expanding Asian economies points towards steady growth in international activity, including activity in China, where our Drilling Products and Services segment has strong market share. Although we are concerned about the North American market because of the recent volatility in natural gas prices, there have been no indications of a future slowdown in North American drilling activity. The Company’s overall backlog is at record levels and provides us with good visibility in our Drilling Products and Services segment. We expect a continuation of strong worldwide drilling activity levels throughout 2006. Using these assumptions, we anticipate that our 2006 earnings will approximate $3.20 per diluted share, excluding any special items.
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

Results of Operations
     The following table sets forth revenues and operating income reflecting the Company’s financial results for the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Revenues:	(In thousands)
Drilling Products and Services	$213,586	$144,356	48%	$407,845	$272,706	50%
Drill Bits	116,239	93,089	25%	233,030	183,715	27%
Tubular Technology and Services	101,786	79,502	28%	205,059	152,622	34%
Corporate and Other	173	—	100%	275	—	100%

Total Revenues	$431,784	$316,947	36%	$846,209	$609,043	39%

Operating Income (Loss):
Drilling Products and Services	$78,749	$43,184	82%	$143,761	$79,551	81%
Drill Bits	40,814	20,568	98%	76,372	42,190	81%
Tubular Technology and Services	29,237	19,225	52%	60,480	34,486	75%
Corporate and Other	(18,737)	(11,704)	60%	(36,170)	(22,763)	59%

Total Operating Income	$130,063	$71,273	82%	$244,443	$133,464	83%

Consolidated Revenues and Operating Income
     Results for the three- and six-month periods ended June 30, 2006 and 2005
          For the three-month period ended June 30, 2006, consolidated revenues increased by $114.8 million, or 36%, compared to last year’s second quarter and consolidated operating income margins increased to 30.0% from 22.5% for the same prior year period. For the six-month period ended June 30, 2006, consolidated revenues increased by $237.2 million, or 39%, compared to the same period last year and consolidated operating income margins increased to 29% from 22% for the same prior year period. These increases reflect increased volumes and pricing across all of our segments, as worldwide drilling activity increased 16% and 14% for the three- and six-month periods ended June 30, 2006, respectively.
          Other operating expenses (sales and marketing, general and administrative and research and engineering) for the three-month period ended June 30, 2006 increased by $9.0 million compared to last year’s second quarter; however, as a percentage of revenues, operating expenses were reduced to 17% from 21% for the same period last year. Other operating expenses for the six-month period ended June 30, 2006 increased by $18.5 million compared to the same period last year; however, as a percentage of revenues, operating expenses were reduced to 17% from 21% for the same prior year period. This improvement as a percentage of revenues is primarily due to a higher revenue base coupled with reductions in sales and marketing expenses at certain foreign locations at our Drill Bits segment, as well as greater overall operating efficiencies due to increased volumes at all of our segments.
          See discussion below by segment for further revenue and operating income variance information.
Drilling Products and Services
     Results for the three and six-month periods ended June 30, 2006 and 2005
          For the three-month period ended June 30, 2006, revenues for the Drilling Products and Services segment were $213.6 million, which represents a 48% increase over last year’s second quarter. Operating income increased by 82% to $78.7 million in the second quarter of 2006, and operating income margins increased to 37% from 30% in last year’s second quarter. For the six-month period ended June 30, 2006, revenues for the Drilling Products and Services segment were $407.8 million, which represents a 50% increase over the same period last year. Operating income increased by 81% to $143.8 million for the six-month period ended June 30, 2006, and operating income margins increased to 35% from 29% in the same period last year. These results reflect increased volumes and improved pricing across all of this segment’s product lines, with drill pipe being the largest contributor. Drill pipe footage sold increased by 33% and 28% and average sales price per foot increased by 17% and 19% for the three- and six-month periods ended June 30, 2006, respectively. Backlog for this segment increased to $1.1 billion at June 30, 2006 from $330.9 million for the same period in 2005.

Drill Bits
Results for the three- and six-month periods ended June 30, 2006 and 2005
     For the three-month period ended June 30, 2006, revenues for the Drill Bits segment increased by 25% to $116.2 million and operating income increased by 98% to a record $40.8 million. Operating income margins increased to 35% from 22% in last year’s second quarter. For the six-month period ended June 30, 2006, revenues for the Drill Bits segment increased by 27% to $233.0 million and operating income increased by 81% to $76.4 million. Operating income margins increased to 33% for the six-month period ended June 30, 2006 from 23% in the same period last year. These increases reflect improved pricing in all markets, favorable product mix and incremental revenues and operating income for coring services resulting from the Corion acquisition in July 2005. For the three- and six-month periods ended June 30, 2006, international revenues increased by 31% and 33%, respectively, with the largest increases in the Middle East, Asia and the U.K., and this segment also benefited from the continued penetration of its Raptor™ product line. Additionally, this segment continues to benefit from cost reductions in its PDC cutter and roller cone manufacturing processes.
Tubular Technology and Services
Results for the three- and six-month periods ended June 30, 2006 and 2005
     For the three-month period ended June 30, 2006, revenues for the Tubular Technology and Services segment increased by 28% to $101.8 million and operating income increased by 52% to $29.2 million Operating income margins increased to 29% from 24% in last year’s second quarter. For the six-month period ended June 30, 2006, revenues for the Tubular Technology and Services segment increased by 34% to $205.1 million and operating income increased by 75% to $60.5 million. Operating income margins increased to 29% from 23% in the same period last year. These results reflect increased volumes and pricing across all of this segment’s divisions, most significantly at its TCA heat-treating facility and at its XL Systems division.
Corporate and Other
Results for the three- and six-month periods ended June 30, 2006 and 2005
     For the three-month period ended June 30, 2006, Corporate/Other had revenues of $0.2 million and operating expenses of $18.7 million, compared to no revenues and operating expenses of $11.7 million for the same period in 2005. For the six-month period ended June 30, 2006, Corporate/Other had revenues of $0.3 million and operating expenses of $36.2 million, compared to no revenues and operating expenses of $22.8 million for the same period in 2005. The increase in revenues and operating expense is primarily due to rental income and operating expenses related to our IntelliServ division, which we began consolidating after our acquisition of it in September 2005 and which is still in its start-up phase. Additionally, in connection with the adoption of SFAS 123(R) as of January 1, 2006, which requires companies to begin expensing the estimated cost of stock option grants, we recorded additional stock-based compensation expense of $1.1 million and $2.5 million in the three- and six-month periods ended June 30, 2006, respectively.
Other Items
     Interest expense decreased by $5.6 million and $11.8 million for the three- and six-month periods ended June 30, 2006, respectively, reflecting lower year-over-year debt balances due to significant free cash flow and a debt restructuring in 2005, which reduced our average interest rate.
     Equity income from our unconsolidated affiliates increased $24.2 million and $46.7 million for the three- and six-month periods ended June 30, 2006, respectively, primarily reflecting increased earnings at Voest-Alpine Tubulars (VAT) due to increased volumes and pricing of its seamless tubulars. Sales were especially strong in China, Russia and the Middle East. In addition, losses from our IntelliServ operation, previously accounted for as an equity investment, are now included in operating income.
     Other income (expense), net decreased $5.0 million and $6.4 million for the three- and six-month periods ended June 30, 2006, respectively, primarily due to foreign exchange losses.
     In the second quarter of 2005, we incurred refinancing charges of $35.4 million related to our debt restructuring, comprised of $25.4 million for the make-whole premium on the 9 5/8% Senior Notes, $4.8 million related to the write-off of debt issue costs associated with the previous credit facility and the 9 5/8% Senior Notes, including the 9 5/8% Senior Note’s discount, and $5.2 million related to the settlement of Treasury rate locks.
     Our effective tax rate for the six-month period ended June 30, 2006 was 32.0%, compared to 33.8% for the same period last year. The rate decrease was primarily attributable to increased utilization of foreign tax credits and a $3.0 million benefit from U.S. research and experimentation credits for years 2002 through 2005. The effective tax rate for 2006 is expected to be 32.5% which includes an $8.5 million reversal of tax valuation reserves for foreign tax credit carryforwards.
Liquidity and Capital Resources
Overview
     At June 30, 2006, we had cash of $86.4 million, short-term investments of $60.5 million, working capital of $658.0 million and unused borrowing availability of $343.6 million under our credit facility, compared to cash of $28.2 million, working capital of $479.6 million and unused borrowing availability of $330.6 million under our credit facility at December 31, 2005.
Historical Cash Flows
     The following table summarizes our cash flows provided by operating activities and net cash used in investing activities and financing activities for the periods presented:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Net Cash Provided by Operating Activities	$186,453	$86,693
Net Cash Used in Investing Activities	(88,425)	(13,210)
Net Cash Used in Financing Activities	(40,015)	(97,177)
     Operating Activities
     Net cash flows provided by operating activities increased by $99.8 million for the six-month period ended June 30, 2006 compared to the same period in 2005. This increase is primarily due to the increase in net income and a dividend received in the second quarter of 2006 from our equity method affiliate, VAT, of approximately $88 million. These increases were partially offset by a use of cash related to inventories and accounts receivable due to increased business activity.
     Investing Activities
     Net cash used in investing activities increased by $75.2 million for the six-month period ended June 30, 2006, compared to the same period in 2005. This increase is primarily due to the purchase of auction rate securities in the second quarter of 2006 of $60.5 million. Additionally, capital expenditures increased by $14.4 million.
     Capital Expenditures
     Our capital expenditures for property, plant and equipment totaled $28.4 million and $14.0 million for the six-month periods ended June 30, 2006 and 2005, respectively. We currently expect to spend approximately $100 million for property, plant and equipment during 2006, which includes capital expenditures for a new Drill Bits facility, an IntelliServ facility, capital spending related to the manufacture of IntelliServ drill string and capital spending related to capacity expansions and efficiency projects in the Drilling Products and Tubular Technology segments.
     Financing Activities
     Net cash used in financing activities decreased $57.2 million for the six-month period ended June 30, 2006 compared to the same period in 2005. This decrease reflects our 2005 debt restructuring consisting of the redemption of our 9 5/8% $200 million Senior Notes and the associated costs, partially offset by borrowings on our new credit facility. This decrease was partially offset by the repurchase of $51.5 million of our common stock in 2006. Additionally, due to the adoption of SFAS No. 123(R), excess tax benefits related to stock option exercises are now reflected in financing activities. For the six-month period ended June 30, 2006, excess tax benefits were $12.0 million.
     Long-Term Debt
     Our debt balance is primarily comprised of our $200 million 6 1/8% Senior Notes Due 2015. As of June 30, 2006, we did not have any outstanding borrowings under our credit facility and $6.4 million of letters of credit had been issued under the credit facility. As of June 30, 2006, we were in compliance with the various covenants under our 6 1/8% Senior Notes and credit facility agreements.

     Currently, required principal and interest payments for our outstanding debt are approximately $6.9 million for the remainder of 2006. Based on our current projected capital expenditures, required principal and interest payments, operating cash flows, existing cash balances and estimated availability under the credit facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during such period. Acquisitions and expansions will be financed from cash flows from operations, borrowings under our credit facility, or through the issuance of additional debt and equity financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount and form of issue dependent on the prevailing market and general economic conditions.
     Stock Repurchase Program
     In February 2006, we announced that our Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $150 million of our common stock. We may repurchase our shares in the open market based on, among other things, our ongoing capital requirements and expected cash flows, the market price and availability of our stock, regulatory and other restraints and general market conditions. The repurchase program does not have an established expiration date. At June 30, 2006, we had repurchased 1,232,100 shares at a total cost of $51.5 million and such shares are reflected in the accompanying Condensed Consolidated Balance Sheets as “Treasury Stock.”
Recent Accounting Pronouncements
     See Note 13 to the Notes to the Condensed Consolidated Financial Statements.
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
Off-Balance Sheet Financing
     As of June 30, 2006, we did not have any off-balance sheet hedging, financing arrangements or contracts except for those associated with our investment in VAT, whose financial statements are not consolidated in our financial statements.

ITEM 3. Quantitative and Qualitative Market Risk Disclosures
Foreign Currency Risk
     The functional currency for the majority of our international operations is the U.S. dollar. Adjustments resulting from the remeasurment of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. The functional currency of our Canadian, Venezuelan and Chinese operations is the local currency in each of those jurisdictions. Adjustments resulting from the translation of the local functional currency financial statements to the U.S. dollar, which is based on current exchange rates, are included in stockholders’ equity in the current period. In addition, our long-term supply contract with VAT is denominated in Euros. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency gains (losses) for the three-month periods ended June 30, 2006 and 2005 were ($2.0 million) and $3.5 million, respectively, and for the six-month periods ended June 30, 2006 and 2005 were ($2.8 million) and $3.5 million, respectively.
Interest Rates
     As of June 30, 2006, we had no outstanding variable interest rate debt. Our fixed rate 6 1/8% Senior Notes outstanding at June 30, 2006 subject us to risks related to changes in the fair value of the debt and expose us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $6.0 million.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of June 30, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report (June 30, 2006), our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
     During the three-month period ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 1A. Risk Factors
     For a listing of our risk factors, see Item 1A, “Forward-Looking Statements and Exposures”, in our Form 10-K for the year ended December 31, 2005. There have been no changes to those risk factors during the three-month period ended June 30, 2006.
ITEM 2. Unregistered Sales of Equity in Securities and Use of Proceeds
     Following is a summary of our repurchase activity, including trustee purchases, for the three-month period ending June 30, 2006:

	Number of		Total Number of Shares
	Shares	Average Price	Purchased as Part of a
Period	Purchased (a)	Per Share	Publicly Announced Plan (b)
April 1 - 30, 2006	3,900	$47.22	—
May 1 - 31, 2006	417,305	44.89	409,600
June 1 - 30, 2006	303,382	43.19	300,000

Total	724,587	$44.19	709,600

(a) Of the 724,587 shares purchased during the three-month period ended June 30, 2006, 3,900 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. Additionally, the trustee for our executive deferred compensation plan purchases shares of our common stock monthly for the benefit of the plan participants using funds directed by the plan participants and funds matched by us as provided in the plan. During the period covered by this report, the trustee purchased 11,087 shares of our common stock. These share purchases were not part of a publicly announced program to purchase common shares.
(b) In February 2006, we announced that our Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $150 million of our common stock with no established expiration date. For the three-month period ended June 30, 2006, we repurchased 709,600 shares at a total cost of $31.3 million. Such shares are reflected in the accompanying Condensed Consolidated Balance Sheets as “Treasury Stock.” There is $98.5 million remaining under this program for future repurchases.

ITEM 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on May 10, 2006, stockholders were asked to consider and act upon:
(1)	The election of nine directors to hold office for a one-year term;

(2)	Approval of the 2006 Grant Prideco Long-Term Incentive Compensation Plan (2006 Plan); and

(3)	Approval of the material terms of the performance criteria for performance awards under the 2006 Plan.
     The following table sets out, for each matter where applicable, the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes.
(1)	Election of Directors:

	Votes For	Votes Withheld
David J. Butters	117,049,756	2,949,244
Eliot M. Fried	118,784,638	1,214,362
Dennis R. Hendrix	119,055,011	943,989
Harold E. Layman	113,282,383	6,716,617
Sheldon B. Lubar	116,595,921	3,403,079
Michael McShane	117,788,022	2,210,978
Robert K. Moses, Jr.	117,043,252	2,955,748
Joseph E. Reid	119,515,179	483,821
David A. Trice	87,230,428	32,768,572
(2)	Proposal to approve the 2006 Plan:

Number of Votes For	93,282,895
Number of Votes Against	10,254,844
Number of Votes Abstain	87,552
Number of Broker Non-Votes	16,373,709
(3)	Proposal to approve the material terms of the performance criteria for performance awards under the 2006 Plan:

Number of Votes For	100,987,808
Number of Votes Against	2,354,622
Number of Votes Abstain	282,853
Number of Broker Non-Votes	16,373,717

ITEM 6. Exhibits

Exhibit Number	Description

4.01*	Grant Prideco, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on May 11, 2006).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification

*	Designates a management or compensatory plan or agreement.

SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.
By:	/s/ MATTHEW D. FITZGERALD
Matthew D. Fitzgerald
Sr. Vice President and Chief Financial Officer

By:	/s/ GREG L. BOANE
Greg L. Boane
Corporate Controller and Principal Accounting Officer

Date: August 9, 2006

EXHIBIT INDEX

Exhibit Number	Description

4.01*	Grant Prideco, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on May 11, 2006).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification

*	Designates a management or compensatory plan or agreement.