Form 10-K/A
period 2005-12-31
GRANT PRIDECO INC
filed 2006-09-28
CIK 1097313

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
Securities registered pursuant to Section 12(b) of the Act:

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
      Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: (1) Proxy Statement for 2006 Annual Meeting of Stockholders — Part III

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Consent of KPMG - Wirschaftsprufungs - und Steuerberatungs GmbH
Certification of Michael McShane
Certification of Matthew D. Fitzgerald
Section 906 Certification

Explanatory Note:

     Grant Prideco, Inc. (the Company) is filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2005 to include, pursuant to Rule 3-09 of Regulation S-X, audited balance sheets as of March 31, 2006 and 2005 and income statements for each of the years in the three-year period ended March 31, 2006, and related notes, for voestalpine TUBULARS GmbH & Co KG (VAT), an unconsolidated Austrian partnership of which the Company owns a 50.01% interest. Additionally, as VAT’s financial statements are prepared on a basis of accounting other than US GAAP and if VAT meets a 30% significance test, the financial statements are to include a reconciliation to US GAAP in accordance with Rule 3-09(d) and Item 17 of Form 20-F. VAT met the 30% significance test only for the year ended March 31, 2004, therefore a reconciliation has been prepared as of March 31, 2004 and for the year then ended and is included in Note 5 to the financial statements. These financial statements and notes are included in Item 15(a) 2 — Financial Statement Schedules — and a consent of KPMG Wirtschaftsprüfungs-und Steuerberatungs GmbH, independent auditors, is included as Exhibit 23.3. Additionally, in connection with the filing of this amendment and pursuant to SEC rules, the Company is including currently dated certifications. This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report on Form 10-K for the year ended December 31, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

     1. Our consolidated financial statements are listed on page 34* of this report.

     2. Financial statement schedules – Financial statements of voestalpine TUBULARS GmbH & Co KG**:

Independent Auditor’s Report	A-2
Balance Sheet	A-3
Income Statements	A-4
Notes to Financial Statements	A-5

     3. This item is amended to add the following exhibits filed with this report:

23.3	Consent of KPMG Wirtschaftsprüfungs-und Steuerberatungs GmbH
31.3	Certification of Michael McShane
31.4	Certification of Matthew D. Fitzgerald
32.2	Section 906 Certification

NOTE *: The page number indicated is that under which such information was filed as part of the Company’s Report on Form 10-K on March 7, 2006. Such information is not being amended by this Report on Form 10-K/A.

NOTE**: The amounts shown in the voestalpine TUBULARS GmbH & Co KG financial statements are stated in Euros. At March 31, 2006, each Euro equaled US $1.20760.

2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.

By: /s/ MICHAEL MCSHANE

Michael McShane
Chief Executive Officer, President, and Chairman of the Board

Date: September 28, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following individuals on behalf of the registrant and in the capacities indicated.

Signature	Capacity In Which Signed	Date
/s/ MICHAEL MCSHANE	Chief Executive Officer, President and Chairman of the	September 28, 2006
Michael McShane	Board
(Principal Executive Officer)

/s/ MATTHEW D. FITZGERALD	Senior Vice President and Chief Financial Officer
Matthew D. Fitzgerald	(Principal Financial Officer)	September 28, 2006
/s/ GREG L. BOANE	Corporate Controller (Principal Accounting Officer)	September 28, 2006
Greg L. Boane

3

Voestalpine TUBULARS GmbH & Co KG
Financial Statements
March 31, 2006

Independent Auditors’ Report
The Board of Directors
voestalpine Tubulars GmbH & Co KG:
We have audited the accompanying balance sheets of voestalpine Tubulars GmbH & Co KG as of March 31, 2006 and 2005, and the related statements of income for each of the years in the three-year period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of voestalpine Tubulars GmbH & Co KG as of March 31, 2006 and 2005, and the results of its operations for each of the years in the three-year period ended March 31, 2006, in conformity with generally accepted accounting principles in Austria.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Attachment 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements . Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
As discussed in Note 2.1 to the financial statements, the Company changed its accounting principle relating to employee benefits.
Accounting principles generally accepted in Austria vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences as of March 31, 2004 and for the year then ended is presented in Note 5 to the financial statements.
Vienna, Austria
September 25, 2006
KPMG
Wirtschaftsprüfungs- und Steuerberatungs
GmbH
/s/ Mag. Helmut Kerschbaumer               /s/ Lieve Van Utterbeeck

Wirtschaftsprüfer und Steuerberater
(Austrian Chartered Accountants)

voestalpine Tubulars GmbH & Co KG
Balance Sheets as of March 31, 2006 and 2005
(Austrian GAAP - in EUR)
Assets

	March 31, 2006	March 31, 2005

A. FIXED ASSETS
I. Intangible assets	1,390,463	1,804,328
II. Property, plant and equipment	33,060,507	33,455,505
III. Financial assets	5,022,340	5,057,705

	39,473,310	40,317,538

B. CURRENT ASSETS
I. Inventories
1. Raw materials and supplies	14,570,246	15,808,805
2. Unfinished goods	15,788,150	9,558,372
3. Finished goods	22,237,189	12,030,802

	52,595,585	37,397,979

II. Receivables and other assets
1. Accounts receivable from trade	47,471,860	33,131,244
2. Receivables from affiliated and associated companies	12,419,609	688,496
3. Other receivables and assets	114,648,122	19,748,952

	174,539,591	53,568,692

III. Cash and cash equivalents
1. Cash in hand	13,507	11,136
2. Cash at banks	154,815	2,230,633

	168,322	2,241,769

	227,303,498	93,208,440

C. DEFERRED CHARGES
1. Employee stock participation program	1,031,087	1,291,555
2. Other prepaid expenses	588,797	0

	1,619,884	1,291,555

Total Assets	268,396,692	134,817,533

Liabilities and Partners’ Capital

	March 31, 2006	March 31, 2005

A. PARTNERS’ CAPITAL
I. Unlimited partners’ share	1,817	1,817
II. Limited partners’ share
1. Stipulated deposit	17,986,526	17,986,526
III. Additional paid-in capital
1. Not designated capital reserves	477,294	477,294
IV. Retained earnings
1. Other reserves	28,894,047	28,894,047
V. Net profit	139,613,756	20,010,835
thereof profit carried forward	10,835	6,019

	186,973,440	67,370,519

B. PROVISIONS
1. Accrued post employment benefits	14,980,284	10,582,859
2. Pensions liabilities	727,096	558,462
3. Accrued anniversary bonuses	3,610,569	3,207,470
4. Accrued vacations	2,898,456	2,324,779
5. Other provisions and accruals	5,917,870	7,458,523

	28,134,275	24,132,093

C. LIABILITIES
1. ERP loans	605,873	1,817,039
2. Liabilities to banks	921,595	997,980
3. Advance payments	2,130,913	3,238,989
4. Accounts payable from trade	37,728,098	8,930,020
5. Accounts payable to affiliated and associated companies	98,043	21,242,807
6. Other liabilities	11,310,392	6,785,473
thereof for taxes	966,633	614,588
thereof social security contributions	2,100,160	1,038,702

	52,794,914	43,012,308

D. DEFERRED CREDIT	494,063	302,613

Total Liabilities and Partners’ Capital	268,396,692	134,817,533

Contingent obligations	2,009,098	8,225,998

voestalpine Tubulars GmbH & Co KG
INCOME STATEMENTS
(Austrian GAAP — in EUR)

		Year Ended March 31,
		2006	2005	2004
1.	Sales
	a) Sales in Austria	48,248,791	36,291,059	25,350,086
	b) Sales abroad	449,946,711	248,584,547	171,456,064

		498,195,502	284,875,606	196,806,150

2.	Changes in unfinished and finished goods	16,436,164	9,138,219	870,909

3.	Own work capitalised	(135,432)	96,139	178,820

4.	Other operating income	2,121,694	2,886,922	2,569,104
	a) Gains from the disposals of intangible and tangible fixed assets	3,317	833	28,342
	b) Income from the reversal of provisions	1,134,046	1,512,154	1,740,212
	c) Other	984,331	1,373,935	800,550
5.	Cost of materials and services received	(249,338,504)	(174,978,011)	(111,357,609)
	a) Cost of materials	237,918,212	167,166,765	104,488,714
	b) Cost of services received for manufacturing	11,420,292	7,811,246	6,868,895

6.	Personnel expenses	(61,774,848)	(52,121,843)	(37,679,860)
	a) Wages	35,277,898	29,537,484	22,591,175
	b) Salaries	8,442,647	7,869,680	6,540,849
	c) Expenses for post employment benefits and contributions to special post employment funds	4,129,688	3,938,006	(483,444)
	d) Pension expense	892,302	214,151	513,192
	e) Expenses for statutory social security and payroll related taxes and contributions	12,911,865	10,430,708	8,375,120
	f) Other social benefits	120,448	131,814	142,968

7.	Amortization and depreciation
	a) of intangible and tangible fixed assets	(5,854,354)	(5,718,702)	(5,154,036)

8.	Other operating expenses	(59,870,750)	(43,230,934)	(37,677,113)
	a) Taxes, other than income taxes	(474,037)	1,585,269	712,369
	b) Other	60,344,787	41,645,665	36,964,744

9.	Subtotal from line 1 to 8 (Earnings before interest and taxes)	139,779,472	20,947,396	8,556,365

10.	Income from other long term securities and loans	131,810	143,772	166,776
11.	Income from interest and similar income	1,101,170	380,976	527,754
12.	Income from revaluation of financial assets	46,007	28,754	46,007
13.	Interest and similar expenses	(1,455,538)	(1,496,082)	(1,391,857)

14.	Subtotal from line 10 to 13 (Financial Earnings)	(176,551)	(942,580)	(651,320)

15.	Net Income	139,602,921	20,004,816	7,905,045

16.	Reversal of untaxed reserves
	a) Investment allowance	0	178,361	189,115
17.	Reversal of free retained earnings	0	0	5,000,000
18.	Allocation to retained earnings
	a) Other reserves	0	(178,361)	(189,115)
19.	Profit carried forward	10,835	6,019	974

20.	Net profit	139,613,756	20,010,835	12,906,019

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
NOTES TO THE FINANCIAL STATEMENTS
1. GENERAL INFORMATION
The financial statements of voestalpine Tubulars GmbH & Co KG (“the Company”) have been prepared in accordance with the Austrian Commercial Code (ACC), giving a true and fair view of the Company’s assets, liabilities, financial position and profit or loss in conformity with generally accepted accounting principles in Austria. The Company is engaged in the manufacturing of seamless tubular products used in the drilling and completion of oil and gas wells, and hallows, mechanical tubes, boiler and heat exchanger tubes, pressure tubes and line pipes.
The income statement is presented in the total-cost format.
The Company is included in the consolidated financial statements of its limited partners, namely, voestalpine AG, Linz, Austria and of Grant Prideco European Holding LLC., Wilmington, Delaware, USA.
Disclosures are presented in thousand Euro (“TEUR”) unless otherwise mentioned.
2. ACCOUNTING PRINCIPLES
2.1. Changes in accounting principles:
2.1.1. Employee benefits
2.1.1.1 Pension liabilities
In the year ended March 31, 2004, the Company calculated pension benefits utilizing the projected unit credit method and recognized the respective liability at an amount equal to DBO (equals PBO). During the year ended March 31, 2005, accounting for defined benefit obligations in accordance with IAS 19 became eligible under Austrian GAAP. The Company elected to account for its pension obligation according to IAS 19 and therefore did not recognize accumulated actuarial gains and losses except for amortization of amounts in excess of a threshold of 10% of the higher of PBO and market value of plan assets at the beginning of the fiscal year (“the corridor”). Subsequently, during fiscal year 2006, IAS 19 was amended and now provides for recognition of actuarial gains and losses directly in equity. However, as Austrian GAAP does not provide for recognition of actuarial gains and losses directly in equity, accumulated actuarial gains and losses as of March 31, 2006 were recorded in the income statement.
2.1.1.2 Post employment benefits
At March 31, 2004, the Company calculated the provision utilizing a standard present value method using actuarial principles. Beginning in the year ended March 31, 2005, provisions for post employment benefits were calculated in accordance with IAS 19 (corridor method applied). As of March 31, 2006 pursuant to amendments to IAS 19, the liability for post employment benefits was recorded at DBO (equals PBO) and accumulated actuarial gains and losses were recognized in the income statement. (see also 2.1.1.1 Pension liabilities).
2.1.1.3 Anniversary bonuses
At March 31, 2004, the Company calculated the provision utilizing a standard present value method using actuarial principles. Beginning in the year ended March 31, 2005, provisions for post employment benefits were calculated in accordance with IAS 19 (no corridor method applicable).
The effects of described changes in the accounting for all employee benefits mentioned above on net income were -3,792 TEUR for the year ended March 31, 2006 and -3,432 TEUR for the year ended March 31, 2005.
2.1.2. Presentation of transactions with associated and affiliated companies
As of March 31, 2006, balances receivable from or payable to voestalpine Stahl Donawitz GmbH & Co KG are presented as third parties trade receivables/payables. In the balance sheet as of March 31, 2005 accounts receivable of 641 TEUR and accounts payable of 21,224 TEUR were incorrectly presented in receivables from or payables to affiliated and associated companies.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
2.2. Detailed principles:
2.2.1. Fixed assets
a)	Intangible fixed assets are stated at acquisition cost and are amortized by straight line method over the useful economic life as follows:
25% p.a. software
6 — 25% p.a. sourcing rights
b)	Tangible fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated on a straight line basis. The following rates were applied:
3 — 12 % p.a. buildings
6 — 25 % p.a. machinery, tools and equipment
5 — 25 % p.a. furniture, fixtures and office equipment
In case of an impairment, intangible and tangible assets are written down to fair value. Existence of an impairment is presumed if the fair value falls significantly below the carrying value of an asset and recovery of such condition is not expected in the near future.

Pursuant to section 13 of the Income Tax Act 1988, assets costing less than 400 EUR are fully depreciated in the year of acquisition. In the table “analysis of fixed assets” (refer to Attachment 1 to the notes) such assets are presented in the columns “Additions”, “Disposals” and “Depreciation of the period”.

c)	Financial assets

Investments are recorded at cost. In case of an impairment, investments are written down to their fair value. Existence of an impairment is presumed if the fair value falls significantly below the carrying value of an investment and recovery of such condition is not expected in the near future.

Marketable securities are recorded at the lower of acquisition costs and market value on the balance sheet date.

Loans are stated at acquisition cost, less repayments.
2.2.2. Inventories
Raw materials and supplies are recorded at the lower of cost and market or replacement value. Cost is determined at weighted average cost. Spare parts are expensed.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
A provision for obsolescence is recorded based on turnover of raw materials and supplies.
Unfinished and finished goods are recorded at variable production costs. Pursuant to sections 203 (3) and (4) ACC, the Company elected not to capitalize cost for social infrastructure, voluntary social benefits, pensions and other post employment benefits and interest on debt capital employed during production.
2.2.3. Accounts receivable and other assets
Receivables are stated at face value. Identified credit risks are reflected by individual allowance for bad debt. An additional general allowance for bad debt is recorded at 2.5% of receivables not adjusted individually (after deduction of credit insurance coverage).
Receivables with payment terms of more than one year are discounted.
Receivables denominated in foreign currency are translated into Euro at the lower of the exchange rate on the transaction date or the exchange rate of the balance sheet date. Amounts that are hedged by fixed foreign currency forward contracts are recorded at the rate stated in the contract.
2.2.4. Employee benefits
For the accounting principles used refer to Note 2.1.1.
The following assumptions have been used (for 2004, pensions only):

	Year ended March 31,
	2006	2005	2004
Interest rate	4.5%	5.5%	5.5%
Salary increases	3.0%	3.0%	3.0%
Pension increases	2.5%	2.5%	3.0%
Retirement age — female employees	max 60 years	max 60 years	max 60 years
Retirement age — male employees	max 65 years	max 65 years	max 65 years
For the year ended March 31, 2004, accrued post employment benefits and anniversary bonuses were calculated utilizing a discount rate of 6% (no salary increases were considered).
The transition guidelines pursuant to the last pension reform, enacted in 2003, were applied and the estimated maximum retirement age for blue collar workers was determined at 61 years.
Interest cost is included in the line item “interest and similar expenses” in the income statement.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
2.2.5. Other provisions
The individual warranty provisions are recorded for known claims at the amount at which the claims are expected to be settled.
Provision for claims relating to damages which have occurred before balance sheet date but are yet unknown are estimated by recording a warranty provision at 0.5% of annual gross sales.
The other provisions take into account all risks and potential losses and are measured at the best estimate of the expenditure required to settle obligations taking into account the principle of prudence.
2.2.6. Liabilities
Liabilities are recorded at the repayment amount. Liabilities denominated in foreign currency are recorded at the higher of the exchange rate on the transaction date or the exchange rate at the balance sheet date. If the amounts payable are hedged by foreign exchange forward contracts, the rate of the contract is applied.
2.2.7. Stock options
Voestalpine AG introduced a stock option plan during the year ended March 31, 2002 for the management staff of the group. Under this plan, the board members of voestalpine Tubulars GmbH & Co KG were offered a total of 8,688 options and key account managers were offered 6,960 options. At March 31, 2006 and 2005, 3,480 options remain outstanding. The expense related to these options is charged to the Company by voestalpine AG in the period in which the options are exercised.
2.2.8. Employee stock participation program
In return for general annual salary and wage increases below the annually agreed statutory rates (“kollektivvertragliche Lohn- und Gehaltserhöhungen”) employees of the voestalpine Group receive shares of voestalpine AG on an ongoing basis. The share awards pertain to annual salary and wage increases agreed as of the following dates:
November 2000
November 2002
November 2003
November 2005
The terms of each participation program were agreed with the workers council by special agreements (“Betriebsvereinbarungen”).

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
Based on these “Betriebsvereinbarungen”, vested shares remain in custody of the voestalpine staff-member trust.
The Company purchased the total of shares required for the November 2000 participation program up front, transferred them to the voestalpine staff-member trust and recorded the prepaid expense in the balance sheet line item “deferred charges”. For the remaining programs, the Company purchases the shares required to fulfill the respective plans on an ongoing basis. For disclosure as to expense related to stock participation plans refer to note 4 (income statement) item “personal expense”.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
3. NOTES TO THE BALANCE SHEET
A S S E T S
A. FIXED ASSETS
The development of intangible assets, property plant and equipment and investments as well as the respective amortization/depreciation expense are presented by line item in the fixed asset analysis (Attachment 1).
I. Intangible assets
Additions mainly relate to software. Intangible assets include a beneficial interest (“sourcing rights”) in certain production machinery which was acquired from voestalpine Stahl Donawitz GmbH in previous years. The carrying value at March 31, 2006 was 368 TEUR (March 31, 2005: 620 TEUR)
II. Property, plant and equipment
The carrying value of land totals 735.0 TEUR. Thereof:

Land	730.4 TEUR
Land unimproved	4.6 TEUR
During the 3 years ended March 31, 2006, the Company did not utilize significant assets which are “off balance sheet” (such as operating leases).
III. Financial assets
Loans relate to an amount issued to the Company’s health insurance fund during the year ended March 31, 2005. The short term portion amounted to 92.0 TEUR on March 31, 2006 and 2005, respectively.
Marketable securities comprise shares in investment funds held for the purpose of covering obligations related to post employment benefits and pensions as required by Austrian tax law.
B. CURRENT ASSETS
I. Inventories
During the year ended March 31, 2006, the Company changed its sales terms for deliveries to customers in the USA from FOB shipping point to FOB destination. Accordingly, as of March 31, 2006, finished goods include additional good in transit amounting to 4,436 TEUR.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
II. Accounts receivable and other assets
The details with respect to maturity of the accounts receivable and other assets is presented as follows:

	March 31, 2006			March 31, 2005
		Residual term			Residual term
		up to	more than		up to	more than
TEUR	Book value	1 year	1 year	Book value	1 year	1 year

Accounts receivable from trade	47,472	47,472	0	33,131	33,131	0

Accounts receivable from affiliated and associated companies	12,420	12,420	0	688	688	0

Other receivables
- financing	107,072	107,072	0	13,110	13,110	0
- other	7,576	7,576	0	6,640	6,640	0

Total other receivables	114,648	114,648	0	19,750	19,750	0

TOTAL	174,540	174,540	0	53,569	53,569	0

The Company sells accounts receivable pursuant to a factorization arrangement with a bank (non-recourse financing). At balance sheet date, accounts receivables amounting to 17,450 TEUR (previous year: 17,560 TEUR) were sold. At March 31, 2006, retentions from these sales amount to 2,009 TEUR (March 31, 2005 2,752 TEUR) and are included in “contingent obligations”, a balance disclosed below the balance sheet.
Other receivables (-financing) relate to funds invested in the cash pooling of the voestalpine group at market conditions (maturity up to 12 months).
As of March 31, 2006, of the line item other receivables (-other) an amount of 2,382 TEUR pertains to certain credits recognized during the fiscal year. Such credits relate to tax credits on previously paid energy consumption tax.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements

III.	Disclosure of allowances for accounts receivable pursuant to the requirement of section 226 (5) ACC

Receivables are stated at face value. Individual valuation allowances are provided for identifiable risks such as insolvency, legal proceedings, etc.

An allowance for doubtful accounts has been recorded at 2.5% for the credit risk at the balance sheet date not adjusted individually. At March 31, 2006, the allowance amounted to 229 TEUR (March 31, 2005 : 856 TEUR).
C. DEFERRED CHARGES
The item includes prepaid freight of 589 TEUR (previous year: 0 TEUR) and prepaid expense for the employee stock participation program of 1,031 TEUR (previous year: 1,292 TEUR).
LIABILITIES AND PARTNERS’ CAPITAL
A. PARTNERS’ CAPITAL
As of March 31, 2006 and 2005 the ownership structure is presented as follows:

voestalpine Tubulars GmbH (unlimited partner)	2 TEUR
voestalpine Bahnsysteme Vermögens verwaltungs GmbH (limited partner)	8,991 TEUR
Grant Prideco European Holding LLC (limited partner)	8,995 TEUR

Total	17,988 TEUR

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
B. PROVISIONS AND ACCRUALS
The book value and the corresponding tax value of the various components of “Provisions and Accruals” are as follows:

	March 31, 2006		March 31, 2005
		Tax value		Tax value
TEUR	Book value	(§14 ITA 1988)	Book value	(§14 ITA 1988)

Accrued post employment benefits	14,980	8,891	10,583	8,036

Pensions	727	133	558	343

Accrued anniversary bonuses	3,611	2,169	3,207	1,995

Accrued vacations	2,898	2,898	2,325	2,325

Other provisions and accruals	5,918	3,486	7,459	6,077

TOTAL	28,134	17,577	24,132	18,776

Other provisions and accruals include:

	March 31, 2006	March 31, 2005
TEUR	Book value	Book value

Accrued commissions	426	697

Provision for warranties	3,181	2,601

Accrued personnel expense	1,234	3,091

Others	1,077	1,070

TOTAL	5,918	7,459

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
C. LIABILITIES
The following table presents the maturity of liabilities:

	March 31, 2006				March 31, 2005
	Book	Residual term in years			Book	Residual term in years
	value				value
TEUR		up to 1	1 to 5	more than 5		up to 1	1 to 5	more than 5

European Recovery Program (“ERP”) Bank loans	606	606	0	0	1,817	1,211	606	0

Liabilities to banks	922	6	0	916	999	1	0	998

Advance payments	2,131	2,131	0	0	3,239	3,239	0	0

Trade accounts payable- 3rd party	37,728	37,728	0	0	8,930	8,930	0	0

Accounts payable to affiliated and associated companies	98	98	0	0	21,243	21,243	0	0

Other liabilities
- financing	0	0	0	0	605	605	0	0
- other	11,310	11,310	0	0	6,180	6,180	0	0

thereof for taxes	967	967	0	0	615	615	0	0
thereof for social security	2,100	2,100	0	0	1,039	1,039	0	0

Total other liabilities	11,310	11,310	0	0	6,785	6,785	0	0

TOTAL	52,795	51,879	0	916	43,012	41,409	606	998

The item “other liabilities” as of March 31, 2006 and 2005 comprises the following expenses recognized in the years ended March 31, 2006 and 2005, respectively:

in TEUR	March 31, 2006	March 31, 2005

Wages and Salaries	4,455	1,493
Taxes and dues	967	615
Social security contributions	2,100	1,039
Expense for early retirement plan	907	729
Expense for paid absence and accrued Christmas and vacation remunerations	1,536	1,341

D. DEFERRED CREDIT
The balance comprises deferred government grants (rewarding increased capital expenditures) for the years 2002 and 2003 which were received in the years ended March 31, 2006 and 2005 respectively. The granted amounts are realized straight line over a period of 10 years and is included in the income statement under other operating income.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
Contingent Obligations
Contingent obligations amount to 2,009 TEUR and relate to uninsured credit risk (risk retention) of factorized accounts receivable (previous year: 2,752 TEUR). In the previous year the amount of contingent liabilities disclosed below the balance sheet also included guarantees for own performance and bid bonds.
4. NOTES TO THE STATEMENT OF INCOME
Sales

	Year Ended March 31,
	2006	2005	2004
		(TEUR)

Sales — domestic	48,249	36,291	25,350

Sales — export	449,947	248,585	171,456

- thereof European Union	91,502	56,770	19,068

- thereof Other Europe	6,052	5,244	2,334

- thereof CIS	65,679	36,014	40,762

- thereof USA	177,916	105,926	67,326

- thereof Others	157,047	80,922	67,316

TOTAL	498,196	284,876	196,806

Export sales include revenue from deliveries to Grant Prideco Group amounting to 72,429 TEUR, 36,950 TEUR AND 35,596 TEUR for the years ended March 31, 2006, 2005, and 2004.
Income from the reversal of provisions relates to the following:

	Year Ended March 31,
	2006	2005	2004
		TEUR

Warranty expense	565	269	526
Other expenses	170	971	330
Other	399	272	884

TOTAL	1,134	1,512	1,740

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
Personnel expenses
The following table details the average number of employees:

	Year Ended March 31,
	2006	2005	2004

Blue collar workers	853	727	677

White collar workers	138	134	128

TOTAL	991	861	805

Contracted labor (blue collar workers)	—	12	25

Expenses for post employment benefits (“Abfertigungen”) and pensions relate to the following groups of employees:

	Year Ended March 31,
	2006		2005		2004
	Post		Post		Post
	employment		employment		employment
TEUR	benefits	Pensions	benefits	Pensions	benefits	Pensions

Board Members and key account managers	224	150	203	-109	—	—

Other staff	4,568	773	4,289	352	-332	622

Subtotal	4,792	923	4,492	243	-332	622

- less interest component	-662	-30	-554	-29	-151	-109

TOTAL	4,130	893	3,938	214	-483	513

The expense for post employment benefits comprise contributions to a special fund administrating post employment benefits (“Mitarbeitervorsorgekasse”) amounting to 134 TEUR, 42 TEUR and 11 TEUR for the years ended March 31, 2006, 2005, and 2004, respectively.
Personnel expenses include expenses for employee participation programs amounting to 650 TEUR, 489 TEUR and 337 TEUR for the years ended March 31, 2006, 2005, and 2004, respectively.
Financial results
The item “Interest and similar expenses” includes the annual interest cost related to defined benefit plans such as post employment benefit plans, pension plans and anniversary bonus plan amounting to a total of 862 TEUR, 712 TEUR and 600 TEUR for the years ended March 31, 2006, 2005, and 2004, respectively.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
Other information
The Company elected to omit disclosure of the amount of compensation of the managing directors pursuant to section 241 (4) ACC. The remuneration for the supervisory board of the general partner totaled 1 TEUR, 1 TEUR and 4 TEUR for the years ended March 31, 2006, 2005 and 2004, respectively.
At the balance sheet date the Company has obligations to settle foreign currency forward contracts entered to hedge trade receivables. The extent of open derivatives and their related fair values at balance sheet date are presented in the following table:

in TEUR	Fair Value	maturity

Foreign currency forward transactions	1,614	< 1 year

The fair value is determined applying the “marked to market” method and represents the amount required to settle the derivative instruments at the balance sheet date.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
5. NOTES TO THE RECONCILIATION OF THE FINANCIAL STATEMENTS FROM AUSTRIAN GAAP TO US-GAAP AS OF MARCH 31, 2004 AND FOR THE YEAR THEN ENDED
RECONCILIATION
Setout below is a reconciliation of the net income and Partners’ Capital under Austrian GAAP to those under US-GAAP as of March 31, 2004 and for the year then ended and narrative descriptions of differences between Austrian and US-GAAP as applicable for all periods presented to comply with SEC requirements.

			Year ended
			March 31, 2004
			(EUR)
Net income in accordance with Austrian GAAP			7,905,045

Inventories	a	)	233,482
Pensions	b	)	(270,332)
Postemployment benefits	c	)	(1,120,507)
Anniversary bonuses	d	)	(48,589)
Provisions for losses on inventory	e	)	149,113
Unrealized gain/loss on available-for-sale securities	g	)	(46,007)

Net income in accordance with US-GAAP			6,802,205

			As of March 31, 2004
			(EUR)
Partners’ Capital in accordance with Austrian GAAP			60,087,342
Untaxed reserves	h	)	178,361

			60,265,703
Inventories	a	)	1,476,401
Pensions	b	)	181,505
Postemployment benefits	c	)	(3,406,417)
Anniversary bonuses	d	)	(208,351)
Financial Instruments	f	)	(95,177)

Partners’ Capital in accordance with US-GAAP			58,213,664

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements

The material adjustments made for US-GAAP purposes as analyzed above are as follows (no additional GAAP differences should apply for years ended March 31, 2006 and 2005):
a) Inventories
Austrian GAAP manufacturing costs include direct material and labor and the applicable variable manufacturing overheads. US-GAAP manufacturing cost in addition include fixed manufacturing overheads.
b) Provisions for defined benefit pension plan1)
Defined benefit pension plan:
The Company provides defined benefits for some its executive officers and their surviving dependents. In addition the Company has the obligation to pay a defined amount for certain employees, based on a contractual settlement of pension benefit obligations.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
Provision for pension payments were calculated using actuarial principles and applying the projected unit credit (PUC) method. The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Differences between the liability recorded in the financial statements according to Austrian GAAP and liabilities to be recorded according to US GAAP as of March 31, 2004 mainly relates to the treatment of actuarial gains and losses.
Under US GAAP, actuarial gains must be recognized if they exceed a threshold of 10% of the higher of PBO and market value of plan assets at the beginning of the fiscal year (“corridor”). Amounts in excess of the corridor are amortized over the average remaining service period of 5 years.
For Austrian GAAP, as of March 31, 2004 actuarial gains and losses were immediately recognized.
c) Provisions for post employment benefits1)
Certain employees are eligible to receive severance payments upon involuntary termination of their employment as well as upon retirement. Eligible employees receive severance payments equal to a multiple of their monthly compensation which comprises fixed compensation plus variable elements like overtime. Maximum severance is equal to a multiple of twelve times the eligible monthly compensation. In case of death, the heirs of an eligible employee will receive 50% of the severance benefits.
For presentation in the financial statements as of March 31, 2004 according to Austrian GAAP the Company calculated the accrued post employment benefits utilizing a standard present value method. The estimates are based on actuarially computed best estimates of long-term rate of obligation escalation.
For US-GAAP purposes, accrued postemployment benefits are calculated utilizing the PUC method applying different discount rates and an additional rate for compensation increase. Actuarial gains and losses in excess of the corridor threshold are amortized over the average remaining service period of 15 years.
d) Accrued anniversary bonuses1)
Employees are eligible to receive a cash bonus after a specified service period. The bonus is equal to one month salary after 25 years of service, two months salary after 35 years of service and 3 months salary after 40 years of service. The compensation is accrued as earned over the period of service taking into account estimates of employees whose employment will be terminated.
In the financial statements according to Austrian GAAP, the liability as of March 31, 2004 was calculated utilizing a standard present value method.
For US GAAP purposes, accrued anniversary bonuses were calculated utilizing the PUC method (full recognition of actuarial gains/losses).

1)	For differences arising from changes in accounting policy in the financial statements according to Austrian GAAP refer to Note 2.1.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
e) Inventories -Anticipated losses from firm purchase commitments
Austrian GAAP allows for exclusion of fixed manufacturing overheads when determining cost of inventories (see also Note 5a). Thus, the calculation and timing of recognition of anticipated losses related to firm purchase commitments may differ under US GAAP.
As of March 31, 2004, the Company calculated the provision for inventory losses relating to firm purchase commitments utilizing a full cost approach. However, in the financial statements according to Austrian GAAP, prior to April 1, 2003, the Company excluded fixed manufacturing overhead cost when determining losses on inventory pertaining to firm purchase commitments. Accordingly, in the year ended March 31, 2004, net income according to Austrian GAAP is different from net income according to US GAAP.
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
In 2003, the Company introduced a policy to hedge all significant foreign currency items. For US GAAP purposes, foreign currency exchange forwards are recognized in the balance sheet at their fair value. Changes in the fair value of foreign exchange forwards, which relate to future transactions are recognized directly in equity, provided certain criteria relating to hedge accounting were met. For Austrian GAAP, the foreign exchange forwards, which relate to future transactions are not recognized in the balance sheet.
The Company also entered into two interest rate swap agreements to reduce the exposure to changes in floating interest rate payments of the long-term bonds. Floating rate payments were based on rates tied to the European inter-bank offered rate. The variable rates amounted to 2.181% at March 31, 2004.
For US GAAP the interest rate swaps were recognized in the balance sheet at its fair value. Changes in fair value were directly posted to equity in 2004. For Austrian GAAP the interest rate swaps are not recognized.
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
h) Untaxed reserves
Untaxed reserves represent investment allowances which are not considered as a component of Partners’ Capital under Austrian GAAP until certain requirements imposed by Austrian income tax rules are complied with. Since the entity is not subject to income tax, under US GAAP, the related amount was added back as a component of Partners’ Capital at March 31, 2004.

6. Statements of Cash Flows (in accordance with International Accounting Standard No. 7)

	For the year ended March 31,
	2006	2005	2004
	EUR	EUR	EUR
Cash flows from operating activities
Net income for the year	139,602,921	20,004,816	7,905,045
Adjustments to reconcile net income to net cash provided in operating activities:
Loss/gain on sale of assets	18,399	(755)	(28,342)
Depreciation and Amortization	5,854,354	5,718,702	5,154,036
Revaluation of financial assets	(46,007)	(28,754)	(46,007)
Changes in current assets and liabilities:
Accounts receivable	(26,071,730)	(29,843,044)	4,135,616
Inventories	(15,197,606)	(15,893,794)	(1,145,665)
Other current assets	(936,435)	(2,655,204)	(432,185)
Other assets	(136,879)	558,462	261,364
Advance payments	(1,108,076)	2,527,930	(764,546)
Accounts payable	7,653,314	12,410,591	1,425,876
Other current liabilities	4,162,972	5,387,463	(1,160,768)
Other long term liabilities	4,969,158	5,136,083	(169,284)

Cash provided by operating activities	118,764,386	3,322,494	15,135,140

Cash flows from investing activities
Sale of assets — proceeds	101,460	755	28,342
Additions to property, plant and equipment, net	(4,992,399)	(893,912)	(7,304,562)
Additions to intangible assets	(172,951)	(574,182)	(657,553)
Decrease / increase in financial assets	81,372	(997,540)	162

Cash used in investing activities	(4,982,518)	(2,464,879)	(7,933,611)

Cash flows from financing activities
Dividends paid	(20,000,000)	(12,900,000)	(23,330,000)
Repayment of long-term debt	(1,287,551)	(247,332)	(5,170,437)
Repayment of other liabilities — financing	(605,029)	(1,331,063)	(1,331,063)

Cash used in financing activities	(21,892,580)	(14,478,395)	(29,831,500)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,889,288	(13,620,780)	(22,629,970)
voestalpine group treasury, beginning of year	13,109,521	28,873,360	50,627,164
Cash, beginning of year	2,241,769	98,710	974,877
voestalpine group treasury, end of year	(107,072,255)	(13,109,521)	(28,873,361)

Cash, end of year	168,322	2,241,769	98,710

7. Statements of Partners’ Capital (Austrian GAAP)

	Unlimited partners'	Limited partners'	Additional	Retained	Net
	share	share	paid-in capital	earnings	profit	TOTAL
	EUR	EUR	EUR	EUR	EUR	EUR
Balance, March 31, 2003	1,817	17,986,526	477,294	33,526,570	23,330,974	75,323,181
Net income					7,905,045	7,905,045
Reversal of retained earnings				(5,000,000)	5,000,000
Dividends paid 2002/03					(23,330,000)	(23,330,000)
Allocation to retained earnings				189,115		189,115

Balance, March 31, 2004	1,817	17,986,526	477,294	28,715,685	12,906,019	60,087,341

Net income					20,004,816	20,004,816
Dividends paid 2003/04					(12,900,000)	(12,900,000)
Allocation to retained earnings				178,361		178,361

Balance, March 31, 2005	1,817	17,986,526	477,294	28,894,047	20,010,835	67,370,519

Net income					139,602,921	139,602,921
Dividends paid 2004/05					(20,000,000)	(20,000,000)

Balance, March 31, 2006	1,817	17,986,526	477,294	28,894,047	139,613,756	186,973,440

Dipl. Ing. Hubert WASTL	Hilkka WITT
Kindberg, September 25, 2006

Attachment I

voestalpine Tubulars GmbH & Co KG	DEVELOPMENT OF FIXED ASSETS

	Purchase-/Production Cost
	Position on			Reclassi-	Position on	Depreciation	Revaluation	Book Value	Book Value	Depreciation
	April 1, 2005	Additions	Disposals	fication	March 31, 2006	(cumulative)	for the period	March 31, 2006	March 31, 2005	for the period
	EUR	EUR	EUR	EUR	EUR	EUR	EUR	EUR	EUR	EUR

Software	3,000,692	97,285	5,555	—	3,092,422	2,369,578	—	722,845	960,352	334,792
Energy easement	1,924,487		—	—	1,924,487	1,924,487	—	—	—
Sourcing rights	2,262,253		—	—	2,262,253	1,894,058	—	368,195	620,219	252,024
Payments on account and software not yet in use	223,758	75,666	—		299,423	—	—	299,423	223,758	—

Intangible Assets	7,411,190	172,951	5,555	—	7,578,586	6,188,123	—	1,390,463	1,804,328	586,816

Built-up land with residential buildings
Value of buildings with industrial and office buildings	3,600	—	3,600	—	—	—	—	—	—	—
Property value	730,615	—	234	—	730,381	—	—	730,381	730,615	—
Value of buildings	48,555,504	1,211	—	—	48,556,714	42,421,845	—	6,134,869	6,937,470	803,811
Vacant land	4,633	—	—	—	4,633	—	—	4,633	4,633	—

Land and buildings	49,294,352	1,211	3,834	—	49,291,728	42,421,845	—	6,869,883	7,672,718	803,811
Machinery and equipment	166,744,463	1,557,364	147,144	354,984	168,509,667	146,833,865	—	21,675,802	23,120,954	3,356,568
Fixtures and fittings, tools and equipment	16,103,485	1,056,214	241,342	32,729	16,951,085	14,813,874	—	2,137,212	2,155,620	1,107,159
Payments on account and tangible assets in course of construction	506,213	2,377,610	118,500	(387,713)	2,377,610	—	—	2,377,610	506,213	—

Property, plant and equipment	232,648,512	4,992,399	510,821	—	237,130,091	204,069,584	—	33,060,507	33,455,505	5,267,538

Investments	44	—	—	—	44	—	—	44	44	—
Loans receivable	1,020,655	—	104,487	—	916,168	—	—	916,168	997,540	—
Securities (loan stock rights) held as fixed assets	4,179,327	—	—	—	4,179,327	119,206	46,007	4,106,128	4,060,121	—

Financial Assets	5,200,027	—	104,487	—	5,095,540	119,206	46,007	5,022,340	5,057,705	—

Total Assets	245,259,729	5,165,349	620,862	—	249,804,216	210,376,913	46,007	39,473,310	40,317,538	5,854,354

EXHIBIT INDEX

Exhibit Number	Description
23.3	Consent of KPMG Wirtschaftsprüfungs- und Steuerberatungs GmbH
31.3	Certification of Michael McShane
31.4	Certification of Matthew D. Fitzgerald
32.2	Section 906 Certification