Form 10-Q
period 2006-09-30
GRANT PRIDECO INC
filed 2006-11-09
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large Accelerated Filer ☑       Accelerated Filer ☐       Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 1, 2006
Common Stock, par value $0.01 per share	128,041,482

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GRANT PRIDECO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Income:
Revenues	$451,349	$352,228	$1,297,558	$961,271
License and royalty income	20,000	—	20,000	—

	471,349	352,228	1,317,558	961,271

Operating Expenses:
Cost of sales	239,486	201,438	695,380	549,631
Sales and marketing	38,803	34,824	112,088	101,182
General and administrative	23,613	25,150	79,943	74,226
Research and engineering	9,006	5,965	25,263	17,917

	310,908	267,377	912,674	742,956

Operating Income	160,441	84,851	404,884	218,315
Interest Expense	(3,687)	(5,138)	(11,105)	(24,378)
Other Income (Expense), Net	121	2,920	(1,726)	7,513
Equity Income in Unconsolidated Affiliates	26,619	15,927	91,280	33,849
Refinancing Charges	—	(21,654)	—	(57,086)

Income Before Income Taxes and Minority Interests	183,494	76,906	483,333	178,213
Income Tax Provision	(54,865)	(25,453)	(150,922)	(59,646)

Income Before Minority Interests	128,629	51,453	332,411	118,567
Minority Interests	(2,157)	(3,339)	(7,922)	(7,959)

Net Income	$126,472	$48,114	$324,489	$110,608

Basic Net Income Per Share:
Net income per share	$0.97	$0.37	$2.47	$0.87
Basic weighted average shares outstanding	130,606	128,373	131,158	126,511

Diluted Net Income Per Share:
Net income per share	$0.95	$0.37	$2.43	$0.85
Diluted weighted average shares outstanding	132,649	131,657	133,378	129,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$97,961	$28,164
Short-term investments	6,000	—
Accounts receivable, net of allowance for uncollectible accounts of $4,970 and $5,856 for 2006 and 2005, respectively	330,523	268,450
Inventories	459,544	360,630
Deferred charges	4,574	14,629
Current deferred tax assets	37,020	39,957
Other current assets	15,854	14,425

	951,476	726,255
Property, Plant and Equipment, Net	271,228	238,770
Goodwill	420,111	421,627
Other Intangible Assets, Net	54,197	58,181
Investment in Unconsolidated Affiliate	107,231	84,547
Other Assets	11,270	10,904

	$1,815,513	$1,540,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$3,844	$7,045
Accounts payable	115,016	92,290
Accrued payroll and benefits	61,434	61,863
Deferred revenues	20,981	25,336
Income taxes payable	86,578	24,708
Other accrued liabilities	27,070	35,404

	314,923	246,646
Long-Term Debt	202,857	217,484
Deferred Tax Liabilities	13,544	38,171
Other Long-Term Liabilities	25,307	29,365
Commitments and Contingencies	—	—
Minority Interests	14,931	12,463
Stockholders’ Equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value; issued 132,612 and 130,927 in 2006 and 2005, respectively	1,326	1,309
Capital in excess of par value	683,948	647,211
Unearned compensation	—	(6,573)
Retained earnings	705,782	381,293
Accumulated other comprehensive loss	(1,522)	(19,496)
Treasury stock, at cost	(155,506)	(17,862)
Deferred compensation obligation	9,923	10,273

	1,243,951	996,155

	$1,815,513	$1,540,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net income	$324,489	$110,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,014	33,956
Gain on sale of business	—	(1,577)
Debt refinancing costs	—	51,834
Deferred income tax	(24,718)	(18,605)
Equity income in unconsolidated affiliates, net of dividends	(3,561)	(21,808)
Stock-based compensation expense	9,306	8,242
Deferred compensation expense	1,984	1,919
Minority interests in consolidated subsidiaries, net of dividends	2,287	1,824
(Gain) loss on sale of fixed assets, net	(578)	1,064
Change in operating assets and liabilities:
Accounts receivable	(60,070)	(28,189)
Inventories	(99,671)	(77,985)
Deferred charges	10,055	4,384
Accounts payable	24,804	14,825
Deferred revenues	(5,012)	(4,144)
Income taxes payable	63,887	51,863
Other accrued liabilities	(15,184)	(9,351)
Other, net	996	6,829

Net cash provided by operating activities	265,028	125,689
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	(64,472)	(20,324)
Acquisition of businesses, net of cash acquired	—	(28,725)
Proceeds from sale of business	—	2,521
Purchases of available-for-sale securities	(153,400)	—
Proceeds from sale of available-for-sale securities	147,400	—
Other, net	1,091	(3,587)

Net cash used in investing activities	(69,381)	(50,115)
Cash Flows From Financing Activities:
(Repayments) borrowings on credit facility, net	(11,200)	70,000
Repayments on debt, net	(6,756)	(177,991)
Debt redemption premium	—	(43,778)
Debt issuance costs	—	(6,041)
Proceeds from stock option exercises	17,064	59,276
Excess tax benefits on stock option exercises	12,172	—
Repurchase of common stock	(136,788)	—
Other, net	(210)	(975)

Net cash used in financing activities	(125,718)	(99,509)
Effect of Exchange Rate Changes on Cash	(132)	483

Net Increase (Decrease) in Cash	69,797	(23,452)
Cash at Beginning of Period	28,164	47,552

Cash at End of Period	$97,961	$24,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. General
Basis of Presentation
     The accompanying condensed consolidated financial statements of Grant Prideco, Inc. (the “Company” or “Grant Prideco”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions between Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements, have been included. Certain prior period amounts have been reclassified to conform to current year presentation. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     In the Company’s annual report on Form 10-K for the year ended December 31, 2005, it identified the most critical accounting policies upon which its financial condition depends as those relating to revenue recognition (see discussion below), allowance for uncollectible accounts, inventory valuation, fair value estimations for assets acquired and liabilities assumed in a business combination, impairment of long-lived assets, impairment of goodwill and other intangible assets, valuation allowance for deferred tax assets, estimates related to contingent liabilities and future claims and pension liabilities. Additionally, due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment”, in the first quarter of 2006, the Company identified stock-based compensation as a critical accounting policy and estimate (see Note 3 for further discussion).
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
Revenue Recognition
     The Company recognizes revenues when the earnings process is complete and collectibility is reasonably assured. With respect to the Drilling Products and Services and Tubular Technology and Services segments, this includes satisfying the following criteria: the arrangement with the customer is evident; the sales price is fixed or determinable; the manufacturing process is complete (including completion of all required inspections); title and risk of loss have passed to the customer and all delivery obligations have been met. If requested in writing by the customer, delivery may be satisfied through delivery to the Company’s customer storage location or to a third-party storage facility. With respect to the Drill Bits segment, drill bit sales and rental revenues are recognized when the customer runs the drill bit. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenues as services are performed. Additionally, the Company recognizes revenues associated with rebillable shipping costs.

     For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are deferred until the customer takes physical possession. At September 30, 2006, the Company had deferred revenues and charges related to such transactions of $5.5 million and $4.6 million, respectively. At December 31, 2005, the Company had deferred revenues and charges of $21.4 million and $14.6 million, respectively. The deferred charges represent customer-owned finished goods inventory on deferred sales transactions for which legal title transfer has occurred, but the product is not yet in the customer’s physical possession.
2. License and Royalty Agreement
     On September 29, 2006, the Company entered into a technology licensing agreement with a competitor to use ReedHycalog’s patented technology for the shallow leaching of PDC cutters in exchange for $20 million in guaranteed non-refundable and non-cancelable payments ($10 million was paid in October 2006 and $10 million is to be paid on or before January 15, 2007) and future royalty payments. At September 30, 2006, collection of the $20 million is reasonably assured and performance has been completed as the Company has no remaining obligations under the agreement. Therefore, the Company has recognized $20 million as “License and Royalty Income” in the accompanying Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2006. Beginning on April 1, 2008, the Company will be paid, on a quarterly basis, a royalty determined on actual licensed drill bits invoiced by the competitor. The Company will recognize these royalties as income in the period the competitor sells its licensed drill bits.
3. Stock-Based Compensation
     The Company has stock-based employee compensation plans that are described below. Prior to 2006, the Company accounted for employee stock options using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” The Company also complied with the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” The provisions of APB No. 25 required compensation expense to be recognized in operations for restricted stock, but did not require expense recognition for unvested stock options or for awards granted under an Employee Stock Purchase Plan (ESPP) as the Company issued options at exercise prices equal to the market value of the Company’s Common Stock on the date of grant and because the Company’s ESPP was noncompensatory. The pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the financial statements.
     Effective January 1, 2006, the Company adopted SFAS No. 123 (R), “Share-Based Payment,” a revised standard that establishes accounting for stock-based payment transactions when a company receives employee services in exchange for equity instruments. Under the new standard, companies are required to account for stock-based compensation using the fair value of equity awards at the grant date, with the fair value recognized in operations during the employee’s requisite service period (typically the vesting period). Additionally, compensation cost is recognized based on awards that are ultimately expected to vest: therefore, the compensation cost recognized on stock options is reduced for estimated forfeitures based the Company’s historical forfeiture rates. The Company elected to use the modified prospective application transition method set out in SFAS No. 123 (R). That method requires recognition of compensation expense for stock-based payment awards that are granted, modified, repurchased or cancelled after 2005. Compensation expense for unvested stock options outstanding as of January 1, 2006 for which the requisite service has not been rendered is being recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123. Prior periods were not restated to reflect the impact of adopting the new standard.

     Following is a summary of the Company’s net income and net income per share for the three- and nine-month periods ended September 30, 2005 as reported and on a pro forma basis as if the fair value-recognition provisions of SFAS No. 123 had been applied. For purposes of the pro forma disclosure, the estimated fair values of options are amortized to expense over the options’ vesting period.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands)
Net Income As Reported	$48,114	$110,608
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,906	5,474
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,021)	(8,939)

Pro Forma Net Income	$46,999	$107,143

Net Income Per Share:
Basic, as reported	$0.37	$0.87
Basic, pro forma	0.37	0.85
Diluted, as reported	0.37	0.85
Diluted, pro forma	0.36	0.83
     SFAS No. 123 (R) requires all stock-based compensation related to unvested stock awards, including stock options and the ESPP, to be recognized by the Company as an operating expense. Adoption of the new standard resulted in decreases for the three- and nine-month periods ended September 30, 2006 in income before income taxes of $1.0 million and $3.6 million, respectively, net income of $0.7 million and $2.3 million, respectively, and reduced basic and diluted earnings per share by less than $0.01 and approximately $0.02 per share, respectively. Total stock-based compensation expense recorded for all share-based payment arrangements for the three- and nine-month periods ended September 30, 2006 was $2.1 million, excluding a $0.7 million tax benefit, and $11.4 million, excluding a $4.0 million tax benefit, respectively. For the three- and nine-month periods ended September 30, 2005, stock-based compensation expense recorded for all share-based payment arrangements was $2.8 million, excluding a $0.9 million tax benefit, and $8.2 million, excluding a $2.8 million tax benefit, respectively. Stock-based compensation expense for all share-based arrangements is primarily recorded in “General and Administrative” expenses in the accompanying Condensed Consolidated Statement of Operations. Additionally, no stock-based compensation costs were capitalized.
     Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows in the accompanying Condensed Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires the cash flows that result from tax deductions in excess of the compensation expense recognized as an operating expense in 2006, and reported in pro forma disclosures prior to 2006 for those stock options (excess tax benefits), to be classified as financing cash flows. The excess tax benefit for the nine-month period ended September 30, 2006 in the amount of $12.2 million that is now classified as a financing cash flow would have been classified as an operating cash flow prior to the adoption of SFAS No. 123 (R).
Stock Option and Restricted Stock Plans
     The Company has stock option plans pursuant to which directors, officers and other key employees may be granted stock options and restricted stock to purchase shares of Grant Prideco Common Stock (Common Stock). Stock options are typically granted at the fair market value of the Common Stock on the date of grant, with multi-year cliff vesting or graded vesting. Stock options with cliff vesting are available to the option holder for exercise at the end of the vesting period, while graded vesting stock options accrue to the benefit of the option holder at established points during the vesting period. The requisite service period for stock options to vest is typically during three years, with expiration 10 years subsequent to the grant date. Restricted stock is subject to certain restrictions on ownership and transferability when granted.
     Prior to the adoption of SFAS No. 123 (R), the Company used the accelerated expense attribution method for stock options with graded vesting to calculate the pro forma effects on net income for historical disclosure purposes. Under this method, approximately 60% of the total expense related to an award is recognized in the first year of the requisite service period subsequent to the grant date. However, SFAS No. 123 (R) also allows for the cost of graded vesting awards to be amortized using the straight-line method over the requisite service period. Upon adoption of SFAS No. 123 (R), the Company made the election to amortize graded vesting stock options using the straight-line method for awards in 2006 and subsequent years for purposes of calculating stock-based compensation expense. This change in the method of expense recognition did not have a material impact on the financial statements for the three- and nine-month periods ended September 30, 2006.
     In May 2006, shareholders voted to approve the 2006 Grant Prideco Long-Term Incentive Compensation Plan (the “2006 Plan”) previously adopted by the Board of Directors in February 2006. The 2006 Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any employee or non-employee director or consultant of the Company or one of its affiliates. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. The terms of the issuances to date under the 2006 Plan are consistent with awards previously granted. Under the 2006 Plan, there are 3.5 million Common Shares available for grant. The Company may either reissue treasury shares or issue new shares of its Common Stock in satisfaction of these awards.
     The Company has in effect a 2000 Employee Stock Option and Restricted Stock Plan, a 2000 Non-Employee Director Stock Option Plan and a 2001 Employee Stock Option and Restricted Stock Plan. In connection with the approval of the Company’s 2006 Plan in May 2006, no future grants will be made under these plans.
     The Company also has stock options granted to employees and directors of Weatherford that were granted prior to September 1998. Under the terms of the Grant Prideco spinoff from Weatherford in April 2000, these employees and directors were granted an equal number of options to purchase Common Stock. The Company granted a total of 1,247,255 stock options related to the Weatherford grants prior to September 1998. As of September 30, 2006, options outstanding related to the Weatherford grants prior to September 1998 were 104,300.
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

	Nine Months Ended
	September 30,
	2006	2005
	(Actual)	(Pro Forma)
Valuation Assumptions:
Expected Option Term (Years)	5	5
Expected Volatility	40%	41%
Expected Dividend Rate	—	—
Risk Free Interest Rate	4.73%	3.87%
Weighted-Average Grant Date Fair Value	$15.49	$9.10
     The expected 5-year term of the options was determined by analyzing the historical pattern of post-vesting exercise and abandonment behavior, with consideration given to the 10-year contractual term of the options and varying option grant conditions.
     Following is a summary of the Company’s stock options, including the Weatherford grants made prior to September 1998, as of September 30, 2006:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at the Beginning of the Year	4,747,388	$12.91
Options Granted During the Year	307,750	36.73
Options Exercised	(1,482,957)	11.51
Options Forfeited	(39,705)	19.16

Outstanding at the End of the Period	3,532,476	$15.50	7.80	$79,627,044

Exercisable at the End of the Period	2,679,146	$12.72	7.45	$67,809,004

     As of September 30, 2006, there was $4.4 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of stock options (defined as the amount by which the market price of the Common Stock on the date of exercise exceeds the exercise price of the stock option) exercised during the three- and nine-month periods ended September 30, 2006 was $0.7 million and $56.9 million, respectively. During the comparable period in 2005, the total intrinsic value of stock options exercised was $44.9 million and $59.4 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.4 million and $19.9 million for the three- and nine-month periods ended September 30, 2006, respectively, and $13.2 million and $17.7 million for the three- and nine-month periods ended September 30, 2005, respectively.
     Additional compensation expense of $0.1 million and $1.1 million was recognized for the three- and nine-month periods ended September 30, 2005, primarily related to accelerated vesting for certain stock option awards.
     Restricted Stock Plans
     At September 30, 2006, there were 836,040 shares of restricted stock awarded to officers and other key employees. Most of the outstanding shares vest with the passage of time, although certain of the restricted shares include an accelerated vesting schedule based on the achievement of certain predetermined performance metrics as discussed below.
     The fair value of restricted stock awards is based on the fair value of the Common Stock on the date of grant. Compensation expense related to all restricted stock awards, including the tax gross-up bonus component described below, was $1.2 million and $7.8 million for the three- and nine-month periods ended September 30, 2006, respectively, and $2.7 million and $7.1 million for the three- and nine-month periods ended September 30, 2005, respectively.
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
     The 2004 restricted stock award included a tax gross-up bonus component based on the incremental tax rate needed to reimburse the employees for the federal income taxes resulting from the vesting of the restricted stock. As the tax gross-up bonus component will change based on the share price at the vesting date, the estimated cash liability to the employees is considered to be a variable award under APB No. 25 and therefore the liability is required to be adjusted as the stock price changes. The recorded estimated tax gross-up liability based on the market value of Common Stock at September 30, 2006 was $7.3 million and is recorded in “Accrued Payroll and Benefits” in the accompanying Condensed Consolidated Balance Sheets.
     2006 Restricted Stock Award — Restricted stock awards were granted in 2006 for 206,365 shares. These awards, or a portion thereof, vest three years from the date of grant based on the outcome of a certain market condition. A lattice valuation model was utilized to estimate the fair market value at the date of grant, which is being used for expense recognition purposes. The most significant assumption used in the valuation model is the outcome of the market condition, which includes an evaluation of the rolling historical three-year performance of the Company within a defined peer group. If the market condition is not achieved at the end of the three year-vesting period, the restricted shares will expire unvested; however, in accordance with SFAS No. 123(R), compensation expense related to those restricted shares is not reversed.
     Following is a summary of restricted stock as of September 30, 2006:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Outstanding at the Beginning of the Year	585,550	$16.56
Awarded	287,065	41.05
Vested	(10,700)	42.84
Forfeited	(25,875)	17.16

Outstanding at the End of the Period	836,040	$24.62

     The fair value of restricted stock awards that vested during the nine-month periods ended September 30, 2006 and 2005 was $0.5 million and $13.2 million, respectively. No restricted stock awards vested during the three-month periods ended September 30, 2006 or 2005, respectively. At September 30, 2006, there was $7.9 million of unrecognized compensation cost related to restricted stock expected to be recognized over a weighted-average period of 0.9 years.

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
Valuation Assumptions:
Expected Option Term (Years)	1	1
Expected Volatility	40%	41%
Expected Dividend Rate	—	—
Risk Free Interest Rate	4.74%	2.79%
Weighted-Average Grant Date Fair Value	$12.87	$6.05
     Stock-based compensation expense of $0.3 million and $0.8 million related to the ESPP was recognized as an operating expense in the three- and nine-month periods ended September 30, 2006.
4. Comprehensive Income
     Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Net Income	$126,472	$48,114	$324,489	$110,608
Foreign Currency Translation Adjustments	1,302	1,760	8,327	(769)
Other Comprehensive Income (Loss) for Unconsolidated Affiliate, Net of Tax	(121)	(2,652)	9,647	(4,599)

Total Comprehensive Income	$127,653	$47,222	$342,463	$105,240

5. Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive, of which there were none for the three- and nine-month periods ended September 30, 2006 and 2005.
6. Short-Term Investments
     During 2006, the Company invested in auction rate securities, which are highly-liquid, variable-rate debt securities. While the underlying security has a long-term maturity (greater than 10 years), the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity. As such, the Company classified these investments as a current asset based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Liabilities”. The auction rate securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. The Company limits its investments to securities that carry a AAA (or equivalent) rating from a recognized rating agency.
     The Company’s investment in auction rate securities is accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. As of September 30, 2006, the aggregate fair value of the Company’s auction rate securities, classified as available-for-sale, was $6.0 million and there were no gains or losses included in accumulated other comprehensive loss or transferred out of accumulated other comprehensive loss into earnings. The Company had no investments in auction rate securities at December 31, 2005. For the three- and nine-month periods ended September 30, 2006, interest income included in earnings related to these investments was $0.4 million and $0.5 million, respectively.
7. Inventories
     Inventories by category are as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
Raw Materials, Components and Supplies	$209,292	$169,966
Work in Process	131,364	84,783
Finished Goods	96,761	83,189
Rental Bits (a)	22,127	22,692

	$459,544	$360,630

(a)	The Company manufactures its rental bit inventory and the cost, which includes direct and indirect manufacturing costs, is capitalized and carried in inventory. Prior to 2006, the Company expensed the cost of rental bits upon the first rental and usage of the bit. During the first quarter of 2006, the Company completed an analysis of historical rental bit usage to determine an estimate of rental bit useful life. Effective January 1, 2006, manufactured rental bits are now amortized, based upon analysis of historical usage, over their estimated useful life of approximately one year.
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (January 1, 2006 for the Company). The Company adopted SFAS No. 151 and it did not have a significant effect on its financial statements.
8. Property, Plant and Equipment
     Net property, plant and equipment consisted of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Land	$23,613	$21,534
Buildings and Improvements	98,315	86,371
Machinery and Equipment	301,293	287,008
Furniture and Fixtures	41,185	35,362
Construction in Progress	39,951	13,084

	504,357	443,359
Less: Accumulated Depreciation	(233,129)	(204,589)

	$271,228	$238,770

9. Goodwill and Other Intangible Assets
     The carrying amount of goodwill by reporting unit is as follows:

	Drilling		Tubular
	Products and		Technology and
	Services	Drill Bits	Services	Other	Total
	(In thousands)
Balance, December 31, 2005	$130,885	$174,769	$97,133	$18,840	$421,627
Translation and Other Adjustments	1,074	358	184	(3,132)	(1,516)

Balance, September 30, 2006	$131,959	$175,127	$97,317	$15,708	$420,111

     The Other reporting unit includes a goodwill adjustment totaling $3.1 million related to a change in the Company’s estimate of the tax basis of assets at this segment’s IntelliServ division. Under Emerging Issues Task Force (EITF) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the change in estimate of the tax basis of assets is treated as an adjustment of the goodwill originally recorded in the acquisition.
     Other intangible assets of $54.2 million and $58.2 million, net of accumulated amortization of $17.6 million and $13.5 million, as of September 30, 2006 and December 31, 2005, respectively, are recorded at cost and are amortized on a straight-line basis. The Company’s other intangible assets primarily consist of patents, technology licenses, customer relationships, trademarks and covenants not to compete that are amortized over the definitive terms of the related agreement or the Company’s estimate of their useful lives if there are no definitive terms. The following table shows the Company’s other intangible assets by asset category:

	September 30, 2006			December 31, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
	(In thousands)
Patents	$59,813	$(13,043)	$46,770	$58,367	$(8,174)	$50,193
Technology Licenses	1,424	(626)	798	1,438	(583)	855
Customer Relationships	6,410	(854)	5,556	6,410	(612)	5,798
Trademarks	1,610	(1,199)	411	1,610	(1,044)	566
Covenants Not To Compete	2,300	(1,860)	440	3,625	(3,078)	547
Pension Asset (a)	222	—	222	222	—	222

	$71,779	$(17,582)	$54,197	$71,672	$(13,491)	$58,181

a)	The pension asset is a non-amortizing intangible asset.
     Amortization expense related to other intangible assets for the three-month periods ended September 30, 2006 and 2005 was $1.4 million and $1.2 million, respectively, and for the nine-month periods ended September 30, 2006 and 2005 was $4.1 million and $3.3 million, respectively, and was recorded in “General and Administrative” and “Research and Engineering” expenses in the Condensed Consolidated Statements of Operations. Amortization expense related to existing other intangible assets for the remainder of 2006 is estimated to be $1.4 million, and for each of the years 2007 through 2011 is estimated to be approximately $5.2 million, $4.8 million, $4.6 million, $4.5 million and $4.4 million, respectively.

10. Investments in Unconsolidated Affiliates
     Summarized financial information for VAT is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Net Sales	$167,438	$149,798	$539,972	$387,385
Gross Profit	57,767	38,815	192,313	90,508
Net Income	53,473	35,677	183,735	78,441

Company’s Equity Income	$26,619	$17,906	$91,280	$39,568
Dividends Received	—	—	87,719	12,041
     The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on Voest-Alpine Tubulars (VAT) sales to the Company. In June 2006 and 2005, the Company received dividends from VAT of $87.7 million and $12.0 million, respectively, which were recorded as reductions in the carrying value of the Company’s investment.
     In September 2005, the Company acquired the remaining 50% interest in IntelliServ. Prior to September 2005, our investment in IntelliServ was accounted for under the equity method of accounting. Our share of IntelliServ’s losses for the three- and nine-month periods ended September 30, 2005 was $2.0 million and $5.7 million, respectively.
11. Amended Credit Facility
     On August 31, 2006, the Company replaced its existing five-year $350 million revolving secured credit facility with an amended and restated five-year $350 million revolving senior unsecured credit facility (Credit Facility). Under the Credit Facility, the Company has the option to increase aggregate U.S. borrowing availability by an additional $150 million in increments of $25 million, subject to syndication.
     The U.S. portion of the Credit Facility is guaranteed by the Company and its U.S. subsidiaries and the U.K. portion of the Credit Facility is guaranteed by the Company and all of its U.K. subsidiaries. The financial covenants in the Credit Facility remained substantially unchanged from the previous revolving secured credit facility. At September, 30, 2006, the Company was in compliance with the various covenants under the Credit Facility.
     Amounts outstanding under the U.S. portion of the Credit Facility accrue interest, at the Company’s option, at either the base rate or Eurocurrency rate plus, in each case, an applicable margin. The base rate is a fluctuating interest rate based upon the higher of (a) the Wells Fargo prime rate or (b) the Federal Funds rate plus 0.50%; the Eurocurrency rate is a fluctuating interest rate based upon the British Banking Association LIBOR. The applicable margin ranges from 0.00% to 0.375% for the base rate and from 0.30% to 1.375% for the Eurocurrency rate, and the unused portion of the revolver is subject to a commitment fee ranging from 0.065% to 0.30%. Each of these ranges are based upon the Company’s debt ratings. Amounts outstanding under the U.K. portion accrue interest based upon the base rate as determined by HSBC Bank, plus a margin ranging from 0.00% to 0.375%. The Credit Facility also provides the Company with availability for stand-by letters of credit and bank guarantees.
     As of September 30, 2006, the Company had no outstanding borrowings under the Credit Facility and $8.6 million of letters of credit and bank guarantees had been issued under the Credit Facility, resulting in unused borrowing availability of $341.4 million.
     As the previous revolving secured credit facility was amended, the unamortized capitalized debt fees of $2.7 million will be combined with the debt fees incurred related to the Credit Facility of $0.7 million and amortized over five years, the term of the Credit Facility. These capitalized debt fees are being amortized as interest expense, and are included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheets.

12. Segment Information
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

	Drilling		Tubular
	Products and		Technology	Corporate
	Services	Drill Bits	and Services	and Other	Total
	(In thousands)
Three Months Ended:
September 30, 2006
Revenues from Unaffiliated Customers	$214,375	$128,001	$108,170	$803	$451,349
Intersegment Revenues	362	12	1,713	—	2,087
Operating Income (Loss)	78,910	66,386	28,523	(13,378)	160,441
Income (Loss) Before Income Taxes and Minority Interests	104,117	64,977	28,105	(13,705)	183,494
September 30, 2005
Revenues from Unaffiliated Customers	$153,173	$100,132	$98,923	$—	$352,228
Intersegment Revenues	14	—	3,184	—	3,198
Operating Income (Loss)	47,008	25,735	25,753	(13,645)	84,851
Income (Loss) Before Income Taxes and Minority Interests	65,344	26,596	25,803	(40,837)	76,906

	Drilling		Tubular
	Products and		Technology	Corporate
	Services	Drill Bits	and Services	and Other	Total
	(In thousands)
Nine Months Ended:
September 30, 2006
Revenues from Unaffiliated Customers	$622,220	$361,031	$313,229	$1,078	$1,297,558
Intersegment Revenues	588	52	3,969	—	4,609
Operating Income (Loss)	222,671	142,758	89,003	(49,548)	404,884
Income (Loss) Before Income Taxes and Minority Interests	309,694	138,157	87,788	(52,306)	483,333
September 30, 2005
Revenues from Unaffiliated Customers	$425,879	$283,847	$251,545	$—	$961,271
Intersegment Revenues	144	—	6,462	—	6,606
Operating Income (Loss)	126,559	67,925	60,239	(36,408)	218,315
Income (Loss) Before Income Taxes and Minority Interests	168,246	66,236	59,408	(115,677)	178,213

13. Pension Plans
U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s Reed Hourly Pension Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Service Cost	$101	$94	$303	$290
Interest Cost	222	192	667	572
Expected Return on Plan Assets	(238)	(153)	(714)	(463)
Amortization of Prior Service Cost	6	—	18	—
Amortization of Loss	4	—	12	—
Administration Expenses	15	44	45	132

Net Periodic Benefit Cost	$110	$177	$331	$531

     The Company is required to fund $2.0 million to this plan in 2006 and expected to fund an additional discretionary amount of $2.0 million. As of September 30, 2006, $4.0 million had been funded.
Non-U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s U.K. Hycalog Retirement Death Benefit Scheme:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Interest Cost	$229	$250	$687	$744
Expected Return on Plan Assets	(226)	(250)	(678)	(763)
Amortization of Prior Service Cost	27	—	82	—
Amortization of (Gain)/Loss	(30)	—	(91)	19
Administration Expenses	—	47	—	183

Net Periodic Benefit Cost	$—	$47	$—	$183

     The Company has funded $0.9 million to this plan in 2006.
14. Stock Repurchase Program
     In February 2006, the Company’s Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $150 million of the Company’s common stock. The Company may repurchase its shares in the open market based on, among other things, its ongoing capital requirements and expected cash flows, the market price and availability of its stock, regulatory and other restraints and general market conditions. The repurchase program does not have an established expiration date. At September 30, 2006, the Company had repurchased 3.4 million shares at a total cost of $136.8 million and such shares are reflected in the accompanying Condensed Consolidated Balance Sheets as “Treasury Stock.”
15. Recent Accounting Standards
     In March 2006, the FASB issued EITF Abstract Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (EITF 06-03), that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. The Company is assessing the potential impact on its financial statements.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, the Company will adopt FIN 48 on January 1, 2007. The Company does not believe the adoption of FIN 48 will have a significant impact on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The Company is assessing the potential impact on its financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its 2006 year-end balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. The Company is assessing the potential impact on its financial statements.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact that the adoption of SAB 108 will have on its financial statements.
16. Subsequent Events
     On October 13, 2006, the Company acquired Anderson Group Limited and related companies (Andergauge). Andergauge is a provider of specialized downhole drilling tools, including the AnderReamer and AG-itator, and provides services related to these tools. Andergauge is headquartered in Aberdeen, Scotland. The purchase price for this business was $115.7 million plus the assumption of net debt of approximately $39.9 million. The Company funded the acquisition with cash on hand and a draw under its credit facility. Andergauge results of operations will be included in the Drill Bits segment from the date of acquisition.
     In October 2006, the Company’s Board of Directors approved an increase in its stock repurchase program by $200 million (to $350 million from $150 million). The Company may repurchase its shares in the open market based on, among other things, its ongoing capital requirements and expected cash flows, the market price and availability of its stock, regulatory and other restraints and general market conditions. The repurchase program does not have an established expiration date.
17. Subsidiary Guarantor Financial Information
     The following unaudited condensed consolidating statements of operations for the three- and nine-month periods ended September 30, 2006 and 2005, condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005, and condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2006 and 2005 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 6 1/8% Senior Notes are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Income:
Revenues	$—	$331,733	$203,199	$(83,583)	$451,349
License and Royalty Income	—	—	20,000	—	20,000

	—	331,733	223,199	(83,583)	471,349

Operating Expenses:
Cost of sales	—	197,138	111,495	(69,147)	239,486
Selling, general and administrative	58	51,129	20,235	—	71,422

	58	248,267	131,730	(69,147)	310,908

Operating Income (Expense)	(58)	83,466	91,469	(14,436)	160,441
Interest Expense	(3,504)	(171)	(12)	—	(3,687)
Other Income (Expense), Net	649	1,773	(2,301)	—	121
Equity Income in Unconsolidated Affiliate	—	27,263	—	(644)	26,619
Equity in Subsidiaries, Net of Taxes	147,904	6,702	—	(154,606)	—

Income Before Income Taxes and Minority Interest	144,991	119,033	89,156	(169,686)	183,494
Income Tax Provision	(18,519)	(15,017)	(21,329)	—	(54,865)

Income Before Minority Interests	126,472	104,016	67,827	(169,686)	128,629
Minority Interests	—	—	(2,157)	—	(2,157)

Net Income	$126,472	$104,016	$65,670	$(169,686)	$126,472

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Income:	$—	$982,323	$559,116	$(243,881)	$1,297,558
Revenues	—	—	20,000	—	20,000

License and Royalty Income	—	982,323	579,116	(243,881)	1,317,558

Operating Expenses:
Cost of sales	—	601,945	293,595	(200,160)	695,380
Selling, general and administrative	166	156,937	60,191	—	217,294

	166	758,882	353,786	(200,160)	912,674

Operating Income (Loss)	(166)	223,441	225,330	(43,721)	404,884
Interest Expense	(10,569)	(420)	(116)	—	(11,105)
Other Income (Expense), Net	1,702	1,697	(5,125)	—	(1,726)
Equity Income in Unconsolidated Affiliate	—	91,924	—	(644)	91,280
Equity in Subsidiaries, Net of Taxes	368,470	20,041	—	(388,511)	—

Income Before Income Taxes and Minority Interest	359,437	336,683	220,089	(432,876)	483,333
Income Tax Provision	(34,948)	(66,200)	(49,774)		(150,922)

Income Before Minority Interests	324,489	270,483	170,315	(432,876)	332,411
Minority Interests	—	—	(7,922)	—	(7,922)

Net Income	$324,489	$270,483	$162,393	$(432,876)	$324,489

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$48,280	$49,681	$—	$97,961
Short-term investments	—	6,000	—	—	6,000
Accounts receivable, net	—	208,859	121,664	—	330,523
Inventories	—	349,223	171,873	(61,552)	459,544
Deferred charges	—	4,325	249	—	4,574
Current deferred tax assets	39	30,583	6,398	—	37,020
Other current assets	—	5,508	10,346	—	15,854

	39	652,778	360,211	(61,552)	951,476
Property, Plant and Equipment, Net	—	155,201	116,027	—	271,228
Goodwill	—	226,719	193,392	—	420,111
Investment In and Advances to Subsidiaries	1,385,346	74,631	—	(1,459,977)	—
Investment In and Advances to Unconsolidated Affiliates	—	107,231	—	—	107,231
Other Assets	6,789	45,197	13,481	—	65,467

	$1,392,174	$1,261,757	$683,111	$(1,521,529)	$1,815,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$3,844	$—	$—	$3,844
Accounts payable	—	81,787	33,229	—	115,016
Deferred revenues	—	13,792	7,189	—	20,981
Income taxes payable	(42,519)	99,535	29,562	—	86,578
Intercompany liabilities (assets)	(8,778)	(136,360)	145,138	—	—
Other accrued liabilities	1,701	58,637	28,166	—	88,504

	(49,596)	121,235	243,284	—	314,923
Long-Term Debt	200,095	2,762	—	—	202,857
Deferred Tax Liabilities	(2,276)	(9,374)	25,194	—	13,544
Other Long-Term Liabilities	—	24,199	1,108	—	25,307
Commitments and Contingencies
Minority Interests	—	—	14,931	—	14,931
Stockholders’ Equity	1,243,951	1,122,935	398,594	(1,521,529)	1,243,951

	$1,392,174	$1,261,757	$683,111	$(1,521,529)	$1,815,513

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$104,259	$98,700	$85,271	$(23,202)	$265,028
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	—	(48,916)	(15,556)	—	(64,472)
Purchases of available-for-sale securities	—	(153,400)	—	—	(153,400)
Proceeds from sale of available-for-sale securities	—	147,400	—	—	147,400
Other, net	(39)	1,187	(57)	—	1,091

Net cash used in investing activities	(39)	(53,729)	(15,613)	—	(69,381)
Cash Flows From Financing Activities:
Repayments on revolver debt, net	—	—	(11,200)	—	(11,200)
Repayments on debt, net	—	(6,756)	—	—	(6,756)
Borrowings (repayments) on debt between subs, net	3,542	(3,023)	(519)	—	—
Proceeds from stock option exercises	17,064	—	—	—	17,064
Excess tax benefits on stock option exercises	12,172	—	—	—	12,172
Repurchase of common stock	(136,788)	—	—	—	(136,788)
Dividends paid	—	—	(23,202)	23,202	—
Other, net	(210)	—	—	—	(210)

Net cash used in financing activities	(104,220)	(9,779)	(34,921)	23,202	(125,718)
Effect of Exchange Rate Changes on Cash	—	—	(132)	—	(132)

Net Increase in Cash	—	35,192	34,605	—	69,797
Cash at Beginning of Period	—	13,088	15,076	—	28,164

Cash at End of Period	$—	$48,280	$49,681	$—	$97,961

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$276,013	$156,009	$(79,794)	$352,228
Operating Expenses:
Cost of sales	—	184,196	81,048	(63,806)	201,438
Selling, general and administrative	1	46,128	19,810	—	65,939

	1	230,324	100,858	(63,806)	267,377

Operating Income	(1)	45,689	55,151	(15,988)	84,851
Interest Expense	(5,051)	(23)	(64)	—	(5,138)
Other Income (Expense), Net	603	(685)	3,002	—	2,920
Equity Income in Unconsolidated Affiliates	—	15,927	—	—	15,927
Refinance Charges	(21,654)	—	—	—	(21,654)
Equity in Subsidiaries, Net of Taxes	65,081	5,433	—	(70,514)	—

Income Before Income Taxes and Minority Interest	38,978	66,341	58,089	(86,502)	76,906
Income Tax (Provision) Benefit	9,136	(24,004)	(10,585)		(25,453)

Income Before Minority Interests	48,114	42,337	47,504	(86,502)	51,453
Minority Interests	—	—	(3,339)	—	(3,339)

Net Income	$48,114	$42,337	$44,165	$(86,502)	$48,114

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$755,185	$413,010	$(206,924)	$961,271
Operating Expenses:
Cost of sales	—	508,163	210,064	(168,596)	549,631
Selling, general and administrative	(2)	135,955	57,372	—	193,325

	(2)	644,118	267,436	(168,596)	742,956

Operating Income	2	111,067	145,574	(38,328)	218,315
Interest Expense	(23,039)	(1,075)	(264)	—	(24,378)
Other Income (Expense), Net	1,706	(2)	5,809	—	7,513
Equity Income in Unconsolidated Affiliates	—	33,849	—	—	33,849
Refinance Charges	(49,541)	(7,545)	—	—	(57,086)
Equity in Subsidiaries, Net of Taxes	156,675	10,983	—	(167,658)	—

Income Before Income Taxes and Minority Interest	85,803	147,277	151,119	(205,986)	178,213
Income Tax (Provision) Benefit	24,805	(54,685)	(29,766)		(59,646)

Income Before Minority Interests	110,608	92,592	121,353	(205,986)	118,567
Minority Interests	—	—	(7,959)	—	(7,959)

Net Income	$110,608	$92,592	$113,394	$(205,986)	$110,608

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Current Assets:
Cash	$—	$13,088	$15,076	$—	$28,164
Accounts receivable, net	—	164,375	104,075	—	268,450
Inventories	—	272,914	140,256	(52,540)	360,630
Deferred charges	—	14,397	232	—	14,629
Current deferred tax assets	(2,671)	30,721	11,907	—	39,957
Other current assets	—	4,963	9,462	—	14,425

	(2,671)	500,458	281,008	(52,540)	726,255
Property, Plant and Equipment, Net	—	133,677	105,093	—	238,770
Goodwill	—	229,837	191,790	—	421,627
Investment In and Advances to Subsidiaries	1,063,749	54,590	—	(1,118,339)	—
Investment In and Advances to Unconsolidated Affiliates	—	84,547	—	—	84,547
Other Assets	6,630	48,192	14,263	—	69,085

	$1,067,708	$1,051,301	$592,154	$(1,170,879)	$1,540,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$7,045	$—	$—	$7,045
Accounts payable	—	64,343	27,947	—	92,290
Deferred revenues	—	24,932	404	—	25,336
Income taxes payable	9,573	(8,018)	23,153	—	24,708
Intercompany liabilities (assets)	(147,863)	(10,728)	151,814	6,777	—
Other accrued liabilities	5,512	58,641	33,114	—	97,267

	(132,778)	136,215	236,432	6,777	246,646
Long-Term Debt	200,095	6,189	11,200	—	217,484
Deferred Tax Liabilities	4,236	9,031	24,904	—	38,171
Other Long-Term Liabilities	—	28,072	1,293	—	29,365
Commitments and Contingencies Minority Interests	—	—	12,463	—	12,463
Stockholders’ Equity	996,155	871,794	305,862	(1,177,656)	996,155

	$1,067,708	$1,051,301	$592,154	$(1,170,879)	$1,540,284

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) by operating activities	$120,395	$(25,493)	$44,189	$(13,402)	$125,689
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	—	(12,983)	(7,341)	—	(20,324)
Acquisition of businesses, net of cash acquired	(28,725)	—	—	—	(28,725)
Proceeds from sale of businesses, net of cash disposed	—	2,521	—	—	2,521
Other, net	—	(3,719)	132	—	(3,587)

Net cash used in investing activities	(28,725)	(14,181)	(7,209)	—	(50,115)
Cash Flows From Financing Activities:
Borrowings on revolver debt, net	70,000	—	—	—	70,000
Repayments on debt, net	(174,905)	(3,086)	—	—	(177,991)
Borrowings (repayments) on debt between subsidiaries, net	4,753	16,782	(21,535)	—	—
Debt redemption premium	(43,778)				(43,778)
Debt issue costs	(6,041)				(6,041)
Proceeds from stock option exercises	59,276	—	—	—	59,276
Dividends paid	—	—	(13,402)	13,402	—
Other, net	(975)	—	—	—	(975)

Net cash (used in) provided by financing activities	(91,670)	13,696	(34,937)	13,402	(99,509)
Effect of Exchange Rate Changes on Cash	—	—	483	—	483

Net Increase (Decrease) in Cash	—	(25,978)	2,526	—	(23,452)
Cash at Beginning of Period	—	30,721	16,831	—	47,552

Cash at End of Period	$—	$4,743	$19,357	$—	$24,100

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our financial condition as of September 30, 2006, and our results of operations for the three- and nine-month periods ended September 30, 2006 and 2005. This discussion should be read with our financial statements and their notes included elsewhere in this report, as well as our financial statements and their related notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.
     The discussion of our results of operations and financial condition contains statements relating to our future results, including certain projections and trends, which constitute forward-looking statements. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in these forward-looking statements and other disclosures. These risks and uncertainties are more fully described under “Forward-Looking Statements and Exposures” below. As used herein, unless otherwise required by the context, the terms “Grant Prideco” and “Company” refer to Grant Prideco, Inc. and the terms “we,” “our,” and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as “group,” “organization,” “we,” “us,” “our,” and “its,” or references to specific entities, are not intended to be a precise description of corporate relationships.
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
License and Royalty Agreement
     On September 29, 2006, we entered into a technology licensing agreement with a competitor to use ReedHycalog’s patented technology for the shallow leaching of PDC cutters in exchange for $20 million in guaranteed non-refundable and non-cancelable payments ($10 million was paid in October 2006 and $10 million is to be paid on or before January 15, 2007) and future royalty payments. At September 30, 2006, collection of the $20 million is reasonably assured and performance has been completed as we have no remaining obligations under the agreement. Therefore, we have recognized $20 million as “License and Royalty Income” in the accompanying Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2006. Beginning on April 1, 2008, we will be paid, on a quarterly basis, a royalty determined on actual licensed drill bits invoiced by the competitor. We will recognize these royalties as income in the period the competitor sells our licensed drill bits.
Critical Accounting Policies and Estimates
     In our annual report on Form 10-K for the year ended December 31, 2005, we identified our most critical accounting policies upon which our financial condition depends as those relating to revenue recognition including deferred revenues and charges (see discussion below), allowance for uncollectible accounts, inventory valuation, fair value estimations for assets acquired and liabilities assumed in a business combination, impairment of long-lived assets, impairment of goodwill and other intangible assets, valuation allowance for deferred tax assets, estimates related to contingent liabilities and future claims and pension liabilities. Additionally, due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment” in the first quarter of 2006, we identified stock-based compensation as a critical accounting policy and estimate (see discussion below).
Revenue Recognition
     We recognize revenues when the earnings process is complete and collectibility is reasonably assured. With respect to the Drilling Products and Services and Tubular Technology and Services segments, this includes satisfying the following criteria: the arrangement with the customer is evident; the sales price is fixed or determinable; the manufacturing process is complete (including completion of all required inspections); title and risk of loss have passed to the customer and all delivery obligations have been met. If requested in writing by the customer, delivery may be satisfied through delivery to our customer storage location or to a third-party storage facility. With respect to our Drill Bits segment, drill bit sales and rental revenues are recognized when the customer runs the drill bit. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale. We also recognize revenues as services are performed. Additionally, we recognize revenues associated with rebillable shipping costs.
     For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are deferred until the customer takes physical possession. At September 30, 2006, we had deferred revenues and charges related to such transactions of $5.5 million and $4.6 million, respectively. At December 31, 2005, we had deferred revenues and charges of $21.4 million and $14.6 million, respectively. The deferred charges represent customer-owned finished goods inventory on deferred sales transactions for which legal title transfer has occurred, but the product is not yet in the customer’s physical possession.
Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123 (R), “Share-Based Payment,” a revised standard that establishes accounting for stock-based payment transactions when a company receives employee services in exchange for equity instruments. Prior to 2006, we accounted for employee stock options using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” We also complied with the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The provisions of APB No. 25 required compensation expense to be recognized in operations for restricted stock, but did not require expense recognition for unvested stock options or for awards granted under the ESPP as we issued options at exercise prices equal to the market value of our Common Stock on the date of grant and because our ESPP was noncompensatory. The pro forma effects on net income and earnings per share for the stock options and ESPP awards were instead disclosed in a footnote to the financial statements.
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
     Prior to the adoption of SFAS No. 123 (R), we used the accelerated expense attribution method for stock options with graded vesting granted prior to 2006 in calculating the pro forma effects on net income for historical disclosure purposes. Under this method, approximately 60% of the total expense related to an award is recognized in the first year of the requisite service period subsequent to the grant date. However, SFAS No. 123 (R) also allows for the cost of graded vesting awards to be amortized using the straight-line method over the requisite service period. Upon adoption of SFAS No. 123 (R), we made the election to amortize graded vesting stock options using the straight-line method for awards in 2006 and subsequent years for purposes of calculating stock based compensation expense. This change in the method of expense recognition did not have a material impact on the financial statements for the three- and nine-month periods ended September 30, 2006.
     Adoption of the new standard resulted in decreases for the three- and nine-month periods ended September 30, 2006 in income before income taxes of $1.0 million and $3.6 million, respectively, net income of $0.7 million and $2.3 million, respectively, and reduced basic and diluted earnings per share by less than $0.01 and approximately $0.02 per share, respectively. Additionally, no stock-based compensation costs were capitalized.
Market Trends
     Our business primarily depends on the level of worldwide oil and gas drilling activity, which in turn depends on capital spending by major, independent and state-owned exploration and production companies. Those companies adjust capital spending according to their expectations for oil and gas prices, which creates cycles in drilling activity. Each of our business segments generally tracks the level of domestic and international drilling activity, but their revenues, cash flows and profitability follow the rig count at different stages within these market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count. In a declining market, customers are contractually required to purchase ordered drill pipe even if they will no longer need that pipe. This creates a situation where some customers have an inventory of excess drill pipe. Drill bit demand and this segment’s earnings and cash flows have closely tracked the worldwide rig count. Within our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large-bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in premium tubular markets, including North American offshore drilling (in particular, the Gulf of Mexico) and deep U.S. gas drilling, but short-term demand for Atlas Bradford and TCA products also can be affected by inventories at oil country tubular goods (OCTG) distributors. This segment’s XL Systems product line generally follows the level of worldwide offshore drilling activity.

     For the periods below, the revenues, profitability and cash flows from each of our business segments have been impacted by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Three Months Ended
	September 30,
	2006	2005
WTI Oil(a)
Average	$70.48	$63.18
Ending	62.91	66.24
Henry Hub Gas(b)
Average	$6.12	$9.84
Ending	3.63	14.50
North American Rig Count(c)
Average	2,213	1,925
Ending	2,185	1,949
International Rig Count(c)
Average	941	859
Ending	949	856

(a)	Price per barrel of West Texas Intermediate (WTI) crude. Source: Bloomberg Energy/Commodity Service.

(b)	Price per MMBtu. Source: Bloomberg Energy/Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China, the former Soviet Union and certain embargoed countries).
Future Market Trends and Expectations
     Although there is growing concern over recent commodity price declines, we anticipate strong performance will continue in the fourth quarter, and we are forecasting that we will earn $0.93 to $0.95 per diluted share, excluding any unusual items. This means 2006 earnings will approximate $3.36 to $3.38 per diluted share, including $0.10 per share for the drill bit license and royalty income. When forecasting our results, we relied on assumptions about the market, customers and suppliers, and we also considered our backlog, which is at its highest level ever. These assumptions include analysis of anticipated business at our three operating segments.
     At our Tubular Technology and Services segment, two divisions, Atlas Bradford and TCA, sell through distributors in the United States who are reducing inventory levels. These reductions affected the third quarter demand for these businesses, which experienced an 11% sequential decline in combined quarterly revenues. We anticipate distributor inventory reductions will continue through the end of the year. These divisions accounted for 12% of Grant Prideco’s consolidated revenues during the quarter. In the fourth quarter, we expect the reductions to be offset by increased international sales at the XL division.
     Total backlog, which now stands at $1.3 billion, continued its upward trend during the third quarter. Drilling Products and Services backlog increased to $1.2 billion and includes 19.0 million feet of drill pipe orders ($959.9 million of the backlog is for 2007 delivery). Because the company increased capacity at this segment during the quarter, we expect it to increase drill pipe sales to approximately 3.9 million feet in the fourth quarter with favorable incremental margins. The Company forecasts that the rig count will remain relatively flat during the fourth quarter, and we expect the drill bits segment to benefit from this continued strength in drilling activity as well as from its acquisition of Andergauge, which was acquired near the beginning of the fourth quarter. Also, we expect our joint venture, Voest-Alpine Tubulars (VAT), to recover from its annual shutdown to add earnings during the fourth quarter.
     Looking beyond the fourth quarter, the Company remains optimistic based on its high backlog levels. We anticipate that future results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity. These perceptions depend on their views regarding oil and natural gas prices, which have proven able to change quickly. In North America, natural gas prices have been volatile as a result of concerns over U.S. natural gas inventory levels and the weather. Currently, the Company believes that any weakness will be short-lived and activity levels would recover as decreased drilling activity would mitigate supply issues.
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
Results of Operations
     The following table sets forth revenues and operating income reflecting the Company’s financial results for the three- and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)
Revenues:
Drilling Products and Services	$214,375	$153,173	40%	$622,220	$425,879	46%
Drill Bits	128,001	100,132	28%	361,031	283,847	27%
Tubular Technology and Services	108,170	98,923	9%	313,229	251,545	25%
Corporate and Other	803	—	100%	1,078	—	100%

Total Revenues	$451,349	$352,228	28%	$1,297,558	$961,271	35%

Operating Income (Loss):
Drilling Products and Services	$78,910	$47,008	68%	$222,671	$126,559	76%
Drill Bits	66,386	25,735	158%	142,758	67,925	110%
Tubular Technology and Services	28,523	25,753	11%	89,003	60,239	48%
Corporate and Other	(13,378)	(13,645)	(2%)	(49,548)	(36,408)	36%

Total Operating Income	$160,441	$84,851	89%	$404,884	$218,315	85%

Consolidated Revenues and Operating Income
Results for the three- and nine-month periods ended September 30, 2006 and 2005
     For the three-month period ended September 30, 2006, consolidated revenues increased by $99.1 million, or 28%, compared to last year’s third quarter, and consolidated operating income margins increased to 36% from 24% for the same prior-year period, which includes $20 million in license and royalty income related to a drill bit license agreement we entered into with a competitor during the third quarter of 2006. For the nine-month period ended September 30, 2006, consolidated revenues increased by $336.3 million, or 35%, compared to the same period last year, and consolidated operating income margins increased to 31% from 23% for the same prior-year period, including the $20 million license and royalty income. These increases reflect $20 million license and royalty income, improved pricing across all of our segments and increased volumes in our Drilling Products and Services and Drill Bits segments, as worldwide drilling activity increased 13% for both the three- and nine-month periods ended September 30, 2006.
     Other operating expenses (sales and marketing, general and administrative and research and engineering) for the three-month period ended September 30, 2006 increased $5.5 million compared to last year’s third quarter; however, as a percentage of revenues, operating expenses were reduced to 16% from 19% for the same prior-year period. Other operating expenses for the nine-month period ended September 30, 2006 increased by $24.0 million compared to the same period last year; however, as a percentage of revenues, operating expenses were reduced to 17% from 20% for the same prior-year period. The increase in operating expenses is primarily due to increased activity, however the improvement as a percentage of revenues is primarily due to a higher revenue base in 2006 coupled with reductions in sales and marketing expenses at certain foreign locations at our Drill Bits segment.
     See discussion below by segment for further revenue and operating income variance information.
Drilling Products and Services
Results for the three- and nine-month periods ended September 30, 2006 and 2005
     For the three-month period ended September 30, 2006, revenues for the Drilling Products and Services segment were $214.4 million, which represents a 40% increase over last year’s third quarter. Operating income increased by 68% to $78.9 million in the third quarter of 2006, and operating income margins increased to 37% from 31% in last year’s third quarter. For the nine-month period ended September 30, 2006, revenues for the Drilling Products and Services segment were $622.2 million, which represents a 46% increase over the same period last year. Operating income increased by 76% to $222.7 million for the nine-month period ended September 30, 2006, and operating income margins increased to 36% from 30% in the same period last year. These results reflect increased volumes and improved pricing across all of this segment’s product lines, with drill pipe being the largest contributor. For the three- and nine-month periods ended September 30, 2006, drill pipe footage sold increased by 21% and 25% and average sales price per foot increased by 14% and 17%, respectively. Backlog for this segment increased to $1.2 billion at September 30, 2006 from $576.8 million for the same period in 2005.
Drill Bits
Results for the three- and nine-month periods ended September 30, 2006 and 2005
     For the three-month period ended September 30, 2006, revenues for the Drill Bits segment increased by 28% to $128.0 million and operating income increased by 158% to a record $66.4 million, which includes $20 million in license and royalty income related to a drill bit license agreement we entered into with a competitor during the third quarter of 2006. Operating income margins increased to 52% (of which 16% is directly attributable to the license and royalty income) from 26% in last year’s third quarter. For the nine-month period ended September 30, 2006, revenues for the Drill Bits segment increased by 27% to $361.0 million and operating income increased by 110% to $142.8 million, including the $20 million license and royalty income. Operating income margins increased to 40% (of which 6% is directly attributable to the license and royalty income) for the nine-month period ended September 30, 2006 from 24% in the same period last year. These improvements also reflect the 13% increase in worldwide rig count for both the three- and nine-month periods ended September 30, 2006, strong market penetration of its Raptor™ product line and incremental revenues for coring services resulting from our acquisition of Corion in July 2005. For the three- and nine-month periods ended September 30, 2006, international revenues (excluding Canada) increased by 24% and 30%, respectively, with the largest increases in the Middle East and Russia. Additionally, this segment continues to benefit from overall improved pricing and better rental fleet management.
Tubular Technology and Services
Results for the three- and nine-month periods ended September 30, 2006 and 2005
     For the three-month period ended September 30, 2006, revenues for the Tubular Technology and Services segment increased by 9% to $108.2 million and operating income increased by 11% to $28.5 million. Operating income margins remained relatively flat at 26%. For the nine-month period ended September 30, 2006, revenues for the Tubular Technology and Services segment increased by 25% to $313.2 million and operating income increased by 48% to $89.0 million. Operating income margins increased to 28% from 24% in the same period last year. These results reflect improved pricing across all of this segment’s product lines partially offset by a decrease in casing sales at TCA’s heat-treating facility as distributor purchases have declined in 2006 while they focus on reducing their OTGC inventory levels.
Corporate and Other
Results for the three- and nine-month periods ended September 30, 2006 and 2005
     For the three-month period ended September 30, 2006, Corporate/Other had revenues of $0.8 million and operating expenses of $13.4 million compared to no revenues and operating expenses of $13.7 million for the same period in 2005. For the nine-month period ended September 30, 2006, Corporate/Other had revenues of $1.1 million and operating expenses of $49.5 million, compared to no revenues and operating expenses of $36.4 million for the same period in 2005. All revenues in this segment relate to our IntelliServ division, which we began consolidating after our acquisition of the remaining 50% interest in September 2005 and which is in its start-up phase. The decrease in operating expenses for the three-month period ended September 30, 2006 compared to 2005 is due to lower Corporate expenses offset by increased operating costs related to the Company’s IntelliServ division. The decrease in Corporate expenses is primarily due to incentive stock-based compensation that is valued based on the Company’s current stock price. The increase in operating expenses for the nine-month period ended September 30, 2006 compared to 2005 is due to increased operating costs related to IntelliServ.
Other Items
     Interest expense decreased by $1.5 million and $13.3 million for the three- and nine-month periods ended September 30, 2006, respectively, reflecting our 2005 debt restructuring, which reduced our average interest rate, and lower year-over-year debt balances due to significant free cash flow.
     Equity income from our unconsolidated affiliates increased by $10.7 million and $57.4 million for the three- and nine-month periods ended September 30, 2006, respectively, primarily reflecting increased earnings at VAT due to increased volumes and pricing of its seamless tubulars. In addition, losses from our IntelliServ operation, previously accounted for as an equity investment, are now included in operating income.
     Other income, net decreased by $2.8 million and $9.2 million (increased expense) for the three- and nine-month periods ended September 30, 2006, respectively, primarily due to foreign exchange gains in 2005.

     We incurred refinancing charges of $21.7 million and $57.1 million for the three- and nine-month periods ended September 30, 2005, respectively, related to our 2005 debt restructuring. These costs related to the replacement of our previous $190 million credit facility, early redemption of our $200 million 9 5/8% Senior Notes, the repurchase of substantially all of our $175 million 9% Senior Notes and the settlement of Treasury rate locks.
     The Company’s effective tax rate improved to 29.9% for the third quarter of 2006 (31.2% year-to-date) compared to 33.1% in last year’s third quarter primarily due to additional utilization of foreign tax credits, research and development credits and the domestic manufacturing deduction. The effective tax rate for 2006 is expected to be 31.6% which includes a $5.2 million reversal of tax valuation reserves for the expected utilization of foreign tax credit carryforwards.
Liquidity and Capital Resources
Overview
     At September 30, 2006, we had cash of $98.0 million, short-term investments of $6.0 million, working capital of $636.6 million and unused borrowing availability of $341.4 million under our credit facility, compared to cash of $28.2 million, working capital of $479.6 million and unused borrowing availability of $330.6 million under our credit facility at December 31, 2005.
Historical Cash Flows
     The following table summarizes our cash flows provided by operating activities and net cash used in investing activities and financing activities for the periods presented:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Net Cash Provided by Operating Activities	$265,028	$125,689
Net Cash Used in Investing Activities	(69,381)	(50,115)
Net Cash Used in Financing Activities	(125,718)	(99,509)
     Operating Activities
     Net cash flows provided by operating activities increased by $139.3 million for the nine-month period ended September 30, 2006 compared to the same period in 2005. This increase is primarily due to the increase in net income and a dividend received in the second quarter of 2006 from our equity method investment, VAT, of approximately $88 million. These increases were partially offset by debt refinancing costs of $51.8 million in 2005 and a use of cash related to inventories and accounts receivable due to increased business activity in 2006.
     Investing Activities
     Net cash used in investing activities increased by $19.3 million for the nine-month period ended September 30, 2006, compared to the same period in 2005. The increase is primarily due to the acquisition of businesses in 2005, which was not repeated in 2006, partially offset by increased capital expenditures in 2006.
     Capital Expenditures
     Our capital expenditures for property, plant and equipment totaled $64.5 million and $20.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. We currently expect to spend approximately $100 million for property, plant and equipment during 2006, which includes capital expenditures for a new Drill Bits facility, an IntelliServ facility, the manufacture of IntelliServ drill strings and capacity expansions and efficiency projects in the Drilling Products and Tubular Technology segments.
     Financing Activities
     Net cash used in financing activities increased by $26.2 million for the nine-month period ended September 30, 2006 compared to the same period in 2005. This increase is primarily due to the repurchase of $136.8 million of our common stock in 2006 coupled with lower proceeds in 2006 from stock option exercises of $42.2 million. These increases were partially offset by a decrease in net payments on debt, including a debt redemption premium and issuance costs, of $139.9 million related to our 2005 debt restructuring. Additionally, due to the adoption of SFAS No. 123(R) at January 1, 2006, excess tax benefits related to stock option exercises are now reflected in financing activities, which were $12.2 million for the nine-month period ended September 30, 2006.

Amended Credit Facility
     On August 31, 2006, we replaced our existing five-year $350 million revolving secured credit facility with an amended and restated five-year $350 million revolving senior unsecured credit facility (Credit Facility). Under the Credit Facility, we have the option to increase aggregate U.S. borrowing availability by an additional $150 million in increments of $25 million, subject to syndication.
     The U.S. portion of the Credit Facility is guaranteed by us and our U.S. subsidiaries and the U.K. portion of the Credit Facility is guaranteed by us and all of our U.K. subsidiaries. The financial covenants in the Credit Facility remained substantially unchanged from the previous revolving credit facility. At September, 30, 2006, we were in compliance with the various covenants under the Credit Facility.
     Amounts outstanding under the U.S. portion of the Credit Facility accrue interest, at our option, at either the base rate or Eurocurrency rate plus, in each case, an applicable margin. The base rate is a fluctuating interest rate based upon the higher of (a) the Wells Fargo prime rate or (b) the Federal Funds rate plus 0.50%; the Eurocurrency rate is a fluctuating interest rate based upon the British Banking Association LIBOR. The applicable margin ranges from 0.00% to 0.375% for the base rate and from 0.30% to 1.375% for the Eurocurrency rate, and the unused portion of the revolver is subject to a commitment fee ranging from 0.065% to 0.30%. Each of these ranges are based upon our debt ratings. Amounts outstanding under the U.K. portion accrue interest based upon the base rate as determined by HSBC Bank, plus a margin ranging from 0.00% to 0.375%. The Credit Facility also provides us with availability for stand-by letters of credit and bank guarantees.
     As of September 30, 2006, we had no outstanding borrowings under the Credit Facility and $8.6 million of letters of credit and bank guarantees had been issued under the Credit Facility, resulting in unused borrowing availability of $341.4 million.
     As the previous revolving credit facility was amended, the unamortized capitalized debt fees of $2.7 million will be combined with the debt fees incurred related to the Credit Facility of $0.7 million and amortized over five years, the term of the Credit Facility. These capitalized debt fees are being amortized as interest expense, and are included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheets.
Long-Term Debt
     Our debt balance is primarily comprised of a $200 million 6 1/8% Senior Notes Due 2015. As of September 30, 2006, we were in compliance with the various covenants under our 6 1/8% Senior Notes.
     Required principal and interest payments for our outstanding debt are approximately $0.4 million for the remainder of 2006. Based on our current projected capital expenditures, required principal and interest payments, operating cash flows, existing cash balances and estimated availability under the credit facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during such period. Acquisitions and expansions will be financed from cash flows from operations, borrowings under our credit facility, or through the issuance of additional debt and equity financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount and form of issue dependent on the prevailing market and general economic conditions.
Subsequent Events
     Andergauge Acquisition
     On October 13, 2006, we acquired Anderson Group Limited and related companies (Andergauge). Andergauge is a provider of specialized downhole drilling tools, including the AnderReamer and AG-itator, and provides services related to these tools. Andergauge is headquartered in Aberdeen, Scotland. The purchase price for this business was $115.7 million plus the assumption of net debt of approximately $39.9 million. We funded the acquisition with cash on hand and a draw under its credit facility. Andergauge results of operations will be included in the Drill Bits segment from the date of acquisition.
     Stock Repurchase Program
     In October 2006, our Board of Directors approved an increase in our stock repurchase program by $200 million (to $350 million from $150 million). We may repurchase our shares in the open market based on, among other things, our ongoing capital requirements and expected cash flows, the market price and availability of our stock, regulatory and other restraints and general market conditions. The repurchase program does not have an established expiration date.

Recent Accounting Pronouncements
     See Note 15 to the Notes to the Condensed Consolidated Financial Statements.
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

Off-Balance Sheet Financing
     As of September 30, 2006, we did not have any off-balance sheet hedging, financing arrangements or contracts except for those associated with our investment in VAT, whose financial statements are not consolidated in our financial statements.
ITEM 3. Quantitative and Qualitative Market Risk Disclosures
Foreign Currency Risk
     The functional currency for the majority of our international operations is the U.S. dollar. Adjustments resulting from the remeasurment of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. The functional currency of our Canadian, Venezuelan and Chinese operations is the local currency in each of those jurisdictions. Adjustments resulting from the translation of the local functional currency financial statements to the U.S. dollar, which is based on current exchange rates, are included in stockholders’ equity in the current period. In addition, our long-term supply contract with VAT is denominated in Euros. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency gains (losses) for the three-month periods ended September 30, 2006 and 2005 were ($1.2 million) and $2.8 million, respectively, and for the nine-month periods ended September 30, 2006 and 2005 were ($4.1 million) and $6.3 million, respectively.
Interest Rates
     As of September 30, 2006, we had no outstanding variable interest rate debt. Our fixed rate 6 1/8% Senior Notes outstanding at September 30, 2006 subject us to risks related to changes in the fair value of the debt and expose us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $6.2 million.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of September 30, 2006. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report (September 30, 2006), our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
     During the three-month period ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 1A. Risk Factors
     For a listing of our risk factors, see Item 1A, “Forward-Looking Statements and Exposures”, in our Form 10-K for the year ended December 31, 2005. There have been no changes to those risk factors during the three-month period ended September 30, 2006.
ITEM 2. Unregistered Sales of Equity in Securities and Use of Proceeds
     Following is a summary of our repurchase activity, including trustee purchases related to our executive deferred compensation plan, for the three-month period ending September 30, 2006:

	Number of		Total Number of Shares
	Shares	Average Price	Purchased as Part of a
Period	Purchased (a)	Per Share	Publicly Announced Plan (b)
July 1 - 31, 2006	407,724	$39.17	404,300
August 1 - 31, 2006	504,031	41.82	500,000
September 1 - 30, 2006	1,270,625	38.38	1,264,700

Total	2,182,380	$39.32	2,169,000

(a)	Of the 2,182,380 shares purchased during the three-month period ended September 30, 2006, 13,380 shares were purchased by the trustee for our executive deferred compensation plan for the benefit of the plan participants using funds directed by the plan participants and funds matched by us as provided in the plan. These share purchases were not part of a publicly announced program to purchase common shares.

(b)	In February 2006, our Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $150 million of our common stock with no established expiration date. For the three-month period ended September 30, 2006, we repurchased 2.2 million shares at a total cost of $85.3 million. Such shares are reflected in the accompanying Condensed Consolidated Balance Sheets as “Treasury Stock.” At September 30, 2006, there is $13.2 million remaining under this program for future repurchases. In October 2006, our Board of Directors approved an increase in our stock repurchase program by $200 million (to $350 million from $150 million).

ITEM 6. Exhibits

Exhibit Number	Description
10.1	Amended And Restated Credit Agreement, dated August 31, 2006, among Grant Prideco Inc., certain of its subsidiaries, the lenders from time to time parties thereto, Bank of America, N.A., as syndication agent, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on September 6, 2006).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification

SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.
By:	/s/ MATTHEW D. FITZGERALD
Matthew D. Fitzgerald
Sr. Vice President and Chief Financial Officer

By:	/s/ GREG L. BOANE
Greg L. Boane
Corporate Controller and Principal Accounting Officer

Date: November 9, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended And Restated Credit Agreement, dated August 31, 2006, among Grant Prideco Inc., certain of its subsidiaries, the lenders from time to time parties thereto, Bank of America, N.A., as syndication agent, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on September 6, 2006).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification