Form 10-K
period 2006-12-31
GRANT PRIDECO INC
filed 2007-03-01
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-15423

Grant Prideco, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0312499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
400 N. Sam Houston Pkwy. East	77060
Suite 900	(Zip Code)
Houston, Texas
(Address of Principal Executive Offices)

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

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: $4,226,090,789. This figure is estimated as of June 30, 2006, at which date the closing price of the registrant’s shares on the New York Stock Exchange was $44.75 per share.

Number of shares of Common Stock outstanding as of February 16, 2007: 127,954,463

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: (1) Proxy Statement for 2007 Annual Meeting of Stockholders — Part III

FORM 10-K

PART I

Item 1.	Business

General

We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology and specialty tools, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. Our drill stem and drill bit products are used to drill oil and gas wells while our tubular technology and services are primarily used in drilling and completing oil and gas wells. Our customers include oil and gas drilling contractors; North American oil country tubular goods (OCTG) distributors; major, independent and state-owned oil and gas companies; and other oilfield service companies. We primarily operate through three business segments: (1) Drilling Products and Services, (2) ReedHycalog and (3) Tubular Technology and Services. Additionally, our Corporate and Other segment includes the results of IntelliServ, Inc. (IntelliServ), of which we acquired the remaining 50% interest in September 2005.

Our business depends primarily on the level of worldwide oil and gas drilling activity, which is directly related to the level of capital spending by major, independent and state-owned exploration and production companies. Changes in the level of capital spending by those exploration and production companies, which are based on their expectations of future oil and gas prices, create cycles in drilling activity. The revenues, cash flows and profitability of our business segments generally tracks the level of domestic and international drilling activity, but the timing of that effect is often different for each of our segments. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count. In a declining market, customers are contractually required to purchase ordered drill pipe even if they will no longer have an immediate need for pipe. This creates a situation where some customers have an inventory of excess drill pipe. Drill bit demand and that segment’s earnings and cash flows have closely tracked the worldwide rig count. Within our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large-bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in premium tubular markets, including North American offshore drilling (in particular, the Gulf of Mexico) and deep U.S. gas drilling, but short-term demand for Atlas Bradford and TCA products also can be affected by inventories at oil country tubular goods (OCTG) distributors. This segment’s XL Systems product line generally follows the level of worldwide offshore drilling activity.

Grant Prideco, Inc. is a Delaware corporation formed in 1990. Additional information regarding our segments and our revenues and long-lived assets by geographic region can be found in the footnotes to our consolidated financial statements starting on page 36 of this Annual Report on Form 10-K.

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

The following is a description of our principal drill stem products:

Drill Pipe Products

Drill pipe is the principal tool, other than the rig, required for the drilling of an oil or gas well. Its primary purpose is to connect the above-surface drilling rig to the drill bit. A drilling rig will typically have an inventory of 10,000 to 30,000 feet of drill pipe depending on the size and service requirements of the rig. Joints of drill pipe are connected to each other with a welded-on tool joint to form what is commonly referred to as the drill string or drill stem.

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

In recent years, the depth and complexity of the wells our customers drill, as well as the specifications and requirements of the drill pipe they purchase, have substantially increased. A majority of the drill pipe we sell is required to meet specifications exceeding minimum American Petroleum Institute (API) standards. We offer a broad line of premium drilling products designed for the offshore, international and domestic drilling markets. Our premium drilling products include our proprietary lines of XT® and TurboTorquetm connections and 5 7/8-inch drill pipe that delivers hydraulic performance superior to standard 5 1/2-inch drill pipe and weight benefits superior to standard 6 5/8-inch drill pipe.

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

We also provide subs, pup joints (short and odd-sized tubular products) and other drill stem accessories. These products all perform special functions within the drill string as part of the drilling process.

Voest-Alpine Tubulars

Voest-Alpine Tubulars (VAT) is a joint venture between Grant Prideco and the Austrian based Voestalpine Group. We have a 50.01% investment in the joint venture which is located in Kindberg, Austria. VAT owns a tubular mill with an annual capacity of approximately 380,000 metric tons and is the primary supplier of green tubes for our

U.S. based production. In addition to producing green tubes, VAT produces seamless tubular products for the OCTG market and non-OCTG products used in the automotive, petrochemical, construction, mining, tunneling and transportation industries.

Operations

Our major drill stem manufacturing plants are located in the U.S., China, Italy, Mexico, Singapore and Indonesia. These products are sold and serviced through over 16 sales and service facilities located around the world. We are a fully vertically integrated drill pipe manufacturer, controlling each facet of the drill pipe manufacturing process. We manufacture (through VAT) the green tube (drill pipe tube that has not been heat-treated or processed), the tool joint and complete the finishing and welding operations. We believe this manufacturing strategy provides us with significant competitive advantages over other drill pipe manufacturers. By controlling each facet of the drill pipe manufacturing process, we are able to tailor our processes and techniques to meet our customers’ demanding product specifications, particularly with respect to green drill pipe tubes with body wall thickness, wall uniformity and other features that exceed minimum API standards and are not readily available from third-party mills.

ReedHycalog Segment

Our ReedHycalog segment’s products and services are comprised primarily of the operations of ReedHycalog. This segment is a leading global designer, manufacturer and distributor of drill bits, hole-opening or hole enlarging tools, coring services and other related technology to the oil and gas industry. This segment also services its customer base through a technical sales and marketing network in virtually every significant oil and gas-producing region in the world. All of the products and services are generally sold directly to the upstream oil and gas operators and, to a lesser extent, drilling contractors on turnkey and footage contracts. Competition is based on technical performance, price and service.

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

Hole-opening tools are used to enlarge a well bore and have found the most widespread application in those instances when the operator wants to maximize well bore size below a cased section of the hole. The most prevalent hole opening tools are the bicenter bit and the adjustable string reamer tool. The Bicenter bit is a PDC (polycrystalline diamond compact) bit built such that it can be passed through a fixed inside diameter casing without rotation, and once the bit exits the casing it can be rotated for drilling a larger hole than would be possible with a conventional bit. Bicenter bits are sold under the ReedHycalog trademark BiCentrix®. Our acquisition in October 2006 of Anderson Group Ltd. and related companies (collectively, Andergauge) provides string reamers under the trademark Anderreamertm. An adjustable string reamer is a tool placed in the bottom-hole assembly (BHA) which has deployable reaming blades on the outside diameter of the tool. When the BHA reaches a point in the wellbore where hole enlargement is required, the Anderreamertm blades can be deployed out of the tool to enlarge the hole to the desired diameter and subsequently retracted as the BHA is tripped out of the hole. Hole-opening tools are also used in a variety of other situations where these tools may provide improvements in well bore quality or increased flexibility in well re-entry.

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

We provide fixed-cutter bit types and technology under various brand names including TReX®, Raptortm, SystemMatchedtm, Rotary Steerable and many others. One of our most significant drill bit innovations is our TReX and Raptor cutter technology, which significantly increases abrasion resistance (wear life) without sacrificing impact resistance (toughness). This technology provides a diamond surface that maintains a sharp, low-wear cutting edge that produces drilling results that exceed conventional standards for PDC bit performance. ReedHycalog manufactures these unique and patented synthetic diamonds completely in-house at our Stonehouse, U.K. and Provo, Utah facilities.

Roller-Cone Bits

ReedHycalog has manufactured roller-cone bits since 1916 and produces roller-cone bits for a wide variety of oil and gas drilling applications. Roller-cone bits consist of three rotating cones that have cutting teeth, which penetrate the formation through a crushing action as the cones rotate in conjunction with the rotation of the drill pipe. This cutting mechanism, while less efficient than fixed-cutter bits, is more versatile in harder formations, or where the geology is changing. We manufacture roller-cone bits with milled teeth and with tungsten carbide insert teeth, which have a longer life in harder formations. We also manufacture a unique patented line of bits using a powder-metal forging technology sold under the brand TuffCuttertm.

We market our roller-cone products and technology globally under various brand names including RockForcetm, Titantm and TuffCuttertm.

Andergauge

Andergauge has designed, patented, rented and serviced downhole tools since 1986 when Andergauge introduced a downhole adjustable stabilizer (The Andergauge) which is still widely used today for wellbore inclination control. Over the years, Andergauge has continued to innovate and introduce new tools to complement and enhance the drilling process. Those tools include the Anderreamer mentioned above, the Anderdrifttm, a tool used to measure wellbore inclination and the DART 2D rotary steerable tool. The Andergauge offering also includes the unique Agi-tatortm tool which reduces drill string friction in many applications allowing for improved weight transfer in an inclined wellbore.

Operations

We manufacture fixed-cutter bits in Stonehouse (U.K.) and in Houston, Texas and roller-cone bits in Singapore and a separate facility in Houston, Texas. Our Corion coring services business is located near Edmonton, Alberta, Canada. In January 2005, in connection with an expansion of our Singapore operations, a significant portion of the production of roller-cone bits was moved from Houston, Texas to Singapore. In 2006, we commenced the consolidation of our four United States drill bit and diamond manufacturing locations into a single location in Conroe, Texas just north of the Houston area. This consolidation project is currently scheduled to be completed during 2007. All of our drill bit facilities are ISO 9001 and 14001 certified.

We market our drill bits, hole opening, coring services and downhole tools through a global sales and marketing network with our employees strategically positioned around the world. Sales people are located in North and South America, Europe, CIS, Africa, Middle East and Asia. The sales force is technologically sophisticated and has developed strong regional expertise.

Tubular Technology and Services Segment

Our Tubular Technology and Services segment provides a full range of premium threaded connections for casing, production tubing and other accessory equipment. This segment also manufactures and sells premium casing for use with third-party connections and is a leading supplier of tubulars and threaded connections for the large-bore tubular market.

Although we sell our large-bore tubulars and connections on a worldwide basis, the demand for the majority of our tubular technology and services is heavily dependent upon North American natural gas drilling activity, and it is more particularly dependent upon rigs drilling for deep gas in the Gulf of Mexico. On a short-term basis, demand for many of these products is also affected by the level of inventory held by distributors of OCTG. Distributors often reduce purchases until their inventory positions are brought in line with the then-prevailing market conditions.

Over the long-term, a key factor positively impacting demand for our tubular technology and services is the U.S. dependence on natural gas as a fuel. Gas wells generally encounter higher reservoir pressure and corrosive environments, both of which typically increase proportionally with increased depths. Therefore, gas wells can require larger-diameter tubulars with thicker walls, higher strength steel grades and special metallurgy that is resistant to corrosive elements. For these wells, premium connections, as opposed to standardized API connections, are typically used to ensure the integrity of the tubulars throughout the life of the well. Also, depletion rates for natural gas wells in the U.S. have significantly increased during the past decade, which indicates more wells will need to be drilled to keep production levels constant. Although the business will continue to be cyclical, which can affect our performance from year-to-year, this longer term secular trend of increased demand in North America for natural gas should increase the number of natural gas wells being drilled and completed, thus increasing demand for our tubular technology and services.

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

Tube-Alloytm Accessories

Tubular accessories are manufactured and sold through our Tube-Alloy product line and include flow control equipment, such as vacuum-insulated tubing, pup joints and landing nipples. Our vacuum-insulated tubing represents an advanced flow-control solution used to minimize paraffin deposits, gas-hydrate formation and annular pressure buildup in deepwater production environments. Through our Tube-Alloy product line, we thread third-party tubular products with our Atlas Bradford connections as well as with third-party connections licensed to us. Our competitors for these products and services include Hunting Interlock, Inc., Benoit, Inc., Oil Tools International, international steel mills and numerous other regional competitors in the U.S. and worldwide.

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

XL Systems

Our XL System’s product line offers the customer an integrated package of large-bore tubular products and services for offshore wells. This product line includes our proprietary line of wedge thread marine connections on large-bore tubulars and related engineering and design services. We provide this product line for drive pipe, jet strings and conductor casing. We also offer weld-on connections and service personnel in connection with the installation of these products. We recently completed development of our new high-strength Vipertm weld-on connector that we believe will permit us to penetrate traditional markets that do not require the enhanced performance of our proprietary wedge thread design.

We currently offer top tension production risers and have begun to bundle our riser products with other third-party technology to offer a complete line of riser products. Risers range from 7 inches to 13 3/8 inches and represent that section of the offshore production system from the wellhead and mudline up to the offshore production platform, which is typically either a floating platform, tension-leg platform or Spar. Our risers are sold with our various marine riser connectors. The tubular and coupling components of our riser products are often manufactured for our XL Systems product line by our Atlas Bradford and TCA product lines.

Our XL Systems product line competes with DrilQuip, Vetco, Oil States, Franks and various other competitors domestically and internationally.

Operations

Our Tubular Technology and Services segment operations are located in Texas, Louisiana, Oklahoma, Wyoming, Vlissingen (The Netherlands) and Canada. We also offer accessory threading services in Venezuela. In connection with our TCA operations in Muskogee, Oklahoma, we have entered into a long-term supply agreement with U.S. Steel Corporation that we expect will supply the majority of our steel needs at this location for the next several years.

Corporate and Other Segment

This segment primarily includes our corporate overhead expenses along with the operations of IntelliServ. In September 2005, we acquired full ownership of IntelliServ, a company focused on the provision of well-site data transmission services. IntelliServ’s core product, “The IntelliServ® Network”, was commercialized in February 2006 and incorporates various proprietary mechanical and electrical components into our premium drilling tubulars to allow bi-directional data transfer via the drill string. This network functions at speeds several orders of magnitude higher than current mud pulse and electromagnetic transmission systems and will potentially deliver significant improvements in drilling efficiency and well placement. IntelliServ offers its products and services on a rental basis to oil and gas operators and is in the preliminary stages of commercial adoption.

Other Business Data

Research and Engineering

We maintain an active research and engineering program. The program improves existing products and processes, develops new products and processes and improves engineering standards and practices that serve the changing needs of our customers. Our expenditures for research and engineering activities totaled $35.1 million, $25.7 million and $20.5 million in 2006, 2005 and 2004, respectively.

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

Backlog

As of December 31, 2006, we had a product backlog of $1,182.0 million, representing 65% of our total revenues for the year ended December 31, 2006, of which $1,155.5 million we expect to complete during 2007. This backlog was comprised of $1,109.9 million from Drilling Products and Services and $72.1 million from Tubular Technology and Services. We had a product backlog as of December 31, 2005 and 2004, of $813.6 million and $291.9 million, respectively. These year-end backlogs represented 60% and 31% of our total revenues for those years, respectively. The significant increase in product backlog reflects the strengthening of overall market conditions for oil and gas drilling.

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

Our expenditures to comply with environmental laws and regulations were not material in 2006, and are not expected to be material in 2007. We also believe that we are in material compliance with applicable environmental requirements and our costs for compliance with environmental laws and regulations are generally within the same range as those of our competitors. However, we can offer no assurance that our costs to comply with environmental laws will not be material in the future. Prior to our acquisition in 2002, ReedHycalog was conducting remediation of groundwater at certain of its facilities. Based on currently available information, the indemnification provided by Schlumberger in the acquisition agreement and contractual indemnities from other third parties, we do not believe that these matters will result in any material effect on our capital expenditures, earnings or competitive position. However, there can be no guarantee that the indemnities will be available to cover all costs or that material expenditures will not be incurred.

Our operations are also affected by trade laws affecting the import of OCTG, drill pipe and other products into the U.S. Although the majority of our manufacturing operations, including the capital investment, employees and costs and expenses associated therewith, are located in the U.S., we have key manufacturing facilities located outside the U.S., including our drill bit operations in the U.K. and Singapore, our 50.01% owned VAT subsidiary located in Austria and our tool joint manufacturing operations in Mexico and Italy, that support our domestic operations. Our premium tubular business also is affected by the level of foreign imports of tubular products into the U.S.

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

Employees

As of January 31, 2007, we had 4,857 employees. Certain of our operations are subject to union contracts that cover approximately 9% of our total employees. We believe our relationship with our employees is good.

Available Information

We file annual, quarterly, and other reports and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

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

Risk Factors and Exposures

The businesses in which we operate are subject to various risks and uncertainties that could have adverse consequences on our results of operations and financial condition and that could cause actual results to be materially different from projected results contained in the forward-looking statements in this report and in our other disclosures. Investors should carefully consider these risks and uncertainties when evaluating our company and the forward-looking statements that we make. These risks and uncertainties include the following:

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

The U.S. and worldwide economies can be volatile, and their future directions are naturally uncertain. If North American or international economies decline unexpectedly, our results of operations, stockholders’ equity, cash flows and financial condition could be materially adversely affected.

Increases in the prices of our raw materials could affect our results of operations.

We use large amounts of steel and alloy tubulars and bars in the manufacturing of our products. The price of steel and these alloy raw materials has a significant impact on our cost of producing products. If we are unable to pass future raw material price increases on to our customers, our margins and results of operations, stockholders’ equity, cash flows and financial condition could be adversely affected.

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

We rely on various suppliers to supply the components utilized to manufacture our drilling products and premium casing. The availability of the raw materials is not only a function of the availability of steel, but also the alloy materials that are utilized by our suppliers in manufacturing tubulars that meet our proprietary chemistries. If material disruptions to raw materials availability occur, it could adversely affect our results of operations, stockholders’ equity, cash flows and financial condition and our ability to increase our manufacturing operations to meet the increased revenues upon which our forward-looking statements are based. In this regard, we are party to a green-tube supply agreement with VAT, a company in which we beneficially own a 50.01% interest. This contract currently expires in July 2007. We currently are negotiating a renewal of this contract; however, if we were unsuccessful in reaching agreement, or if such agreement resulted in a material increase in our green tube costs, such result could have an adverse affect on our results of operations.

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

Our forward-looking statements assume we can increase or decrease capacity with minimal operational disruption and inefficiencies and costs. If this does not happen, or we experience unexpected difficulties in this regard, our results of operations could be adversely affected.

Our results of operations can be adversely affected by adverse weather conditions and unexpected stoppages in production.

Our projections assume that there will not be any adverse effects in demand for our products or our production capacity from unexpected weather conditions such as hurricanes and other natural disasters or other unforeseen events outside of our control. In addition, our forward-looking statements assume that we will not experience any material failures in our manufacturing equipment that would reduce our manufacturing capacity and efficiencies. If such unexpected weather conditions or disruptions in operations occur, they could have a material adverse effect on our results of operations.

Our international operations may experience severe interruptions due to political, economic or other risks, which could adversely affect our results of operations and financial condition.

For the year ended December 31, 2006, we derived approximately 40% of our total revenues from our facilities outside the United States. In addition, a large part of sales from our domestic locations were for use in foreign countries. In addition, many of our key manufacturing operations are outside of the United States, including Mexico, Italy, United Kingdom, China, Indonesia and Singapore. Our operations in certain international locations are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

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

We manufacture and sell drill pipe locally through our Chinese operations. As is customary in this country, our Chinese operations may settle receivables and payables through bearer bonds and notes. At December 31, 2006, we were holding $4.4 million of such notes. To date, our Chinese operations have not experienced significant losses as a result of such practice; however, there can be no assurance that such losses would not occur in the future. Any such losses could have a material adverse effect on our results of operations in the period in which they occur.

We have an agreement with VAT, an entity of which we own 50.01%, to purchase green tubulars. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any “anti-dumping” duties in the United States on the resale of these tubulars, which could affect our ability to resell the tubulars in the United States. Further, our long-term supply contract with VAT is denominated in Euros. We have no significant offset for revenues in Euros and we have not hedged for currency risk with respect to this contract. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could materially adversely affect our results of operations, stockholders’ equity, cash flows and financial condition.

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

Additionally, foreign producers of tubular goods have been found to have sold their products, which may include premium connections, for export to the United States at prices that are lower than the cost of production, or their prices in their home market, or a major third-country market. Anti-dumping orders restricting the manner and price at which tubular goods from certain countries can be imported are currently in effect. In this regard, hearings relating to sunset reviews of anti-dumping orders covering oil country tubular goods from Japan, Argentina, Italy, Korea, and Mexico are scheduled to occur in April 2007. If such orders are revoked or changed, we would be exposed to increased competition from imports that could reduce our sales and market share and results of operation.

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

		Facility
		Size
Location	Tenure	(Sq.Ft.)	Utilization

Drilling Products and Services
Navasota, Texas	Owned	347,000	Manufacture of drill stem products
Veracruz, Mexico	Leased	303,400	Manufacture of tool joints and processing of drill pipe
Baimi Town, Jiangyan, Jiangsu China	Leased	49,428	Manufacture of drill pipe
Tianjin, China	Leased	100,912	Manufacture of unfinished upset to grade drill pipe
Turin, Italy	Owned	60,400	Manufacture of tool joints
Jurong, Singapore	Leased	33,600	Manufacture of drill collars, accessories and threading services
Batam Island, Indonesia	Owned	25,984	Manufacture of drill pipe

ReedHycalog
Houston, Texas	Owned	403,000	Manufacture of roller-cone bits
	Owned	50,256	Manufacture of fixed-cutter bits
	Leased	58,920	Manufacture of bi-center bits
	Leased	11,095	Assembly and machining of downhole tools
Stonehouse, U.K.	Owned	71,000	Manufacture of fixed-cutter bits
Jurong, Singapore	Leased	202,431	Manufacture of roller-cone bits
Provo, Utah	Leased	39,038	Manufacture of PDC cutters
Aberdeen, Scotland	Owned	29,740	Assembly and machining of downhole tools

Tubular Technology and Services
Muskogee, Oklahoma	Leased	195,900	Manufacture of TCA premium casing and premium threading
Houston, Texas	Leased	249,893	Manufacture of Atlas Bradford connectors
	Owned	54,500	Premium threading services and manufacture of tubular accessories
Houma, Louisiana	Owned	101,150	Manufacture and threading of downhole accessories
Broussard, Louisiana	Owned	55,920	Premium threading of downhole and specialty equipment
Casper, Wyoming	Owned	28,181	Premium threading of casing and tubing
Beaumont, Texas	Owned	17,838	Premium threading services and manufacture of conductors
Vlissingen, The Netherlands	Leased	65,800	Premium threading services and manufacture of conductors
Batam Island, Indonesia	Owned	14,400	Premium threading services and manufacture of conductors

		Facility
		Size
Location	Tenure	(Sq.Ft.)	Utilization

Corporate and Other
Provo, Utah	Owned	105,604	IntelliServ drill pipe
Houston, Texas	Leased	42,534	Corporate headquarters
The Woodlands, Texas	Leased	61,831	Sales and administrative offices

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has a par value of $0.01 per share and is listed and traded on the New York Stock Exchange (NYSE) under the symbol “GRP.” The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NYSE:

	High	Low

2006
First quarter	$51.47	$35.67
Second quarter	55.43	39.70
Third quarter	48.33	34.32
Fourth quarter	45.32	33.11
2005
First quarter	$25.50	$17.83
Second quarter	27.47	21.41
Third quarter	41.49	26.58
Fourth quarter	47.82	32.38

We have not paid cash dividends on our common stock since becoming a public company. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our credit facility and indenture governing our 6 1/8% Senior Notes Due 2015 contain restrictions on our ability to pay dividends. Refer to Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information.

At February 16, 2007, we had 2,406 record holders of our common stock.

Share Repurchases

Following is a summary of our repurchase activity, including trustee purchases related to our executive deferred compensation plan, for the three-month period ending December 31, 2006:

	Number of		Total Number of Shares
	Shares	Average Price	Purchased as Part of a
Period	Purchased(a)	Per Share	Publicly Announced Plan(b)

October 1 - 31, 2006	352,673	$37.48	348,885
November 1 - 30, 2006	316,843	37.78	313,400
December 1 - 31, 2006	3,606	42.66	0

Total	673,122	$37.65	662,285

(a)	Of the 673,122 shares purchased during the three-month period ended December 31, 2006, 10,837 shares were purchased by the trustee for our executive deferred compensation plan for the benefit of the plan participants using funds directed by the plan participants and funds matched by us as provided in the plan. These share purchases were not part of a publicly announced program to purchase common shares.

(b)	In February 2006, our Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $150 million of our common stock with no established expiration date. In October 2006, our Board of Directors approved an increase in our stock repurchase program by $200 million (to $350 million from $150 million). For the three-month period ended December 31, 2006, we repurchased 0.7 million shares at a total cost of $24.9 million. Such shares are reflected in the accompanying Consolidated Balance Sheets as “Treasury Stock.” At December 31, 2006, there was $188.3 million remaining under this program for future repurchases.

Five-Year Performance Graph

This graph compares the yearly cumulative return on the common stock with the cumulative return on the S&P 500 and the Philadelphia Oilfield Service Index (“OSX”) since December 31, 2001. The graph assumes the value of the investment in the common stock and each index was $100 on December 31, 2001, and that all dividends are reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG GRANT PRIDECO, INC., THE S&P 500 INDEX
AND THE PHLX OIL SERVICE SECTOR INDEX

	12/01	12/02	12/03	12/04	12/05	12/06
Grant Prideco, Inc.	100.00	101.22	113.22	174.35	383.65	345.83
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
PHLX Oil Service Sector	100.00	91.27	105.49	142.69	214.08	242.69

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2006(a)(b)	2005(c)	2004(a)	2003(d)	2002(e)
		(In thousands, except per share data)

Operating Data:
Revenues	$1,815,693	$1,349,997	$945,643	$803,818	$609,390
Operating Income	564,378	310,953	141,672	45,297	46,995
Income from Continuing Operations	464,584	189,004	64,793	4,657	13,690
Income Before Cumulative Effect of Accounting Change	464,584	189,004	55,266	5,190	13,046	(f)
Net Income	464,584	189,004	55,266	5,190	6,634
Income Per Share:
Income from Continuing Operations:
Basic	3.56	1.49	0.53	0.04	0.12
Diluted	3.50	1.45	0.51	0.04	0.12
Net Income:
Basic	3.56	1.49	0.45	0.04	0.06
Diluted	3.50	1.45	0.44	0.04	0.06
Balance Sheet Data (At End of Period):
Total Assets	$2,022,067	$1,540,284	$1,344,466	$1,262,061	$1,315,349
Long-Term Debt	237,212	217,484	377,773	426,853	478,846
Stockholders’ Equity	1,362,883	996,155	705,541	606,114	588,872

(a)	See discussion of other operating items related to 2006 and 2004 in Note 5 in the accompanying consolidated financial statements.

(b)	Includes a license and royalty payment in 2006 of $20.0 million the Company received in exchange for the use of ReedHycalog’s patented technology for the shallow leaching of PDC cutters (see Note 4 for further discussion).

(c)	Includes total refinancing charges of $57.1 million in 2005, which includes $35.4 million related to replacing our previous $190 million credit facility with a new $350 million credit facility, and an early redemption of our $200 million 9 5/8% Senior Notes due 2007 and $21.7 million related to the repurchase of substantially all of our 9% Senior Notes.

(d)	Includes $37.8 million of charges in 2003, which includes $24.9 million related to fixed asset write-downs, $6.4 million related to inventory reserves for exited product lines, $6.4 million related to asset impairments, $1.5 million related to stock based compensation expense offset by a benefit of $1.4 million related to the settlement of a contingent liability.

(e)	Includes $7.0 million of charges in 2002. This includes a charge of $2.6 million related to fixed asset write-downs and a charge of $4.4 million for executive severance costs.

(f)	Includes a cumulative effect of accounting change in 2002 related to Financial Accounting Standards Board (SFAS) No. 142, “Goodwill and Other Intangible Assets” of $6.4 million, net of tax.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position as of December 31, 2006 and 2005, and our results of operations for each of the three years in the period ended December 31, 2006. This discussion should be read with our consolidated financial statements and their notes included elsewhere in this Annual Report on Form 10-K.

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

General

We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology and specialty tools, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. We operate primarily through three business segments: (1) Drilling Products and Services, (2) ReedHycalog and (3) Tubular Technology and Services. Additionally, our Corporate and Other segment includes the results of IntelliServ, in which we acquired the remaining 50% interest in September 2005.

License and Royalty Agreement

In September 2006, we entered into a technology licensing agreement with a competitor to use ReedHycalog’s patented technology for the shallow leaching of PDC cutters in exchange for $20 million in guaranteed non-refundable and non-cancelable payments ($10 million was paid in October 2006 with the remaining $10 million paid in January 2007) and future royalty payments. As we have no remaining obligations under the agreement as performance has been completed, we recognized $20 million as “License and Royalty Income” in the accompanying Consolidated Statements of Operations in 2006. Beginning on April 1, 2008, we will be paid, on a quarterly basis, a royalty determined on actual licensed drill bits invoiced by the competitor. We will recognize these royalties as income in the period the competitor sells our licensed drill bits.

Acquisitions

On October 13, 2006, we acquired Anderson Group Ltd. and related companies (collectively, Andergauge) for approximately $117.7 million, including cash acquired and a non-interest bearing note payable of $5.0 million, plus the assumption of net debt of approximately $39.9 million and related transaction expenses. The debt assumed was repaid in connection with the acquisition with cash on hand and through the use of a draw under our credit facility. The note payable of $5.0 million is due April 2007, which was discounted to $4.9 million based on our incremental borrowing rate of 6.0%. Andergauge, based in Aberdeen, Scotland, is a provider of specialized downhole drilling tools, including the AnderReamer and Agi-tator, and provides services related to these tools. We recorded goodwill of $100.9 million, which is not deductible for tax purposes, and intangible assets of $26.0 million for customer relationships and $12.0 million for patents. The customer relationships and patents are being amortized over 10 and 12 years, respectively. The purchase price for the Andergauge acquisition has been allocated to the fair values of net assets acquired. Andergauge’s results of operations are included in the ReedHycalog segment from the date of acquisition.

In June 2006, in connection with the purchase of the remaining interest of Grant Prideco Jiangsu (GPJ) mentioned below, we created Jiangsu Grant Prideco Oil and Gas Equipment Co., Ltd. (JGP), a wholly-owned Chinese entity. During 2006, we funded approximately $11.0 million into JGP for the purpose of fulfilling its commitment to provide investments in China, of which $5.2 million relates to the prepayment of a 20-year land use agreement. The prepayment amount is being amortized over the life of the lease agreement.

We purchased the remaining 30% interest in GPJ effective October 1, 2005 for $10.5 million in cash and a commitment to make subsequent investments in China. Additionally, we entered into a 5-year non-compete agreement with one of the selling shareholders for $0.5 million.

On September 2, 2005, we acquired the remaining 50% interest in IntelliServ for $8.7 million in cash plus a non-interest bearing note payable of $7.0 million which was discounted to $6.8 million based on our incremental borrowing rate of 4.9%, of which $4.0 million was paid January 2006 and $3.0 million was paid January 2007. Additional contingent consideration could be paid based on the product’s adoption rate and revenues. As of December 31, 2006, no additional contingent consideration has been paid. The purchase agreement limits the total contingent consideration to $85.0 million. IntelliServ, located in Provo, Utah, has developed a drill string telemetry system that is in the early stages of commercialization.

On July 21, 2005, we acquired substantially all of the assets of Corion, a coring business headquartered in Edmonton, Alberta, Canada for approximately $17.0 million in cash with up to an additional $9.5 million payable upon achieving certain performance benchmarks. As of December 31, 2006, no additional consideration has been paid; however, in February 2007 a payment of $3.0 million was made based upon achieving certain performance benchmarks related to the year ended December 31, 2006. An additional $6.5 million could be paid out over the next two years based on Corion’s performance in 2007 and 2008. Corion’s flagship product is the Corion Express, which allows an operator to drill and core without tripping the pipe, providing substantial operational savings compared with conventional coring techniques.

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

Market Trends

Our business depends primarily on the level of worldwide oil and gas drilling activity, which is directly related to the level of capital spending by major, independent and state-owned exploration and production companies. Changes in the level of capital spending by those exploration and production companies, which are based on their expectations of future oil and gas prices, create cycles in drilling activity. The revenues, cash flows and profitability of our business segments generally tracks the level of domestic and international drilling activity, but the timing of that effect is often different for each of our segments. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count. In a declining market, customers are contractually required to purchase ordered drill pipe even if they will no longer have an immediate need for pipe. This creates a situation where some customers have an inventory of excess drill pipe. Drill bit demand and that segment’s earnings and cash flows have closely tracked the worldwide rig count. Within our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large-bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in premium tubular markets, including North American offshore drilling (in particular, the Gulf of Mexico) and deep U.S. gas drilling, but short-term demand for Atlas Bradford and TCA products also can be affected by inventories at oil country tubular goods (OCTG) distributors. This segment’s XL Systems product line generally follows the level of worldwide offshore drilling activity.

During the periods below, the revenues, profitability and cash flows from each of our business segments were impacted by changes in oil prices, gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Year Ended December 31,
	2006	2005	2004

WTI Oil(a)
Average	$66.09	$56.59	$41.51
Ending	61.05	61.04	43.45
Henry Hub Gas(b)
Average	$6.73	$8.89	$5.90
Ending	5.50	9.52	6.01
North American Rig Count(c)
Average	2,118	1,838	1,559
Ending	2,174	2,045	1,686
International Rig Count(c)
Average	925	908	836
Ending	951	948	869

(a)	Price per barrel of West Texas Intermediate (WTI) crude as of the dates presented above. Source: Bloomberg Energy/Commodity Service.

(b)	Price per MMBtu as of the dates presented above. Source: Bloomberg Energy/Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China and the Former Soviet Union).

Future Market Trends and Expectations

We anticipate future results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity. These perceptions depend on their views regarding oil and natural gas prices. When forecasting our 2007 performance, we relied on assumptions about the market for these commodities, our customers and suppliers and our backlog and past results. These indicators point to increased performance in 2007. Recently, however, increasing inventories of oil and U.S. natural gas, as well as other supply and demand factors, have driven prices for these commodities lower. Despite this decline in commodity prices, we have not yet seen any significant changes in our customer’s spending plans. Therefore, we expect drilling activity in 2007 to be similar to the strong average worldwide drilling activity levels experienced in 2006. Using these indicators and assumptions, we anticipate that 2007 earnings will be in the range of $3.90 to $4.00 per diluted share, excluding any unusual items. Our results could materially differ from these forecasts if any of our assumptions, such as customer expectations of commodity price strength or drilling activity, prove to be incorrect. In addition, our businesses’ operations, financial condition and results of operations are subject to numerous risks and uncertainties that if realized could cause our actual results to differ substantially from our forward-looking statements. These risks and uncertainties are further described in Item 1A. of this report.

Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The following table summarizes the results of the Company:

	Year Ended December 31,
	2006		2005	% Change
	(In thousands)

Revenues:
Drilling Products and Services	$888,661		$598,900	48%
ReedHycalog	504,648		398,227	27%
Tubular Technology and Services	420,600		352,870	19%
Corporate and Other	1,784		—	100%

Total Revenues	1,815,693		1,349,997	34%
Operating Income (Loss):
Drilling Products and Services	$323,189		$176,181	83%
ReedHycalog	185,087	(a)	98,616	88%
Tubular Technology and Services	119,752		88,286	36%
Corporate and Other	(63,650	)(b)	(52,130)	22%

Total Operating Income	564,378		310,953	81%

(a)	Includes a license and royalty payment of $20.0 million we received in exchange for the use of ReedHycalog patented technology for the shallow leaching of PDC cutters (see Note 4 for further discussion).

(b)	Includes a $3.9 million benefit from the settlement of a trade credit dispute (see Note 5 for further discussion).

Consolidated revenues increased $465.7 million, or 34%, while the worldwide average rig count increased 11%. Consolidated operating income increased $253.4 million, or 81%, and operating income margins increased from 23% to 31%. Operating income in 2006 includes a $20 million license and royalty fee from a drill bit license agreement with a competitor and a $3.9 million benefit from the settlement of a trade credit dispute. Improved margins reflect strong market activity and better pricing at all of our segments.

Other operating expenses (sales and marketing, general and administrative, and research and engineering) as a percentage of revenues decreased to 17% from 19%. This improvement is primarily due to increased revenue base partially offset by increased activity from IntelliServ as this division transitions from the product development stage to an operational entity.

Interest expense decreased $13.0 million due to lower average debt balances year-over-year as a result of our comprehensive debt restructuring during 2005. Equity income from unconsolidated affiliates increased to $125.6 million from $58.3 million, which primarily reflects increased earnings from VAT. VAT is benefiting from increased volume and pricing for seamless OCTG products, especially in international markets. Other income decreased from $5.7 million of income in 2005 to $3.7 million of expense in 2006 primarily due to foreign exchange losses from a weakened U.S. dollar. Additionally, in 2005 we incurred refinancing charges of $57.1 million associated with our debt restructuring program mentioned above.

The Company’s effective tax rate was 29.1% in 2006 compared to 31.1% for 2005. The reduction in the annual rate to 29.1% results primarily from additional utilization of foreign tax credit carryforwards, research and development credits, a reduction in the tax rate in China and increased domestic manufacturing deductions.

Segment Results

Drilling Products and Services

Revenues for the Drilling Products and Services segment increased $289.8 million, or 48%. Operating income increased $147.0 million, or 83%, year-over-year and operating income margin of 36% was up from 29%. These results primarily reflect increased volumes and improved pricing related to drill pipe sales. Drill pipe footage sold increased 3.3 million feet, or 30%, and average sales price per foot increased by 17%. Additionally, heavyweight drill pipe, drill collar and tool joints sales increased year-over-year due to increased activity. Total backlog for this segment was $1.1 billion at December 31, 2006 as compared to $0.8 billion at December 31, 2005. This segment also benefited from capacity additions in 2006 at its U.S. and Mexico manufacturing facilities.

ReedHycalog

Revenues for the ReedHycalog segment increased $106.4 million, or 27%. This increase was attributable to increased revenues in U.S. and Canada reflecting the 15% increase in the average North American rig count, increased revenues at certain international regions due to increased activity and focused sales programs and incremental revenues from our acquisitions of Corion in July 2005 and Andergauge in October 2006. Operating income increased $86.5 million, or 88%, and operating income margins increased from 25% to 37%. Operating income in 2006 includes a $20 million royalty and license fee payment from a competitor for the use of ReedHycalog’s patented technology. Additionally, the increase in margins also reflects improved pricing of its fixed cutter bits in the U.S. markets and better rental fleet management.

Tubular Technology and Services

Revenues for the Tubular Technology and Services segment increased by 19% to $420.6 million. Operating income increased $31.5 million, or 36% and operating income margin of 28% was up from 25%. These increases reflect improved volumes and pricing across all of this segment’s product lines due to increased activity year-over-year. Additionally, this segment’s XL Systems and Tube-Alloy divisions had increased international activity while TCA had strong results in the first half of 2006 which slowed down in the second half of the year due to available mill capacity and as distributors focused on reducing inventory levels at year-end.

Corporate and Other

Corporate/Other operating loss increased to $63.7 million in 2006 from $52.1 million in 2005. Corporate operating losses increased due to increased legal and incentive costs that were partially offset by a $3.9 million benefit in 2006 related to a favorable trade credit settlement. Additionally, operating losses related to the Company’s IntelliServ division increased compared to last year due to increased start-up costs; however, IntelliServ had revenues of $1.8 million in 2006 as this division transitions from product development to commercial activity.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The following table summarizes the results of the Company:

	Year Ended December 31,
	2005	2004		% Change
	(In thousands)

Revenues:
Drilling Products and Services	$598,900	$390,617		53%
ReedHycalog	398,227	326,918		22%
Tubular Technology and Services	352,870	226,233		56%
Corporate and Other	—	1,875		(100)%

Total Revenues	1,349,997	945,643		43%
Operating Income (Loss):
Drilling Products and Services	$176,181	$90,637	(a)	94%
ReedHycalog	98,616	70,542		40%
Tubular Technology and Services	88,286	20,884	(b)	323%
Corporate and Other	(52,130)	(40,391	)(c)	29%

Total Operating Income	310,953	141,672		119%

(a)	Includes charges of $2.0 million in 2004 related to our manufacturing rationalization program, which includes lease termination, severance and other exit costs in connection with the downsizing of our Drilling Products Canadian operations.

(b)	Includes charges of $3.2 million for severance costs related to the Tubular Technology and Services organizational restructuring.

(c)	Includes charges of $3.8 million for the write-off of leasehold improvements and furniture and fixtures related to the relocation of our corporate offices in September 2004.

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

Other operating expenses (sales and marketing, general and administrative, and research and engineering) as a percentage of revenues decreased to 19% from 25%. This improvement primarily reflects reduced sales and marketing expenses at certain foreign locations at our ReedHycalog segment.

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

ReedHycalog

Revenues for the ReedHycalog segment increased $71.3 million, or 22%. This increase was attributable to increased revenues in U.S. and Canada reflecting the 18% increase in the average North American rig count, increased revenues at certain international regions due to increased activity and focused sales programs, and incremental revenues from our acquisition of Corion in July 2005. Operating income increased $28.1 million, or 40%, and operating income margins increased from 22% to 25%. The increase in margins was primarily due to decreased sales and marketing expenses at certain less profitable foreign locations.

Tubular Technology and Services

Revenues for the Tubular Technology and Services segment increased by 56% to $352.9 million. Operating income increased $67.4 million, or 323%, which includes other charges mentioned above of $3.2 million in 2004, and operating income margins of 25% was up from 9%. These increases reflect increased volumes and pricing across all of this segment’s product lines primarily due to increased deep gas drilling activity and higher steel prices.

Corporate and Other

Corporate expenses for 2005 were $52.1 million up from $40.4 million in 2004, which included other charges previously mentioned of $3.8 million in 2004. As a percentage of revenues, Corporate expenses remained relatively flat year-over-year. The increase is also due to start-up costs associated with IntelliServ, which we acquired the remaining 50% in September 2005.

Liquidity and Capital Resources

Our liquidity depends upon our cash flow from operations, the level of availability under our credit facility and our ability to raise capital from third parties. During 2005, we completed a comprehensive debt restructuring where we entered into a new $350 million secured credit facility, replacing our previous $190 million credit facility, and replaced our existing 9% and 9 5/8% Senior Notes totaling $375 million with 6 1/8% Senior Notes totaling $200 million. Subsequently, in 2006 we replaced our secured credit facility with a $350 million unsecured credit facility. As a result of our restructuring, coupled with a significant increase in cash flows from operations, we have significantly improved our liquidity position.

We believe that we are positioned to take advantage of the strong market for our products and services, to take advantage of strategic opportunities as they become available and to maintain sufficient company liquidity in the event of a downturn. In February 2006, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $150 million of our common stock and, in October 2006, the Board of Directors approved an increase in our stock repurchase program by $200 million. At December 31, 2006, we had repurchased 4.1 million shares at a total cost of $161.7 million. We may repurchase our shares in the open market based on, among other things, our ongoing capital requirements and expected cash flows, the market price and availability of our stock, regulatory and other restraints and general market conditions. The repurchase program does not have an established expiration date.

At December 31, 2006, we had cash of $57.3 million, working capital of $640.1 million and unused borrowing availability of $306.8 million under our new unsecured credit facility, compared to cash of $28.2 million, working capital of $479.6 million and unused borrowing availability under our previous senior credit facility of $330.6 million at December 31, 2005.

The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Net Cash Provided by Operating Activities	$394,100	$194,676	$113,170
Net Cash Used in Investing Activities	(210,644)	(69,672)	(45,381)
Net Cash Used in Financing Activities	(154,609)	(144,180)	(39,890)

Operating Activities

Net cash flow provided by operating activities increased by $199.4 million in 2006 compared to 2005 primarily due improved operating results reflecting the continued strengthening in the oil and gas drilling markets. Cash flow before changes in operating assets and liabilities increased by $249.3 million reflecting the increase in activity, which was partially offset by a use of cash of $49.9 million related to a net increase in operating assets. Due to the strong market, sales have increased which is reflected in increased accounts receivable coupled with a build up in inventory in anticipation of sales. Additionally, tax payments during the year were partially offset by cash provided by increased accounts payable.

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

Investing Activities

Net cash used in investing activities increased by $141.0 million in 2006 compared to 2005. Cash payments for business acquisitions increased $72.8 million due to the acquisition of Andergauge of $106.6 million in October 2006. Additionally, 2005 includes investments in subsidiaries of $5.3 million related to IntelliServ, which we acquired the remaining 50% interest in September 2005. Capital expenditures in 2006 were $100.2 million compared to $29.5 million in 2005.

Net cash used in investing activities increased by $24.3 million in 2005 compared to 2004. Cash payments for business acquisitions in 2005 primarily include $17.0 million for the assets of Corion, $10.5 million for the remaining 30% interest in GPJ and $8.7 million for the remaining 50% interest in Intelliserv. Net cash used in investing activities in 2004 include the proceeds from the sale of Texas Arai of $19.9 million and the proceeds from higher sales of fixed assets of $6.6 million, which was not repeated in 2005. Capital expenditures in 2005 were $29.5 million compared to $37.9 million in 2004.

Financing Activities

Net cash used in financing activities increased by $10.4 million in 2006 compared to 2005. This increase reflects payments on Andergauge debt assumed in 2006 of $46.2 million, lower proceeds from common stock issuances of $56.4 million and an increase in the repurchase of common stock of $161.7 million shares, partially offset by lower net repayments on debt and costs in 2006 of $238.3 million primarily in connection with our debt restructuring in 2005. Additionally, due to the adoption of SFAS No. 123(R) at January 1, 2006, excess tax benefits related to stock option exercises are now reflected in financing activities, which were $15.6 million for 2006.

Net cash used in financing activities increased by $104.3 million in 2005 compared to 2004. This primarily reflects increased net repayments on debt of $104.0 million coupled with a debt redemption premium of $43.8 million related to the redemption of our 9 5/8% Senior Notes. This was partially offset by an increase in proceeds from stock option exercises of $49.5 million.

Debt

Credit Facility

In August 2006, we replaced our existing five-year $350 million revolving secured credit facility with an amended and restated five-year $350 million revolving senior unsecured credit facility (New Credit Facility). Under the New Credit Facility, we have the option to increase aggregate U.S. borrowing availability by an additional $150 million in increments of $25 million, subject to syndication.

The U.S. portion of the New Credit Facility is guaranteed by us and our U.S. subsidiaries and the U.K. portion of the New Credit Facility is guaranteed by us and all of our U.K. subsidiaries. The terms of the New Credit Facility provided for financial covenants that include maintenance at all times of a maximum total debt to book capitalization ratio not to exceed 50%, and maintenance on a rolling four quarter basis of a minimum interest coverage ratio (EBITDA/interest expense) of not less than 2.50 to 1.00. The New Credit Facility contains additional covenants, including restrictions to incur new debt, repurchase company stock, pay dividends, sell assets, grant liens and other related items. At December 31, 2006, we were in compliance with the various covenants under the New Credit Facility.

Amounts outstanding under the U.S. portion of the New Credit Facility accrue interest, at our option, at either the base rate or Eurocurrency rate plus, in each case, an applicable margin. The base rate is a fluctuating interest rate based upon the higher of (a) the Wells Fargo prime rate or (b) the Federal Funds rate plus 0.50%; the Eurocurrency rate is a fluctuating interest rate based upon the British Banking Association LIBOR. The applicable margin ranges from 0.00% to 0.375% for the base rate and from 0.30% to 1.375% for the Eurocurrency rate, and the unused portion of the revolver is subject to a commitment fee ranging from 0.065% to 0.30%. Each of these ranges are based upon our debt ratings. Amounts outstanding under the U.K. portion accrue interest based upon the base rate as determined by HSBC Bank, plus a margin ranging from 0.00% to 0.375%. The New Credit Facility also provides us with availability for stand-by letters of credit and bank guarantees.

As of December 31, 2006, we had $34.6 million in outstanding borrowings under the New Credit Facility and $8.6 million of letters of credit and bank guarantees that were issued under the New Credit Facility, resulting in unused borrowing availability of $306.8 million. The borrowings under the New Credit Facility are recorded as “Long-Term Debt” in the accompanying Consolidated Balance Sheets as we have the ability under the New Credit Facility and the intent to maintain these obligations for longer than one year.

In connection with the New Credit Facility, $2.7 million of capitalized debt fees related to the previous credit facility have been combined with $1.0 million of debt fees related to the New Credit Facility and will be amortized over the five-year term of the New Credit Facility. These capitalized debt fees are being amortized as interest expense, and are included in “Other Assets” in the accompanying Consolidated Balance Sheets.

Liquidity Outlook

We estimate for 2007 our required principal and interest payments for our outstanding debt to be approximately $21 million and capital expenditures to be approximately $130 million to $140 million, which includes capital expenditures for our new ReedHycalog facility, capital spending related to the manufacture of IntelliServ drill string and capital spending related to capacity expansions and efficiency projects in the Drilling Products and Tubular Technology segments. We currently expect to satisfy all required debt service and capital expenditures during 2007 from operating cash flows, existing cash balances and our borrowing availability under the New Credit Facility.

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

The following table summarizes our contractual obligations and commercial commitments at December 31, 2006:

					After
	Total	1 Year	2-4 Years	5-6 Years	6 Years
	(In thousands)

Contractual Obligations:
Long-Term Debt(a)	$318,409	$20,719	$37,397	$59,410	$200,883
Capital Lease Obligations(a)	1,466	572	894	—	—
Operating Leases	50,404	9,991	17,680	6,723	16,010
Purchase Obligation(b)	239,437	239,397	40	—	—

Total Contractual Obligations	$609,716	$270,679	$56,011	$66,133	$216,893

					After
	Total	1 Year	2-4 Years	5-6 Years	6 Years

Commercial Commitments
Letters of Credit	$9,506	$7,734	$1,288	$484	$—

(a)	Long-term debt and capital lease obligations above include estimated interest payments based on principal balances and interest rates as of December 31, 2006.

(b)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transaction.

Related-Party Transactions

Our ReedHycalog segment sells drill bits and other services worldwide to oil and gas operators, including Newfield Exploration Company (Newfield). In addition, a division of our Tubular Technology and Services segment also sells accessories directly to Newfield. Two of our directors, Mr. Trice and Mr. Hendrix, are directors of Newfield and Mr. Trice is Newfield’s Chairman, President and Chief Executive Officer. During 2006, 2005 and 2004, Newfield purchased approximately $2.9 million, $2.3 million and $2.1 million, respectively, of products from us. We believe that the prices we charge are on terms comparable to those that would be available to other third parties.

Additionally, we also sell products and services to Weatherford. Three of our Board members also serve on the Board of Weatherford. During 2006, 2005 and 2004, Weatherford purchased approximately $42.0 million, $38.9 million and $25.1 million, respectively, of products from us. We believe that the prices we charge Weatherford are on terms comparable to those that would be available to other third parties.

We have entered into a green-tube supply agreement with VAT that provides for minimum annual purchase of green commitment by us through July 31, 2007. The contract also provides for a surcharge provision under which actual costs of key raw materials in the green pipe production process are indexed to the April 2003 base cost and surcharges per ton assessed accordingly for the difference. Although we are not contractually obligated to purchase an annual minimum quantity, the contract does include a penalty when purchases fall below a minimum level calculated using a two-year average. The maximum annual penalty due under the contract would be approximately 1.9 million Euros annually (approximately $2.5 million at December 31, 2006). During 2006, we met our minimum purchase requirements and we currently believe we will meet our contractual commitments for 2007 without incurring unnecessary penalties or material unnecessary inventory positions. To date, we have not incurred penalties related to this commitment. We are currently in the process of negotiating a renewal of this contract.

Off-Balance Sheet Financing

We do not have any off-balance sheet hedging, financing arrangements or contracts except those associated with our investment in VAT, which is not consolidated in our financial statements. This investment is accounted for under the equity-method of accounting. The assets and liabilities of VAT are summarized in Note 9. Additionally, VAT has entered into forward contracts to cover its currency risk related to accounts receivables and accounts payables, has entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds, and has also entered into an agreement with a bank to sell a significant portion of its accounts receivable.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The new Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. We are assessing the potential impact on our financial statements.

In September 2006, the FASB issued FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No 158). SFAS No. 158 requires plan sponsors of defined benefit pension plans to recognize the funded status of their defined benefit pension plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on our financial statements at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on our consolidated financial statements at December 31, 2005 or 2004. SFAS No. 158’s provisions regarding the change in the measurement date of defined benefit pension plans are not applicable as we already use a measurement date of December 31 for our defined benefit pension plans. See “Critical Accounting Policies and Estimates” for further discussion of the effect of adopting SFAS No. 158 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We adopted SAB 108 at December 31, 2006 and it did not have a significant impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, we will adopt FIN 48 on January 1, 2007. We do not believe the adoption of FIN 48 will have a significant impact on our financial statements.

In March 2006, the FASB issued Emerging Issues Task Force (EITF) Abstract Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (EITF 06-03). Taxes within the scope of EITF 06-03 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. We generally record our tax-assessed revenue transactions on a net basis in our Consolidated Statements of Operations and therefore, we do not anticipate that EITF 06-03 will have a material impact on our financial statements.

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

Revenue Recognition

Our revenues are primarily comprised of product sales, rentals and services. Revenues are recognized when all of the following criteria have been met: a) evidence of an arrangement exists, b) the price to the customer is fixed and determinable, c) delivery to and acceptance by the customer has occurred or services have been rendered, d) no significant contractual obligations remain to be completed or performed and e) collectibility is reasonably assured. We recognize revenues associated with rebillable shipping costs.

If requested in writing by the customer, delivery may be satisfied through delivery to our customer storage location or to a third-party storage facility. For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are deferred until the customer takes physical possession. At December 31, 2006, we had deferred revenues and charges related to such transactions of $4.9 million and $4.0 million, respectively. At December 31, 2005, we had deferred revenues and charges related to such transactions of $21.4 million and $14.6 million, respectively. We also have deferred revenues related to customer advances which were $13.3 million and $3.9 million at December 31, 2006 and 2005, respectively.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” a revised standard that establishes accounting for stock-based payment transactions when a company receives employee services in exchange for equity instruments. Prior to 2006, we accounted for employee stock options using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” We also complied with the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The provisions of APB No. 25 required compensation expense to be recognized in operations for restricted stock, but did not require expense recognition for unvested stock options or for awards granted under the employee stock purchase plan (ESPP) as we issued options at exercise prices equal to the market value of our common stock on the date of grant and because our ESPP was noncompensatory. The pro forma effects on net income and earnings per share for the stock options and ESPP awards were instead disclosed in a footnote to the financial statements.

Under the new standard, companies are required to account for stock-based compensation using the fair value of equity awards at the grant date, with the fair value recognized in operations during the employee’s requisite service period (typically the vesting period). Additionally, compensation cost is recognized based on awards that are ultimately expected to vest; therefore, the compensation cost recognized on stock options is reduced for estimated forfeitures based on our historical forfeiture rates. We elected to use the modified prospective application transition method set out in SFAS No. 123(R). That method requires recognition of compensation expense for stock-based payment awards that are granted, modified, repurchased or cancelled after 2005. Compensation expense for unvested stock options outstanding as of January 1, 2006 for which the requisite service has not been rendered is being recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123. As a result of the adoption of SFAS 123(R), the balance in unearned compensation recorded in stockholders’ equity as of January 1, 2006, of $6.6 million was reclassified to and reduced the balance of “Capital in Excess of Par Value”. Prior periods were not restated to reflect the impact of adopting the new standard.

Adoption of the new standard resulted in decreases for the year ended December 31, 2006 in income before income taxes of $4.6 million, net income of $3.0 and reduced basic and diluted earnings per share by approximately $0.02 per share. Additionally, no stock-based compensation costs were capitalized.

There are various assumptions used when valuing stock options such as volatility and expected option term. While we believe the assumptions used are supportable and reasonable under accounting standards applicable at that date, different conditions or assumptions could have derived different fair values for recognizing stock option expense.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on historical collection trends, type of customer, the age of outstanding receivables and any specific customer collection issues that we have identified. At December 31, 2006 and 2005, the allowance for doubtful accounts totaled $3.5 million and $5.9 million, respectively. The provision for bad debt expense, including recoveries and other adjustments, was ($1.0 million), $1.7 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004 respectively. We believe the allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

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

Valuation of Long-Lived Assets

A review for impairment of long-lived assets is performed whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to expected undiscounted future net cash flows to be generated by the asset group. If such asset group is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds fair value based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs. While we believe no impairments existed at December 31, 2006 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

Goodwill and Other Intangible Assets

Goodwill is subject to at least an annual impairment test and more frequently if circumstances indicate its value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Other intangible assets are amortized on a straight-line basis over the years expected to be benefited and are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on our annual goodwill impairment test as of October 1, 2006, we do not believe any of our goodwill was impaired as of December 31, 2006. While we believe no impairment existed at December 31, 2006 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

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

Contingent Liabilities

We have contingent liabilities and future claims for which we have made estimates of the amount of the actual costs of these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision to cover an expected loss based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities primarily include litigation, warranty claims, environmental liabilities, contract claims and tax contingencies. While management believes the recorded liabilities are adequate, inherent limitations in the estimation process may cause future actual losses to exceed expected losses.

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

Pension Plans

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires companies to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in its balance sheet at December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income/loss, net of tax. The adjustment to accumulated other comprehensive income/loss at adoption represents the reclassification of unrecognized actuarial gains/losses and unrecognized prior service costs, all of which were previously netted against the plan’s liabilities. The amounts related to the pensions in accumulated other comprehensive income/loss will subsequently be recognized as net periodic pension costs pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods will be recognized as a component of other comprehensive income/loss. Those amounts will be subsequently recognized as a component of net periodic pension costs on the same basis as the amounts recognized in accumulated other comprehensive income/loss at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on our Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on our Consolidated Statement of Operations for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods. Additionally, due to the status of our plans, the actual benefit obligations equaled the projected benefit obligations; therefore, there was no adjustment to the funded status of our plans as a result of adopting the provisions of SFAS No. 158.

	Prior to	Effect of	As Reported
	Adopting	Adopting	at
	SFAS No. 158	SFAS No. 158	December 31, 2006
	(In thousands)

Other Intangible Assets, Net	$90,026	$(199)	$89,827
Other Assets	22,054	796	22,850
Accrued Labor and Benefits	78,639	(3,687)	74,952
Deferred Tax Liabilities	66,810	1,500	68,310
Accumulated Other Comprehensive Loss	(3,745)	2,785	(960)

Included in Accumulated Other Comprehensive Loss at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0.3 million ($0.2 million net of tax) and unrecognized net actuarial gains of $3.6 million ($2.4 million net of tax). The prior service costs and actuarial gains included in Accumulated Other Comprehensive Loss expected to be recognized in net periodic pension costs during the fiscal year-ended December 31, 2007 are $0.1 million ($0.0 million net of tax) and $0.2 million ($0.1 million net of tax), respectively. No plan assets are expected to be returned to us during the fiscal year-ended December 31, 2007. There are various assumptions used when determining the pension obligations such as discount rates and expected return on plan assets. While we believe the assumptions used are supportable and reasonable under accounting standards applicable at that date, different conditions or assumptions could have derived different pension obligations and fair value of plan assets.

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

Foreign Currency Risk

The functional currency for the majority of our international operations is the U.S. dollar. Adjustments resulting from the remeasurment of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in the Consolidated Statements of Operations in “Other Income (Expense), Net” in the current period.

The functional currency of our Canadian, Venezuelan and Chinese operations is the local currency. Adjustments resulting from the translation of the local functional currency financial statements into the U.S dollar, which is primarily based on current exchange rates, are included in the Consolidated Statements of Stockholders’ Equity as a separate component of “Accumulated Other Comprehensive Loss” in the current period. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included “Other Income (Expense), Net”, which includes our long-term supply contract with VAT that is denominated in Euros. Net foreign currency gains (losses) for the years ended December 31, 2006, 2005 and 2004 were ($6.2 million), $4.7 million, and ($4.3 million), respectively.

Interest Rates

We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. The following table, which presents principal cash flows by expected maturity dates and weighted average interest rates, summarizes our fixed rate debt obligations at December 31, 2006 and 2005 that are sensitive to changes in interest rates.

2006	2007	2008	2009	2010	2011	Thereafter
	(In thousands)
Long-term debt:
Fixed rate	$8,640	$535	$530	$484	$294	$201,034
Average interest rate	6.12%	6.12%	6.12%	6.12%	6.12%	6.12%

2005	2006	2007	2008	2009	2010	Thereafter

Long-term debt:
Fixed rate	$7,045	$3,635	$550	$634	$287	$201,178
Average interest rate	6.11%	6.12%	6.12%	6.12%	6.12%	6.12%

As of December 31, 2006, we had fixed rate debt aggregating $211.3 million and variable rate debt aggregating $34.6 million. The variable rate debt exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from December 2006 levels, interest expense would increase by approximately $0.3 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates. However, our fixed rate Senior Notes outstanding at December 31, 2006 subject us to risks related to changes in the fair value of the debt and exposes us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $5.8 million.

The fair value of our 6 1/8% Senior Notes as compared to the carrying value at December 31, 2006 and 2005, was as follows:

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)

6 1/8% Senior Notes due 2015	$200.0	$194.8	$200.0	$200.6

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements are filed in this Item 8:

Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting — Deloitte & Touche LLP
Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2006
Notes to Consolidated Financial Statements

GRANT PRIDECO, INC.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

To Board of Directors and Stockholders of
Grant Prideco, Inc.:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2006, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We designed our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In performing the assessment of the Company’s internal control over financial reporting, as permitted by the SEC, management of the Company excluded from the scope of their assessment the internal controls of Anderson Group Ltd. and related companies (collectively, Andergauge), which the Company acquired in October 2006, as the late timing of this acquisition made it impracticable to complete an evaluation of the acquired business’s internal control over financial reporting before the end of the fiscal year. The total assets and total revenues of Andergauge represented approximately 9% and 1%, respectively, of the total consolidated assets and total consolidated revenues of the Company as of and for the year ended December 31, 2006.

Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/
Grant Prideco, Inc.

Houston, Texas
March 1, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Grant Prideco, Inc.
Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Grant Prideco, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Anderson Group Ltd. and related companies (Andergauge), which was acquired on October 13, 2006 and whose financial statements constitute eight percent and nine percent of net and total assets, respectively, one percent of revenues, and less than one percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Andergauge. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), Share-based Payment, on January 1, 2006.

/s/ Deloitte & Touche LLP

Houston, Texas
March 1, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Grant Prideco, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Grant Prideco, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of the Company for the year ended December 31, 2004, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Notes 1 and 2 to the consolidated financial statements, were audited by other auditors whose report, dated March 29, 2005, expressed an unqualified opinion on those statements and schedule.

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

In our opinion, such 2005 and 2006 consolidated financial statements present fairly, in all material respects, the financial position of Grant Prideco, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2005 and 2006 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123®, Share-based Payment, on January 1, 2006. We have also audited the adjustments to the 2004 consolidated financial statements to retrospectively apply this change in accounting to the consolidated financial statements. Our procedures included recalculating the adjustments and tests of the assumptions and methods used by the Company. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2004 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2004 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Houston, Texas
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Grant Prideco, Inc.

We have audited, before the effects of the retrospective disclosures related to the adoption of the new accounting standard described in Note 2 to the consolidated financial statements, the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Grant Prideco, Inc. for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, before the effect of the retrospective disclosures related to the adoption of the new accounting standard described in Note 2 to the consolidated financial statements, present fairly, in all material respects, the consolidated results of operations and cash flows of Grant Prideco, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2004.

We were not engaged to audit, review, or apply any procedures to the retrospective disclosures related to the adoption of the new accounting standard described in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective disclosures are appropriate and have been properly applied. Those retrospective disclosures are audited by other auditors.

/s/ Ernst & Young LLP

Houston, Texas
March 29, 2005

GRANT PRIDECO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Income:
Revenues	$1,815,693	$1,349,997	$945,643
License and royalty income	20,000	—	—

	1,835,693	1,349,997	945,643
Operating Expenses:
Cost of sales	970,255	776,486	560,807
Sales and marketing	158,411	137,133	128,585
General and administrative	111,426	99,732	85,071
Research and engineering	35,123	25,693	20,473
Other operating items	(3,900)	—	9,035

	1,271,315	1,039,044	803,971

Operating Income	564,378	310,953	141,672
Interest Expense	(16,131)	(29,148)	(41,889)
Other Income (Expense), Net	(3,684)	5,655	398
Equity Income in Unconsolidated Affiliates	125,597	58,259	4,600
Refinancing Charges	—	(57,086)	—

Income From Continuing Operations Before Income Taxes and Minority Interests	670,160	288,633	104,781
Income Tax Provision	(195,215)	(89,680)	(34,745)

Income from Continuing Operations Before Minority Interests	474,945	198,953	70,036
Minority Interests	(10,361)	(9,949)	(5,243)

Income from Continuing Operations	464,584	189,004	64,793
Loss from Discontinued Operations, Net of Tax	—	—	(9,527)

Net Income	$464,584	$189,004	$55,266

Basic Net Income Per Share:
Income from continuing operations	$3.56	$1.49	$0.53
Loss from discontinued operations	—	—	(0.08)

Net income	$3.56	$1.49	$0.45

Basic weighted average shares outstanding	130,510	127,236	123,325
Diluted Net Income Per Share:
Income from continuing operations	$3.50	$1.45	$0.51
Loss from discontinued operations	—	—	(0.07)

Net income	$3.50	$1.45	$0.44

Diluted weighted average shares outstanding	132,674	130,467	126,091

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2006	2005

ASSETS
Current Assets:
Cash	$57,344	$28,164
Accounts receivable, net of allowance for doubtful accounts of $3,523 and $5,856 for 2006 and 2005, respectively	368,695	268,450
Inventories	454,947	360,630
Deferred charges	3,964	14,629
Current deferred tax assets	48,101	39,957
Other current assets	14,395	14,425

Total Current Assets	947,446	726,255
Property, Plant and Equipment, Net	305,524	238,770
Goodwill	520,992	421,627
Other Intangible Assets, Net	89,827	58,181
Investment in Unconsolidated Affiliate	135,428	84,547
Other Assets	22,850	10,904

Total Assets	$2,022,067	$1,540,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$8,640	$7,045
Accounts payable	138,942	92,290
Accrued payroll and benefits	74,952	61,863
Deferred revenues	18,190	25,336
Income taxes payable	33,039	24,708
Other current liabilities	33,576	35,404

Total Current Liabilities	307,339	246,646
Long-Term Debt	237,212	217,484
Deferred Tax Liabilities	68,310	38,171
Other Long-Term Liabilities	28,801	29,365
Commitments and Contingencies (Note 17)
Minority Interests	17,522	12,463
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; no shares issued in 2006 or 2005	—	—
Common stock, $0.01 par value; authorized 300,000 shares; issued 132,706 and 130,927 in 2006 and 2005, respectively	1,327	1,309
Capital in excess of par value	687,384	647,211
Unearned compensation	—	(6,573)
Retained earnings	845,877	381,293
Accumulated other comprehensive loss	(960)	(19,496)
Treasury stock, at cost, 5,017 and 924 shares in 2006 and 2005, respectively	(180,557)	(17,862)
Deferred compensation obligation	9,812	10,273

Total Stockholders’ Equity	1,362,883	996,155

Total Liabilities and Stockholders’ Equity	$2,022,067	$1,540,284

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash Flows From Operating Activities:
Net income	$464,584	$189,004	$55,266
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	—	—	11,746
Gain on sale of businesses, net	—	(1,577)	(774)
Depreciation and amortization	50,255	46,632	43,220
Non-cash portion of other items	—	—	6,010
Debt refinancing charges	—	51,834	—
Deferred income tax	9,627	(12,769)	20,096
Equity income in unconsolidated affiliates, net of dividends	(37,878)	(46,218)	3,490
Stock-based compensation expense	11,420	5,564	3,924
Excess tax benefits on stock option exercises	(15,556)	—	—
Deferred compensation expense	2,279	2,263	1,682
Minority interests in consolidated subsidiaries, net of dividends	4,726	3,688	2,103
(Gain) loss on sale of assets, net	(363)	1,338	(4,466)
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(79,428)	(68,638)	2,278
Inventories	(89,172)	(68,192)	(60,039)
Deferred charges	10,665	2,575	(17,204)
Other current assets	1,989	4,397	6,768
Other assets	(4,913)	708	3,087
Accounts payable	45,041	18,320	64
Deferred revenues	(7,238)	11	21,413
Income taxes payable	23,080	61,558	(7,392)
Other current liabilities	5,286	(4,636)	17,197
Other, net	(304)	8,814	4,701

Net cash provided by operating activities	394,100	194,676	113,170
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(111,998)	(39,232)	(33,833)
Proceeds from sales of businesses	—	2,521	2,180
Proceeds from sale of discontinued operations, net of cash disposed	—	—	19,859
Investments in and advances to unconsolidated affiliate	—	(5,273)	(4,167)
Capital expenditures for property, plant and equipment	(100,238)	(29,501)	(37,879)
Proceeds from sale of fixed assets	1,592	1,813	8,459

Net cash used in investing activities	(210,644)	(69,672)	(45,381)
Cash Flows From Financing Activities:
Borrowings (repayments) on credit facility, net	23,400	11,200	(14,320)
Repayment on acquisition debt	(46,177)	—	—
Repayments on debt	(1,962)	(379,315)	(49,781)
Debt refinancing costs	—	(43,778)	—
Issuance of debt	—	200,000	—
Debt issuance costs	(1,032)	(6,041)	—
Excess tax benefits on stock option exercises	15,556	—	—
Repurchases of common stock	(165,122)	(3,385)	(2,508)
Proceeds from issuance of common stock	20,728	77,139	26,719

Net cash used in financing activities	(154,609)	(144,180)	(39,890)
Effect of Exchange Rate Changes on Cash	333	(212)	423

Net Increase (Decrease) in Cash	29,180	(19,388)	28,322
Cash at Beginning of Year	28,164	47,552	19,230

Cash at End of Year	$57,344	$28,164	$47,552

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common	Capital			Other		Deferred
	Stock	in Excess	Unearned	Retained	Comprehensive	Treasury	Compensation
	$0.01 Par	of Par Value	Compensation	Earnings	Loss	Stock	Obligation	Total
	(In thousands)

Balance at January 1, 2004	$1,212	$485,851	$(3,729)	$137,023	$(16,917)	$(6,692)	$9,366	$606,114
Components of Comprehensive Income:
Net income	—	—	—	55,266	—	—	—	55,266
Currency translation adjustment	—	—	—	—	3,966	—	—	3,966
Minimum pension liability, net of tax of ($354)	—	—	—	—	660	—	—	660

Total Comprehensive Income							—	59,892
Stock Grant and Options Exercised	30	25,761	—	—	—	—	—	25,791
Tax Benefit of Options Exercised	—	6,717	—	—	—	—	—	6,717
Compensation Expense for Accelerated Vesting	—	3,304	—	—	—	—	—	3,304
Issuance of Restricted Stock	—	5,582	(5,582)	—	—	—	—	—
Amortization of Restricted Stock	—	—	3,510	—	—	—	—	3,510
Employee Stock Purchase Plan Issuance	1	927	—	—	—	—	—	928
Deferred Compensation Obligation	2	46	—	—	—	717	(1,480)	(715)
Purchase of Treasury Stock for Executive Deferred Compensation Plan	—	—	—	—	—	(2,508)	2,508	—

Balance at December 31, 2004	$1,245	$528,188	$(5,801)	$192,289	$(12,291)	$(8,483)	$10,394	$705,541
Components of Comprehensive Income:
Net income	—	—	—	189,004	—	—	—	189,004
Currency translation adjustment	—	—	—	—	(1,233)	—	—	(1,233)
Other comprehensive loss for unconsolidated affiliate, net of tax of $2,610	—	—	—	—	(4,847)	—	—	(4,847)
Minimum pension liability, net of tax of $606	—	—	—	—	(1,125)	—	—	(1,125)

Total Comprehensive Income								181,799
Stock Grant and Options Exercised	56	75,187	—	—	—	—	—	75,243
Tax Benefit of Options Exercised		35,517	—	—	—	—	—	35,517
Compensation Expense for Accelerated Vesting	—	1,129	—	—	—		—	1,129
Issuance of Restricted Stock	5	5,202	(5,207)	—	—	(5,365)	—	(5,365)
Amortization of Restricted Stock, Net	—	—	4,435	—	—	—	—	4,435
Employee Stock Purchase Plan Issuance	2	1,894	—	—	—	—	—	1,896
Deferred Compensation Obligation	1	94	—	—	—	(629)	(3,506)	(4,040)
Purchase of Treasury Stock for Executive Deferred Compensation Plan	—	—	—	—	—	(3,385)	3,385	—

Balance at December 31, 2005	$1,309	$647,211	$(6,573)	$381,293	$(19,496)	$(17,862)	$10,273	$996,155
Components of Comprehensive Income:
Net income	—	—	—	464,584	—	—	—	464,584
Currency translation adjustment	—	—	—	—	8,569	—	—	8,569
Other comprehensive income for unconsolidated affiliate, net of tax of $3,574	—	—	—	—	6,638	—	—	6,638
Minimum pension liability, net of tax of $293	—	—	—	—	544	—	—	544

Total Comprehensive Income								480,335
Adjustment to Initially Apply SFAS No. 158, net of tax of $1,500	—	—	—	—	2,785	—	—	2,785
Stock Grant and Options Exercised	16	17,953	—	—	—	—	—	17,969
Tax Benefit of Options Exercised		14,321	—	—	—	—	—	14,321
Share Repurchases			—	—	—	(161,713)		(161,713)
Issuance of Restricted Stock	—	49	—	—	—	(234)	—	(185)
Employee Stock Purchase Plan Issuance	2	2,757	—	—	—	—	—	2,759
Stock-Based Compensation		11,420						11,420
Adoption of SFAS 123(R)(Note 2)		(6,573)	6,573					—
Deferred Compensation Obligation	—	246	—	—	—	2,661	(3,870)	(963)
Purchase of Treasury Stock for Executive Deferred Compensation Plan	—	—	—	—	—	(3,409)	3,409	—

Balance at December 31, 2006	$1,327	$687,384	$—	$845,877	$(960)	$(180,557)	$9,812	$1,362,883

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

The Company is the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit and specialty tools, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. The Company’s drill stem and drill bit products are used to drill oil and gas wells while its tubular technology and services are primarily used in drilling and completing oil and gas wells. The Company’s customers include drilling contractors; North American oil country tubular goods (OCTG) distributors; major, independent and state-owned oil companies; and other oilfield service companies. The Company operates primarily through three business segments: (1) Drilling Products and Services, (2) ReedHycalog and (3) Tubular Technology and Services. Additionally, the Company’s Corporate and Other segment includes the results of IntelliServ, Inc. (IntelliServ), in which the Company acquired the remaining 50% interest in September 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of Grant Prideco, Inc. and its majority-owned subsidiaries (the Company or Grant Prideco). The following table lists less than 100% owned consolidated subsidiaries as of December 31, 2006:

% Ownership

Tianjin Grant Prideco (TGP)	60%
H-Tech	54%

The minority interests of the above listed subsidiaries are included in the Consolidated Balance Sheets and Statements of Operations as “Minority Interests”. In October 2005, the Company purchased the remaining 30% interest in one of its Chinese operations, Grant Prideco Jiangsu (GPJ). See Note 6 for further discussion. Intercompany transactions and balances between Grant Prideco’s businesses have been eliminated. The Company accounts for its 50% or less-owned affiliates using the equity-method of accounting, as the Company has a significant influence but not a controlling interest (see Note 9). The Company does not have any investments in entities it believes are variable-interest entities for which the Company is the primary beneficiary.

In 2004, the Company sold its Texas Arai division and prior year results of operations of Texas Arai have been reclassified as discontinued operations (See Note 8 for further discussion).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include reserves for inventory obsolescence, self-insurance, valuation of goodwill and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities, pensions, useful lives used in depreciation and amortization, stock-based compensation and purchase accounting allocations. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are primarily comprised of product sales, rentals and services. Revenues are recognized when all of the following criteria have been met: a) evidence of an arrangement exists, b) the price to the customer is fixed and determinable, c) delivery to and acceptance by the customer has occurred or services have

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been rendered, d) no significant contractual obligations remain to be completed or performed and e) collectibility is reasonably assured. The Company recognizes revenues associated with rebillable shipping costs.

If requested in writing by the customer, delivery may be satisfied through delivery to the Company’s customer storage location or to a third-party storage facility. For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are deferred until the customer takes physical possession. At December 31, 2006, the Company had deferred revenues and charges related to such transactions of $4.9 million and $4.0 million, respectively. At December 31, 2005, the Company had deferred revenues and charges related to such transactions of $21.4 million and $14.6 million, respectively. The Company also has deferred revenues related to customer advances which were $13.3 million and $3.9 million at December 31, 2006 and 2005, respectively.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer, the age of outstanding receivables and any specific customer collection issues that we have identified. At December 31, 2006 and 2005, the allowance for doubtful accounts totaled $3.5 million and $5.9 million, respectively. The provision for bad debt expense, including recoveries and other adjustments, was ($1.0 million), $1.7 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company believes the allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of its customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

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

Inventories, net of reserves, by category are as follows:

	December 31,
	2006	2005
	(In thousands)

Raw Materials, Components and Supplies	$203,368	$169,966
Work in Process	129,966	84,783
Finished Goods	97,565	83,189
Rental Bits(a)	24,048	22,692

	$454,947	$360,630

(a)	The Company manufactures its rental bit inventory and the cost, which includes direct and indirect manufacturing costs, is capitalized and carried in inventory. Prior to 2006, the Company expensed the cost of rental bits upon the first rental and usage of the bit. During the first quarter of 2006, the Company completed an

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

analysis of historical rental bit usage to determine an estimate of rental bit useful life. Effective January 1, 2006, manufactured rental bits are now depreciated, based upon analysis of historical usage, over their estimated useful life of approximately one year.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (January 1, 2006 for the Company). The Company adopted SFAS No. 151 and it did not have a significant effect on its financial statements.

Reserves for excess and obsolete inventory included in the Consolidated Balance Sheets at December 31, 2006 and 2005 were $21.0 million and $17.6 million, respectively. The increase in reserves at December 31, 2006 relates primarily to obsolete and slow-moving inventory at the Company’s ReedHycalog segment.

Property, Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. The costs of replacements, betterments and renewals are capitalized. When properties and equipment are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized. Depreciation on fixed assets, including those under capital leases, is computed using the straight-line method over the estimated useful lives for the respective categories. The useful lives of the major classes of property, plant and equipment are as follows:

Life

Buildings and Improvements	15-30 years
Machinery and Equipment	2-15 years
Furniture and Fixtures	2-10 years

Property, plant and equipment, net consisted of the following:

	December 31,
	2006	2005
	(In thousands)

Land	$24,915	$21,534
Buildings and Improvements	101,809	86,371
Machinery and Equipment	332,401	287,008
Furniture and Fixtures	44,267	35,362
Construction in Progress	42,864	13,084

	546,256	443,359
Less: Accumulated Depreciation	(240,732)	(204,589)

	$305,524	$238,770

Depreciation expense was $44.0 million, $41.9 million and $38.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, and includes depreciation of assets related to capital leases.

Valuation of Long-Lived Assets

The Company reviews long-lived asset groups for impairment whenever events or changes in economic circumstances indicate that the carrying amount of an asset group may not be recoverable and when management

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determines it is more likely than not that an asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. This review consists of comparing the carrying amount of an asset group with its expected undiscounted future net cash flows. If the asset group’s carrying amount is less than such cash flow estimate, the asset group is written down to its fair value based on expected discounted future cash flows. Any impairment recognized is permanent and may not be restored.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and other intangible assets of businesses acquired. The Company’s goodwill is subject to at least an annual impairment test and more frequently if circumstances indicate the value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second-step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Other intangible assets are amortized on a straight-line basis over the years expected to be benefited and are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. The Company completed its annual testing for 2006 and 2005 and determined that its recorded goodwill was not impaired. See Note 11 for further discussion related to the Company’s goodwill and other intangible assets.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” a revised standard that establishes accounting for stock-based payment transactions when a company receives employee services in exchange for equity instruments. Prior to 2006, the Company accounted for employee stock options using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company also complied with the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The provisions of APB No. 25 required compensation expense to be recognized in operations for restricted stock, but did not require expense recognition for unvested stock options or for awards granted under the employee stock purchase plan (ESPP) as the Company issued options at exercise prices equal to the market value of the Company’s Common Stock on the date of grant and because our ESPP was noncompensatory. The pro forma effects on net income and earnings per share for the stock options and ESPP awards were instead disclosed in a footnote to the financial statements.

Under the new standard, companies are required to account for stock-based compensation using the fair value of equity awards at the grant date, with the fair value recognized in operations during the employee’s requisite service period (typically the vesting period). Additionally, compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock options is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. The Company elected to use the modified prospective application transition method set out in SFAS No. 123(R). That method requires recognition of compensation expense for stock-based payment awards that are granted, modified, repurchased or cancelled after 2005. Compensation expense for unvested stock options outstanding as of January 1, 2006 for which the requisite service has not been rendered is being recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123. As a result of the adoption of SFAS 123(R), the balance in unearned compensation recorded in stockholders’ equity as of January 1, 2006, of $6.6 million was reclassified to and reduced the balance of “Capital in Excess of Par Value”. Prior periods were not restated to reflect the impact of adopting the new standard.

Prior to the adoption of SFAS No. 123(R), the Company used the accelerated expense attribution method for stock options with graded vesting granted prior to 2006 in calculating the pro forma effects on net income for

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical disclosure purposes. Under this method, approximately 60% of the total expense related to an award is recognized in the first year of the requisite service period subsequent to the grant date. However, SFAS No. 123(R) also allows for the cost of graded vesting awards to be amortized using the straight-line method over the requisite service period. Upon adoption of SFAS No. 123(R), the Company made the election to amortize graded vesting stock options using the straight-line method for awards in 2006 and subsequent years for purposes of calculating stock based compensation expense. This change in the method of expense recognition did not have a material impact on the financial statements for the year ended December 31, 2006.

Adoption of the new standard resulted in decreases for the year ended December 31, 2006 in income from continuing operations before income taxes of $4.6 million, net income of $3.0 and reduced basic and diluted earnings per share by approximately $0.02 per share. Additionally, no stock-based compensation costs were capitalized. See Note 2 for further discussion on the Company’s stock-based compensation plans.

Pension Plans

In September 2006, the FASB issued FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires plan sponsors of defined benefit pension plans to recognize the funded status of their defined benefit pension plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial statements at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s consolidated financial statements at December 31, 2005 or 2004. SFAS No. 158’s provisions regarding the change in the measurement date of defined benefit pension plans are not applicable as the Company already uses a measurement date of December 31 for its defined benefit pension plans. See Note 14 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

Contingent Liabilities

The Company has contingent liabilities and future claims for which it has made estimates of the amount of the actual costs of these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and the Company has made an assessment of its exposure and recorded a provision to cover an expected loss based on its experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Examples of areas where the Company has made important estimates of future liabilities primarily include litigation, warranty claims, environmental liabilities, contract claims and tax contingencies.

Foreign Currency Translation

The functional currency for the majority of the Company’s international operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S dollar functional currency, which uses a combination of current and historical exchange rates, are included in the Consolidated Statements of Operations in “Other Income (Expense), Net” in the current period. The functional currency of the Company’s Canadian, Venezuelan and Chinese operations is the local currency. Adjustments resulting from the translation of the local functional currency financial statements into the U.S dollar, which is primarily based on current exchange rates, are included in the Consolidated Statements of Stockholders’ Equity as a separate component of “Accumulated Other Comprehensive Loss” in the current period. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in “Other Income (Expense), Net”, which includes the Company’s long-term supply contract with Voest-Alpine Tubulars (VAT) that is denominated in Euros. Net foreign currency gains (losses) for the years ended December 31, 2006, 2005 and 2004 were ($6.2 million), $4.7 million, and ($4.3 million), respectively.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments Other Than Derivatives

The Company’s financial instruments other than derivative instruments consist primarily of cash, trade receivables, trade payables and debt. The book values of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturity of those instruments. The Company determined fair value for debt based on the traded market quotes as of the applicable period. The Company had approximately $245.9 million and $224.5 million of debt at December 31, 2006 and 2005, respectively. The fair value of the debt at December 31, 2006 and 2005 was $240.7 million and $225.1 million, respectively.

Off-Balance Sheet Financing

The Company does not have any off-balance sheet hedging, financing arrangements or contracts except those associated with its investment in VAT, which is not consolidated in the Company’s financial statements. This investment is accounted for under the equity-method of accounting. The assets and liabilities of VAT are summarized in Note 9. Additionally, VAT has entered into forward contracts to cover its currency risk related to accounts receivables and accounts payables, has entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds, and has also entered into an agreement with a bank to sell a significant portion of its accounts receivable.

Accounting for Income Taxes

The accompanying financial statements have been prepared under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. See Note 16 for further details.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year excluding non-vested restricted shares. Diluted net income per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The computation of diluted earnings per share for 2006 and 2005 did not exclude common stock equivalent shares as the average market price of the common stock for 2006 and 2005 was greater than the exercise price. The computation of diluted earnings per share for 2004 excluded options to purchase 3.7 million shares of common stock because their exercise prices were greater than the average market price of the common stock.

The following table reconciles basic and diluted weighted average shares:

	December 31,
	2006	2005	2004
	(In thousands)

Basic Weighted Average Number of Shares Outstanding	130,510	127,236	123,325
Dilutive Effect of Stock Options and Restricted Stock, Net of Assumed Repurchase of Treasury Shares	2,164	3,231	2,766

Dilutive Weighted Average Number of Shares Outstanding	132,674	130,467	126,091

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its financial position and results of operations.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company adopted SAB 108 at December 31, 2006 and it did not have a significant impact on its financial statements.

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

In March 2006, the FASB issued Emerging Issues Task Force (EITF) Abstract Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (EITF 06-03). Taxes within the scope of EITF Issue 06-03 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. The Company generally records its tax-assessed revenue transactions on a net basis in our Consolidated Statements of Operations and therefore, the Company does not anticipate that EITF 06-03 will have a material impact on its financial statements.

2.	Stock-Based Compensation

The Company has stock-based employee compensation plans that are described below. Prior to 2006, the Company accounted for employee stock options using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” The Company also complied with the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” The provisions of APB No. 25 required compensation expense to be recognized in operations for restricted stock, but did not require expense recognition for unvested stock options or for awards granted under an ESPP as the Company issued options at exercise prices equal to the market value of the Company’s Common Stock on the date of grant and because the Company’s ESPP was noncompensatory. The

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the financial statements.

Following is a summary of the Company’s net income and net income per share for December 31, 2005 and 2004 as reported and on a pro forma basis as if the fair value-recognition provisions of SFAS No. 123 had been applied. For purposes of the pro forma disclosure, the estimated fair values of options are amortized to expense over the options’ vesting period.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)

Net Income As Reported	$189,004	$55,266
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	6,806	4,506
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(11,370)	(9,276)

Pro Forma Net Income	$184,440	$50,496

Net Income Per Share:
Basic, as reported	$1.49	$0.45
Basic, pro forma	1.45	0.41
Diluted, as reported	1.45	0.44
Diluted, pro forma	1.42	0.40

SFAS No. 123(R) requires all stock-based compensation related to unvested stock awards, including stock options and the ESPP, to be recognized by the Company as an operating expense. Adoption of the new standard resulted in decreases for the year ended December 31, 2006 in income from continuing operations before income taxes of $4.6 million, net income of $3.0 and reduced basic and diluted earnings per share by approximately $0.02 per share. Total stock-based compensation expense recorded for all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $13.4 million, excluding a $4.7 million tax benefit, $10.1 million, excluding a $3.1 million tax benefit and $7.6 million, excluding a $2.5 million tax benefit, respectively. Stock-based compensation expense for all share-based arrangements is primarily recorded in “General and Administrative” expenses in the accompanying Consolidated Statements of Operations. Additionally, no stock-based compensation costs were capitalized.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows in the accompanying Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows that result from tax deductions in excess of the compensation expense recognized as an operating expense in 2006, and reported in pro forma disclosures prior to 2006 for those stock options (excess tax benefits), to be classified as financing cash flows. The excess tax benefit for the year ended December 31, 2006 in the amount of $15.6 million that is now classified as a financing cash flow would have been classified as an operating cash flow prior to the adoption of SFAS No. 123(R).

Stock Option and Restricted Stock Plans

The Company has stock option plans pursuant to which directors, officers and other key employees may be granted stock options and restricted stock to purchase shares of Grant Prideco Common Stock (Common Stock). Stock options are typically granted at the fair market value of the Common Stock on the date of grant, with multi-year cliff vesting or graded vesting. Stock options with cliff vesting are available to the option holder for exercise at the end of the vesting period, while graded vesting stock options accrue to the benefit of the option holder at established points during the vesting period. The requisite service period for stock options to vest is typically during

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a three-year period, with expiration 10 years subsequent to the grant date. Restricted stock is subject to certain restrictions on ownership and transferability when granted.

In May 2006, shareholders voted to approve the 2006 Grant Prideco Long-Term Incentive Compensation Plan (the “2006 Plan”) previously adopted by the Board of Directors in February 2006. The 2006 Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any employee or non-employee director or consultant of the Company or one of its affiliates. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. The terms of the issuances to date under the 2006 Plan are consistent with awards previously granted. The aggregate number of shares of Common Stock authorized for grant under the 2006 Plan is 3.5 million, which is also available for grant at December 31, 2006. The Company may either reissue treasury shares or issue new shares of its Common Stock in satisfaction of these awards.

The Company has in effect the 2000 Employee Stock Option and Restricted Stock Plan, the 2000 Non-Employee Director Stock Option Plan and the 2001 Employee Stock Option and Restricted Stock Plan. In connection with the approval of the Company’s 2006 Plan in May 2006, no future grants will be made under these plans.

The Company also has stock options granted to employees and directors of Weatherford that were granted prior to September 1998. Under the terms of the Grant Prideco spinoff from Weatherford in April 2000, these employees and directors were granted an equal number of options to purchase Common Stock. The Company granted a total of 1,247,255 stock options related to the Weatherford grants prior to September 1998. As of December 31, 2006, options outstanding related to the Weatherford grants prior to September 1998 were 102,400.

Stock Option Plans

The fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option valuation model using the weighted average assumptions set out below. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s stock options.

Use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and expected option term of each stock option grant.

	2006	2005	2004
	(Actual)	(Pro Forma)	(Pro Forma)

Valuation Assumptions —
Expected Option Term (Years)	5.0	5.0	7.4
Expected Volatility	40.02%	41.00%	42.50%
Expected Dividend Rate	—	—	—
Risk Free Interest Rate	4.72%	3.87%	3.66%
Weighted-Average Grant Date Fair Value	$15.61	$9.10	$7.03

The expected 5-year term of the options was determined by analyzing the historical pattern of post-vesting exercise and abandonment behavior, with consideration given to the 10-year contractual term of the options and varying option grant conditions.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the Company’s stock options, including the Weatherford grants made prior to September 1998, as of December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at the Beginning of the Year	4,747,388	$12.91
Options Granted During the Year	326,250	37.02
Options Exercised	(1,568,034)	11.46
Options Forfeited	(44,371)	19.41

Outstanding at the End of the Period	3,461,233	$15.76	7.54	$83,163,951

Exercisable at the End of the Period	2,609,068	$12.80	7.17	$70,363,582

As of December 31, 2006, there was $4.0 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 1.1 years. The total intrinsic value of stock options (defined as the amount by which the market price of the Common Stock on the date of exercise exceeds the exercise price of the stock option) exercised during the years ended December 31, 2006, 2005 and 2004 was $59.5 million, $110.6 million and $28.3 million, respectively. Cash received from stock option exercises for the years ended December 31, 2006, 2005 and 2004, was $18.0 million, $75.2 million, and $25.8 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $15.6 million, $33.5 million and $6.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Additional compensation expense of $0.1 million, $1.1 million and $3.3 million was recognized for the years ended December 31, 2006, 2005 and 2004, respectively, primarily related to accelerated vesting for certain stock option awards.

Restricted Stock Plans

At December 31, 2006, there were 836,040 shares of restricted stock awards outstanding to officers and other key employees of which 125,000 shares vest with the passage of time. See discussion below on the characteristics of other restricted stock awards.

The fair value of restricted stock awards is based on the market price of the Common Stock on the date of grant. Compensation expense related to all restricted stock awards, including the tax gross-up bonus component described below, was $8.7 million, $8.9 million and $4.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The 2004 restricted stock award included a tax gross-up bonus component based on the incremental tax rate needed to reimburse the employees for the federal income taxes resulting from the vesting of the restricted stock. As the tax gross-up bonus component will change based on the share price at the vesting date, the estimated cash liability to the employees is considered to be a liability award under SFAS No. 123(R) and therefore the liability is required to be adjusted as the stock price changes. The recorded estimated tax gross-up liability based on the market price of Common Stock at December 31, 2006 and 2005 was $7.2 million and $5.2 million, respectively.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Following is a summary of restricted stock as of December 31, 2006:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Outstanding at the Beginning of the Year	585,550	$16.56
Awarded	287,065	41.05
Vested	(10,700)	42.84
Forfeited	(25,875)	17.16

Outstanding at the End of the Period	836,040	$24.62

The weighted average grant-date fair value of restricted stock awards granted for the years ended December 31, 2005 and 2004 was $22.51 and $13.59, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2006 and 2005 was $0.5 million and $13.2 million, respectively. No restricted stock awards vested during 2004. At December 31, 2006, there was $6.7 million of unrecognized compensation cost related to restricted stock expected to be recognized over a weighted-average period of 0.7 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees to purchase shares of Common Stock at 85% of the lower of the fair market value on the first or last day of each one-year offering period (January through December). Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The Company has reserved 1.2 million shares to be granted under the ESPP of which 0.4 million were available to be granted.

There were approximately 172,000, 171,000 and 91,000 shares issued at a price of $16.05, $11.08 and $10.22 during 2006, 2005 and 2004, respectively, and the intrinsic value of these shares was $5.3 million, $1.3 million and $0.3 million, respectively.

The fair value of ESPP shares was estimated using the Black-Scholes option valuation model and the weighted average assumptions set out below.

	2006	2005	2004
	(Actual)	(Pro Forma)	(Pro Forma)

Valuation Assumptions —
Expected Option Term (Years)	1	1	1
Expected Volatility	40%	41%	42%
Expected Dividend Rate	—	—	—
Risk Free Interest Rate	4.74%	2.79%	1.27%
Weighted-Average Grant Date Fair Value	$12.07	$6.05	$4.17

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense of $1.1 million related to the ESPP was recognized as an operating expense for the year ended December 31, 2006. No stock-based compensation expense was recognized for 2005 or 2004 as the ESPP was considered noncompensatory under the provisions of APB No. 25.

3.	Accumulated Other Comprehensive Loss

Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and minimum pension liability adjustments. The Company presents accumulated other comprehensive loss in its consolidated statements of stockholders’ equity.

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	December 31,
	2006	2005	2004
	(In thousands)

Foreign Currency Translation Adjustments	$(9,319)	$(17,888)	$(12,289)
Other Comprehensive Income/(Loss) for Unconsolidated Affiliate	6,157	(481)	—
Unrecognized Pension Gains/(Costs), Net	2,202	(1,127)	(2)

Total Accumulated Other Comprehensive Loss	$(960)	$(19,496)	$(12,291)

4.	License and Royalty Agreement

In September 2006, the Company entered into a technology licensing agreement with a competitor to use ReedHycalog’s patented technology for the shallow leaching of PDC cutters in exchange for $20 million in guaranteed non-refundable and non-cancelable payments ($10 million was paid in October 2006 with the remaining $10 million paid in January 2007) and future royalty payments. As the Company has no remaining obligations under the agreement as performance has been completed, the Company recognized $20 million as “License and Royalty Income” in the accompanying Consolidated Statements of Operations in 2006. Beginning on April 1, 2008, the Company will be paid, on a quarterly basis, a royalty determined on actual licensed drill bits invoiced by the competitor. The Company will recognize these royalties as income in the period the competitor sells its licensed drill bits.

5.	Other Operating Items

2006 Benefit

During 2006, the Company recognized a $3.9 million benefit from the settlement of a trade credit dispute. The amount was recorded in “Other Operating Items” in the Company’s Consolidated Statements of Operations.

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

6.	Acquisitions

On October 13, 2006, the Company acquired Anderson Group Ltd. and related companies (collectively, Andergauge) for approximately $117.7 million, including cash acquired and a non-interest bearing note payable of $5.0 million, plus the assumption of net debt of approximately $39.9 million and related transaction expenses. The

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt assumed was repaid in connection with the acquisition with cash on hand and through the use of a draw under the Company’s credit facility. The note payable of $5.0 million, due in April 2007, was discounted to $4.9 million based on our incremental borrowing rate of 6.0%. Andergauge, based in Aberdeen, Scotland, is a provider of specialized downhole drilling tools, including the AnderReamer and Agi-tator, and provides services related to these tools. The Company recorded goodwill of $100.9 million, which is not deductible for tax purposes, and other intangible assets of $26.0 million for customer relationships and $12.0 million for patents. The customer relationships and patents are being amortized over 10 and 12 years, respectively. The purchase price for the Andergauge acquisition has been allocated to the fair values of net assets acquired. Andergauge’s results of operations are included in the ReedHycalog segment from the date of acquisition.

In June 2006, in connection with the purchase of the remaining interest of Grant Prideco Jiangsu (GPJ) mentioned below, the Company created Jiangsu Grant Prideco Oil and Gas Equipment Co., Ltd. (JGP), a wholly-owned Chinese entity. During 2006, the Company funded approximately $11.0 million into JGP for the purpose of fulfilling its commitment to provide investments in China, of which $5.2 million relates to the prepayment of a 20-year land use agreement. The prepayment amount is being amortized over the life of the lease agreement.

The Company purchased the remaining 30% interest in GPJ effective October 1, 2005 for $10.5 million in cash and a commitment to make subsequent investments in China. Additionally, the Company entered into a 5-year non-compete agreement with one of the selling shareholders for $0.5 million. Goodwill recorded was $2.3 million, which is not tax deductible. GPJ’s results of operations are included in the Drilling Products and Services segment.

On September 2, 2005, the Company acquired the remaining 50% interest in IntelliServ for $8.7 million in cash plus a non-interest bearing note payable of $7.0 million which was discounted to $6.8 million based on our incremental borrowing rate of 4.9%, of which $4.0 million was paid January 2006 and $3.0 million was paid January 2007. Additional contingent consideration could be paid based on the product’s adoption rate and revenues, and the purchase agreement limits the total contingent consideration to $85.0 million. As of December 31, 2006, no additional contingent consideration has been paid. IntelliServ, located in Provo, Utah, is developing a drill string telemetry network embedded within drill pipe. The Company previously owned 50% of IntelliServ and accounted for its investment under the equity-method. Subsequent to acquiring a controlling interest, the Company’s consolidated financial statements include the accounts of IntelliServ from the date of acquisition. Previously recorded goodwill of $9.9 million, which is not deductible for tax purposes, and other intangible assets of $0.8 million related to the Company’s initial 50% investment have been reclassified from “Investments in Unconsolidated Affiliate” to “Goodwill” and “Other Intangible Assets, Net”, respectively. The value of intangible assets acquired was $13.9 million for patents, which is being amortized over 14 years, and goodwill recognized was approximately $5.7 million, which is not deductible for tax purposes, related to the remaining 50% interest purchase. The purchase price for the IntelliServ acquisition has been allocated to the fair values of net assets acquired. The step acquisition of IntelliServ is included in the results of operations in the Corporate and Other segment from the date of acquisition.

On July 21, 2005, the Company acquired substantially all of the assets of Corion, a coring business headquartered in Edmonton, Alberta, Canada for approximately $17.0 million in cash with up to an additional $9.5 million payable upon achieving certain performance benchmarks. As of December 31, 2006, no additional consideration has been paid; however, in February 2007 a payment of $3.0 million was made based upon achieving certain performance benchmarks related to the year ended December 31, 2006. An additional $6.5 million could be paid out over the next two years based on Corion’s performance in 2007 and 2008. Corion’s flagship product is the Corion Express, which allows an operator to drill and core without tripping the pipe, providing substantial operational savings compared with conventional coring techniques. The Company recorded goodwill of $5.6 million, which is deductible for tax purposes, and other intangible assets of $3.3 million for patents and customer relationships, which are being amortized over 15 and 20 years, respectively. The purchase price for the Corion acquisition has been allocated to the fair values of net assets acquired. Corion’s results of operations are included in the ReedHycalog segment from the date of acquisition.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisitions discussed above were accounted for using the purchase method of accounting. The cost of business acquisitions is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition using appraisals and management estimates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. The results of operations of all acquisitions are included in the Consolidated Statements of Operations from their respective dates of acquisition. See Note 12 for supplemental cash flow information concerning acquisitions.

The purchase price allocation related to the 2006 acquisition is based on preliminary information and is subject to change as a result of finalizing indemnifications concerning final asset valuations; however, material changes in the preliminary allocations are not anticipated by management Acquisitions discussed above are not material to the Company individually or in the aggregate for each applicable year; therefore, pro forma information is not presented.

7.	Dispositions

In 2005, the Company received a payment of $2.5 million related to a note receivable for the sale of Star Iron Works, Inc. which the Company sold in 2003. The Company recognized a gain of $1.6 million on the payment and recorded the gain in “Other Income (Expense), Net” in the Company’s Consolidated Statements of Operations.

In 2004, the Company sold its Plexus Ocean Systems (POS) rental wellhead business for $1.3 million and recognized a loss of $0.1 million on the sale. Revenues and operating income from POS operations were not material in 2004. Additionally, the Company received a payment of $0.8 million in 2004 related to a working capital adjustment for the sale of Rotator in 2003. The payment was recorded in “Other Income (Expense), Net” in the Company’s Consolidated Statements of Operations.

8.	Discontinued Operations

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

Following are the condensed statements of operations from discontinued operations related to Texas Arai:

Year Ended
December 31, 2004
(In thousands)

Revenues	$12,833
Income Before Income Taxes	1,369
Income Tax Provision	(479)

Income from Operations, Net of Tax	890
Loss on Disposal, Net of Tax	(10,417)

Loss from Discontinued Operations	$(9,527)

Intercompany sales related to Texas Arai, which were eliminated from the condensed statements of operations above, were $2.1 million for 2004. Intercompany profit was immaterial for the periods presented.

9.	Investments in Unconsolidated Affiliate

The Company has a 50.01% investment in VAT located in Kindberg, Austria. VAT is a tubular mill with an annual capacity of approximately 380,000 metric tons and is the primary supplier of green tubes for the Company’s U.S. based production. In addition to producing green tubes, VAT produces seamless tubular products for the OCTG

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market and non-OCTG products used in the automotive, petrochemical, construction, mining, tunneling and transportation industries.

The Company’s investment in VAT is accounted for under the equity-method of accounting due to the minority owner having substantive participating rights. Under the limited partnership operating agreement (1) the Company has no rights to unilaterally take any action with respect to its investment and (2) the day to day operations of VAT are under the direction of a Management Board, whose members are determined principally by the minority owner.

The Management Board is responsible for planning, production, sales and general personal matters, which represent substantive participating rights that overcome the presumption that the Company should consolidate its 50.01% investment. The investment in VAT is included in the Drilling Products and Services segment.

Summarized audited financial information for VAT is as follows:

	December 31,
	2006	2005
	(In thousands)

Current Assets	$276,484	$205,456
Other Assets	54,370	48,934

	$330,854	$254,390

Current Liabilities	$64,602	$66,544
Other Liabilities	28,283	21,679
Stockholders’ Equity	237,969	166,167

	$330,854	$254,390

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net Sales	$721,880	$537,865	$320,141
Gross Profit	261,329	141,803	31,862
Net Income	250,753	127,101	20,162
Company’s Equity Income	125,597	63,978	9,448
Dividends Received	87,719	12,041	8,090

The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on VAT sales to the Company. At December 31, 2006 and 2005, the Company’s investment in VAT differs from its equity in its net assets by approximately $16.4 million and $1.4 million, respectively, due to goodwill and timing differences. The financial statements of VAT for its year ended March 31, 2007 are required by Rule 3-09 of Regulation S-X and will be filed as an amendment to this Form 10-K no later than six months from VAT’s fiscal year end (March 31).

During 2004, the Company’s supply agreement with VAT was amended. The amended agreement provided for a reduced minimum quantity commitment per year through July 31, 2007, effective April 1, 2004. The amendment also provides for a surcharge provision under which actual costs of key raw materials in the green pipe production process will be indexed to the April 2003 base cost and surcharges per ton assessed accordingly for the difference. These surcharges were phased in during 2004 and were in place beginning in 2005. Although the Company is not contractually obligated to purchase an annual minimum quantity, the contract does include a penalty when purchases fall below a minimum level calculated using a two-year average. The maximum annual penalty due under the contract would be approximately 1.9 million Euros annually (approximately $2.5 million at December 31, 2006). During 2006, the Company met its minimum purchase requirements and to date, the Company has not incurred penalties related to this commitment. Purchases of tubulars from VAT totaled $92.7 million, $70.0 million

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $44.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Trade payables to VAT were $18.2 million and $6.7 million at December 31, 2006 and 2005, respectively.

In September 2005, the Company acquired the remaining 50% interest in IntelliServ. Prior to September 2005, IntelliServ was accounted for under the equity-method of accounting. IntelliServ’s equity losses for the years ended December 31, 2005 and 2004 were $5.7 million and $4.8 million, respectively (see Note 6 for further discussion).

10.	Long-Term Debt

Summary of Long-term Debt

Long-term debt consists of the following:

	December 31,
	2006	2005
	(In thousands)

Credit Facility (7.4% and 7.5% at December 31, 2006 and 2005, respectively)	$34,600	$11,200
6 1/8% Senior Notes due 2015	200,000	200,000
9% Senior Notes due 2009	—	95
Capital Lease Obligations	1,311	2,318
Other	9,941	10,916

	245,852	224,529
Less: Current Portion of Long-Term Debt	8,640	7,045

	$237,212	$217,484

The following is a summary of scheduled long-term debt maturities by year (in thousands):

2007	$8,640
2008	535
2009	530
2010	369
2011	34,744
Thereafter	201,034

$245,852

Capital Leases

In connection with the acquisition of IntelliServ in September 2005, the Company acquired fixed assets consisting primarily of rental tools, machinery and equipment. A portion of these assets were under capital leases

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which expire by 2010. The capital lease obligation was recorded at fair market value as of the acquisition date in the amount of $2.6 million. Minimum lease payments are as follows:

2007	$572
2008	349
2009	309
2010	236

Total Minimum Lease Payments	$1,466
Less: Amounts Representing Interest	155

Present Value of Minimum Lease Payments	1,311
Less: Current Portion of Obligations Under Capital Lease	493

Long-Term Portion of Obligations Under Capital Lease	$818

Credit Facility

In May 2005, the Company entered into a five-year $350 million revolving senior credit facility with a syndicate of financial institutions (Credit Facility). This Credit Facility replaced the Company’s previous $190 million revolving credit facility and provided for aggregate borrowings of up to $350 million, including up to $25 million of U.K. borrowings. Debt fees capitalized in connection with the Credit Facility were $3.3 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Consolidated Balance Sheets. Unamortized loan costs of $2.3 million related to the Company’s previous credit facility were written off in 2005 and are included in “Refinancing Charges” in the accompanying Consolidated Statements of Operations.

In August 2006, the Company replaced its Credit Facility with an amended and restated five-year $350 million revolving senior unsecured credit facility (New Credit Facility). Under the New Credit Facility, the Company has the option to increase aggregate U.S. borrowing availability by an additional $150 million in increments of $25 million, subject to syndication.

The U.S. portion of the New Credit Facility is guaranteed by the Company and its U.S. subsidiaries and the U.K. portion of the New Credit Facility is guaranteed by the Company and all of its U.K. subsidiaries. The terms of the New Credit Facility provided for financial covenants that include maintenance at all times of a maximum total debt to book capitalization ratio not to exceed 50%, and maintenance on a rolling four quarter basis of a minimum interest coverage ratio (EBITDA/interest expense) of not less than 2.50 to 1.00. The New Credit Facility contains additional covenants, including restrictions to incur new debt, repurchase company stock, pay dividends, sell assets, grant liens and other related items. The financial covenants in the New Credit Facility remained substantially unchanged from the Credit Facility. At December 31, 2006 and 2005, the Company was in compliance with the various covenants under the New Credit Facility.

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

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the New Credit Facility, $2.7 million of capitalized debt fees related to the Credit Facility have been combined with $1.0 million of debt fees related to the New Credit Facility and will be amortized over the five-year term of the New Credit Facility. These capitalized debt fees are being amortized as interest expense, and are included in “Other Assets” in the accompanying Consolidated Balance Sheets.

As of December 31, 2006, the Company had $34.6 million in outstanding borrowings under the New Credit Facility and $8.6 million of letters of credit and bank guarantees that were issued under the New Credit Facility, resulting in unused borrowing availability of $306.8 million. As of December 31, 2005, the Company had outstanding borrowings of $11.2 million and $8.2 million of letters of credit had been issued under the Credit Facility. The borrowings under both credit facilities are recorded as “Long-Term Debt” in the accompanying Consolidated Balance Sheets as the Company has the ability under the credit agreements and the intent to maintain these obligations for longer than one year.

Additionally, at December 31, 2006 and 2005 the Company had unsecured letters of credit of $3.5 million and $5.7 million, respectively, that are not related to the New Credit Facility.

Redemption of 9 5/8% Senior Notes Due 2007

In May 2005, the Company announced the call of its $200 million principal amount of 9 5/8% Senior Notes due 2007 (9 5/8% Senior Notes). The 9 5/8% Senior Notes were redeemed, in accordance with the indenture governing the 9 5/8% Senior Notes, for face value plus accrued and unpaid interest and a make-whole premium. The make-whole premium was calculated by discounting future interest and principal of the notes at a rate equal to the applicable Treasury Yield plus 50 basis points. Such redemption was completed on June 17, 2005 and was funded utilizing a combination of excess cash and borrowings under the Credit Facility. The total cash paid in connection with the redemption was $226.2 million. The Company recorded refinancing charges of $27.9 million, representing $25.4 million for the make-whole premium and $2.5 million for the write-off of the remaining unamortized debt costs and discount on the 9 5/8% Senior Notes, which is included in “Refinancing Charges” in the accompanying Consolidated Statements of Operations.

Issuance of 6 1/8% Senior Notes Due 2015

In July 2005, the Company issued $200 million of 6 1/8% Senior Notes due 2015 (6 1/8% Senior Notes) at par. Net proceeds from the issuance of approximately $196.4 million were used to finance the repurchase of the Company’s outstanding 9% Senior Notes due 2009 and to repay a portion of the outstanding borrowings under the Company’s Credit Facility. Interest is payable February 15 and August 15 of each year. The 6 1/8% Senior Notes are guaranteed by all of the Company’s domestic subsidiaries. After August 15, 2010, the Company may redeem all or part of the 6 1/8% Senior Notes at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Percentage

2010	103.063%
2011	102.042%
2012	101.021%
2013 and thereafter	100.000%

The indenture governing the 6 1/8% Senior Notes contains various covenants including restrictions on incurring new debt, repurchasing company stock, paying dividends, selling assets, granting liens and other related items. At December 31, 2006, the Company was in compliance with the covenants under the 6 1/8% Senior Note agreement. Debt fees capitalized in connection with the 6 1/8% Senior Notes totaled $3.6 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Consolidated Balance Sheets.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase of 9% Senior Notes Due 2009

In June 2005, the Company commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding $175 million 9% Senior Notes due 2009 (9% Senior Notes). Total cash paid for the repurchase of the 9% Senior Notes was $194.8 million of which $174.9 million related to the principal amount of the 9% Senior Notes, $18.1 million related to the tender offer consideration and consent payment and $1.8 million related to accrued interest. The Company recorded refinancing charges of approximately $21.7 million, which included the tender offer consideration and consent payment, $3.2 million for the write-off of the remaining unamortized debt costs and $0.4 million in other related fees, and are included in the “Refinancing Charges” in the accompanying Consolidated Statements of Operations. The repurchase of the 9% Senior Notes was completed on July 27, 2005.

Treasury Rate Locks

In April 2005, the Company entered into two Treasury rate lock agreements with an aggregate notional principal amount of $150.0 million whereby the Company locked in U.S. Treasury rates relating to an anticipated debt securities issuance. These Treasury rate locks were initially designated as cash-flow hedges of the forecasted semi-annual interest payments associated with an anticipated debt issuance. The Treasury rate locks matured and a loss of $5.2 million was incurred, which is included in “Refinancing Charges” in the accompanying Consolidated Statements of Operations, as the Company changed the terms and type of debt related to the anticipated offering.

11.	Goodwill and Other Intangible Assets

The Company accounts for its goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides for a two-step transitional goodwill impairment test with respect to existing goodwill. The Company’s reporting units under SFAS No. 142 are as follows: 1) Drilling Products and Services, 2) ReedHycalog, 3) Tubular Technology and Services and 4) Other. The Company performs its annual test for potential goodwill impairment as of October 1st of each year or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For 2006 and 2005, the Company completed its annual assessment, which indicated no existence of impairment.

The carrying amount of goodwill by reporting unit was as follows:

	Drilling		Tubular
	Products and		Technology
	Services	ReedHycalog	and Services	Other	Total
	(In thousands)

Balance, December 31, 2004	$130,127	$166,733	$97,133	$—	$393,993
Acquisitions	2,114	5,777	—	18,840	26,731
Translation and Other Adjustments	(1,356)	2,259	—	—	903

Balance, December 31, 2005	130,885	174,769	97,133	18,840	421,627
Acquisitions	201	100,996	—	20	101,217
Translation and Other Adjustments	1,117	163	20	(3,152)	(1,852)

Balance, December 31, 2006	$132,203	$275,928	$97,153	$15,708	$520,992

In 2006, the Other reporting unit includes a goodwill adjustment totaling $3.1 million related to a change in the Company’s estimate of the tax basis of assets at this segment’s IntelliServ division. In 2005, the ReedHycalog reporting unit includes a net goodwill adjustment related to a change in the Company’s estimate of the tax basis of assets totaling $2.1 million at this segment’s U.K. subsidiary and at its U.S. PDC manufacturing operations. Additionally, the Drilling Products and Services reporting unit includes an adjustment to goodwill totaling ($1.7 million) due to the resolution of certain tax uncertainties at this segment’s Italian subsidiary. Under EITF 93-7,

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Uncertainties Related to Income Taxes in a Purchase Business Combination,” the change in the estimate of tax basis of assets and the resolution of these tax uncertainties are treated as adjustments of the goodwill originally recorded in the acquisition. These items are reflected in Translation and Other Adjustments in their respective years.

Other intangible assets of $89.8 million and $58.2 million, including accumulated amortization of $19.8 million and $13.5 million, as of December 31, 2006 and 2005, respectively, are recorded at cost and are amortized on a straight-line basis over the years expected to be benefited, ranging from 1.5 to 18 years. In October 2006, in connection with the Andergauge acquisition, the Company acquired patents and customer relationships (see Note 6 for further discussion). The Company’s other intangible assets primarily consist of patents, customer relationships, trademarks, covenants not to compete and technology licenses that are amortized on a straight-line basis over the the estimated useful lives for the respective categories. The following table shows the Company’s other intangible assets by asset category:

	December 31, 2006			December 31, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
	(In thousands)

Patents	$71,843	$(14,449)	$57,394	$58,367	$(8,174)	$50,193
Customer Relationships	32,410	(1,514)	30,896	6,410	(612)	5,798
Trademarks	1,610	(1,250)	360	1,610	(1,044)	566
Covenants Not To Compete	2,300	(1,890)	410	3,625	(3,078)	547
Technology Licenses	1,424	(657)	767	1,438	(583)	855
Pension Asset(a)	—	—	—	222	—	222

	$109,587	$(19,760)	$89,827	$71,672	$(13,491)	$58,181

(a)	The pension asset is a non-amortizing intangible asset. Under SFAS 158, which the Company adopted at December 31, 2006, the Company no longer has an intangible asset related to pensions.

Amortization expense related to other intangible assets for the years ended December 31, 2006, 2005 and 2004 was $6.3 million, $4.7 million, and $4.4 million, respectively. Annual amortization expense related to existing other intangible assets for years 2007 through 2011 is expected to be approximately $8.8 million, $8.4 million, $8.2 million, $8.1 million and $8.0 million, respectively.

12.	Supplemental Cash Flow Information

Cash paid for interest and income taxes (net of refunds) was as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Interest Paid	$15,772	$24,417	$38,241
Income Taxes Paid, Net of Refunds	162,934	40,515	22,369

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes investing activities relating to acquisitions:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Fair Value of Assets, Net of Cash Acquired	$74,723	$20,569	$38,248
Goodwill	101,217	26,731	5,089
Fair Value of Liabilities Assumed	(63,942)	(16,263)	(9,504)
Minority Interests Acquired	—	8,195	—

Cash Consideration, Net of Cash Acquired	$111,998	$39,232	$33,833

In 2006, the Company has remaining consideration due to the selling shareholders of Andergauge in the amount of $4.9 million. In 2005, the Company entered into a $6.8 million non-interest bearing note in connection with the remaining 50% interest purchase of IntelliServ and, in 2004, the Company entered into a $4.0 million non-interest bearing note in connection with the PDC manufacturing business acquisition (see Note 6 for further discussion).

13.	Stockholders’ Equity

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

At December 31, 2006, the Company had repurchased 4.1 million shares at a total cost of $161.7 million and such shares are reflected in the accompanying Consolidated Balance Sheets as “Treasury Stock.”

Treasury Stock

In addition to the Common Stock purchased by a rabbi trust related to the Company’s executive deferred compensation plans (see Note 15), treasury stock outstanding increased $5.2 million during 2005 due to the vesting of certain restricted shares for which shares were given back to the Company as reimbursement for the related employee tax liability paid by the Company.

14.	Pensions Plans

On December 20, 2002, the Company assumed sponsorship of two defined benefit pension plans in connection with the ReedHycalog acquisition.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires companies to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in its balance sheet at December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income/loss, net of tax. The adjustment to accumulated other comprehensive income/loss at adoption represents the reclassification of unrecognized actuarial gains/losses and unrecognized prior service costs, all of which were previously netted against the plan’s liabilities. The amounts related to the pensions in accumulated other comprehensive income/loss will subsequently be recognized as net periodic pension costs pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be recognized as a component of other comprehensive income/loss. Those amounts will be subsequently recognized as a component of net periodic pension costs on the same basis as the amounts recognized in accumulated other comprehensive income/loss at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on our Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statement of Operations for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods. Additionally, due to the status of the Company’s plans, the actual benefit obligations equaled the projected benefit obligations; therefore, there was no adjustment to the funded status of the Company’s plans as a result of adopting the provisions of SFAS No. 158.

	Prior to	Effect of	As Reported
	Adopting	Adopting	At
	SFAS No. 158	SFAS No. 158	December 31, 2006
	(In thousands)

Other Intangible Assets, Net	$90,026	$(199)	$89,827
Other Assets	22,054	796	22,850
Accrued Labor and Benefits	78,639	(3,687)	74,952
Deferred Tax Liabilities	66,810	1,500	68,310
Accumulated Other Comprehensive Loss	(3,745)	2,785	(960)

Included in Accumulated Other Comprehensive Loss at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0.3 million ($0.2 million net of tax) and unrecognized net actuarial gains of $3.6 million ($2.4 million net of tax). The prior service costs and actuarial gains included in Accumulated Other Comprehensive Loss expected to be recognized in net periodic pension costs during the fiscal year-ended December 31, 2007 are $0.1 million ($0.0 million net of tax) and $0.2 million ($0.1 million net of tax), respectively. No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2007.

U.S. Pension Plan

As part of the purchase agreement with Schlumberger, Grant Prideco acquired the Reed Hourly Pension Plan (the U.S. Plan). The U.S. Plan covers approximately 149 employees and provides a defined benefit based on a fixed dollar amount per year of service. The fixed dollar amount is defined in the union contract and is subject to change.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

The following table reflects information concerning the change in benefit obligation, change in plan assets and reconciliation of funded status. The Company’s benefits are presented and computed as of and for the twelve-month period ended on the December 31 measurement date.

	2006	2005
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$15,718	$13,377
Service cost	408	382
Interest cost	844	841
Plan amendments	—	222
Benefits paid	(654)	(615)
Plan curtailments	—	(67)
Actuarial (gain) loss	(368)	1,578

Benefit obligation at end of year	$15,948	$15,718

Change in Plan Assets:
Fair value of plan assets at beginning of year	$10,464	$9,165
Actual return on plan assets	1,377	316
Employer contributions	3,986	1,658
Benefits paid	(654)	(615)
Administrative expenses	(98)	(60)

Fair value of plan assets at end of year	$15,075	$10,464

Funded Status at End of Year	$873	$(5,254)

Amounts Recognized in the Consolidated Balance Sheets:
Other intangible assets, net	$—	$222
Accrued payroll and benefits	—	(2,011)
Other long-term liabilities	(873)	(3,243)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$897	$1,734
Prior sevice cost	199	—

	$1,096	$1,734

The following table provides information related to the accumulated benefit obligation in excess of the U.S. Plan assets:

	2006	2005
	(In thousands)

Projected Benefit Obligation	$15,948	$15,718
Accumulated Benefit Obligation	15,948	15,718
Fair Value of Plan Assets	15,075	10,464

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive (Gain) Loss:

Net Periodic Cost:

	2006	2005	2004
	(In thousands)

Service Cost	$408	$382	$367
Interest Cost	844	841	734
Expected Return on Plan Assets	(895)	(595)	(560)
Amortization of Prior Service Cost	23	—	—
Amortization of Net Loss	25	11	—
Administration Expenses	60	108	51

Net Periodic Cost	$465	$747	$592

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Gain) Loss:

	2006	2005	2004
	(In thousands)

Net (Gain) Loss	$(812)	$1,741	$(1,014)
Amortization of Loss	(25)	(11)	—
Prior Service Cost	199	—	—

Total Recognized in Other Comprehensive (Gain) Loss	$(638)	$1,730	$(1,014)

Total Recognized in Net Periodic Cost and Other Comprehensive (Gain) Loss	$(173)	$2,477	$(422)

Assumptions

Assumptions used to determine net benefit obligations for the fiscal year ended December 31:

	2006	2005

Discount rate	5.75%	5.50%
Rate of compensation increase	N/A	N/A

Assumptions used to determine net periodic cost:

	2006	2005	2004

Discount rate	5.50%	5.78%	6.15%
Expected return on plan assets	7.50%	6.58%	6.58%
Rate of compensation increase	N/A	N/A	N/A

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

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Categories

The following table provides the target and actual asset allocations:

		Actual
		December 31,
Asset Category	Target	2006	2005

Equity Securities	50%	58%	59%
Fixed Income	40%	42%	41%
Other	10%	0%	0%

	100%	100%	100%

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

Cash Flow

The Company has no minimum funding requirements for the U.S. Plan in 2007.

The following table provides the expected benefit payments for the next ten years:

Fiscal Year Ending	Payments
(In thousands)

2007	$833
2008	873
2009	898
2010	925
2011	991
Next 5 years	5,146

Total	$9,666

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

	2006	2005
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$21,686	$20,648
Service cost	17	—
Interest cost	940	917
Benefits paid	(1,214)	(234)
Actuarial (gain) loss	(1,392)	2,480
Exchange rate changes	2,508	(2,125)

Benefit obligation at end of year	$22,545	$21,686

Change in Plan Assets:
Fair value of plan assets at beginning of year	$21,388	$21,129
Actual return on plan assets	(216)	2,633
Employer contributions	838	—
Benefits paid	(1,214)	(234)
Exchange rate changes	2,545	(2,140)

Fair value of plan assets at end of year	$23,341	$21,388

Funded Status at End of Year	$796	$(298)

Amounts Recognized in the Consolidated Balance Sheets:
Other assets	$796	$—
Accrued payroll and benefits	—	(4,089)

Amounts Recognized in Accumulated Other Comprehensive Loss:
Net actuarial gain	$(4,535)	$—
Prior service cost	52	—

	$(4,483)	$—

The following table provides information related to the accumulated benefit obligation in excess of plan assets for 2005 (in thousands):

2005
(In thousands)

Projected Benefit Obligation	$21,686
Accumulated Benefit Obligation	21,686
Fair Value of Plan Assets	21,388

For 2006, the fair value of plan assets exceeded the accumulated benefit obligation, therefore, no amounts are presented above for 2006.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Gain:

Net Periodic Cost:

	2006	2005	2004
	(In thousands)

Service Cost	$16	$—	$—
Interest Cost	941	917	863
Expected Return on Plan Assets	(924)	(939)	(927)
Amortization of Prior Service Cost	118	235	—
Amortization of Net Actuarial Gain	(151)	(213)	(293)

Net Periodic Cost	$—	$—	$(357)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Gain:

2006
(In thousands)

Net Gain	$(4,535)
Prior Service Cost	52

Total Recognized in Other Comprehensive Gain	$(4,483)

Total Recognized in Net Periodic Benefit and Other Comprehensive Gain	$(4,483)

There were no amounts recognized in other comprehensive gain related to the Scheme for 2005 and 2004, respectively.

Additional Information

The Company is currently in discussions with the Trustees of the Scheme related to a dispute over the proper service accrual date. The accruals currently on the books reflect the Company’s position as to what the Company believes is the proper service accrual date and the most likely result if such dispute were litigated. If a different service accrual date was ultimately agreed upon or determined, the Company estimates the potential exposure for additional accruals under the Scheme to be up to $1.2 million.

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

Assumptions

Assumptions used to determine net benefit obligations for the fiscal year ended December 31:

	2006	2005

Discount rate	4.65%	4.25%
Rate of compensation increase	N/A	N/A

Assumptions used to determine net periodic benefit:

	2006	2005	2004

Discount rate	4.25%	4.75%	5.00%
Expected return on plan assets	4.25%	4.75%	5.00%
Rate of compensation increase	N/A	N/A	N/A

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This Scheme’s assets are presently invested wholly in U.K. Government Bonds, therefore the expected return on plan assets was derived from the expected yield on those bonds. There is not an assumption for the rate of compensation increase as the Scheme was frozen in connection with the 2002 acquisition of ReedHycalog.

Asset Categories

The following table provides the target and actual asset allocations:

		Actual
		December 31,
Asset Category	Target	2006	2005

Equity Securities	0%	0%	0%
Fixed Income	100%	100%	100%
Other	0%	0%	0%

	100%	100%	100%

Cash Flow

The Company has no minimum funding requirements for the Scheme in 2007.

The following table provides the expected benefit payments for the next ten years:

Fiscal Year Ending	Payments
(In thousands)

2007	$271
2008	277
2009	299
2010	316
2011	336
Next 5 years	2,750

Total	$4,249

15.	Other Retirement and Employee Benefit Plans

Executive Deferred Compensation Plan

In April 2000, Weatherford spun off Grant Prideco to its stockholders as an independent, publicly traded company. Weatherford maintains various Executive Deferred Compensation Stock Ownership Plans (the “Weatherford EDC Plans”). Under the Weatherford EDC Plans, in the event of a dividend or special distribution to the shareholders of Weatherford, the accounts of the employees are to represent a right to receive the consideration provided through the dividend or special distribution. As a result, participants in the Weatherford EDC Plans were entitled to receive shares of both Weatherford common stock and the Company’s Common Stock in respect of amounts deferred by the participants prior to the spinoff. Accordingly, a portion of the deferred compensation liability recorded by Weatherford was allocated to Grant Prideco in the amount of $4.2 million and was included in “Deferred Compensation Obligation” in Stockholders’ Equity and the Company reserved 519,000 shares of Common Stock in settlement of this obligation. As of December 31, 2006, the obligation was $1.3 million and 141,757 shares remain. Settlements under the Weatherford EDC Plans will be in Weatherford common stock and the Company’s Common Stock.

At the time of the spinoff from Weatherford, Grant Prideco established separate Executive Deferred Compensation Stock Ownership Plans (the “Grant EDC Plans”) in which certain Grant Prideco employees and directors participate. The terms of the Grant EDC Plans are substantially similar to the Weatherford EDC Plans. A separate

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trust (EDC Trust) has been established by Grant Prideco following the spinoff to fund the benefits of certain Grant EDC Plans. The funds provided to the EDC Trust are invested in Common Stock through open market purchases by a trustee independent of the Company. The assets of the EDC Trust are available to satisfy the claims of all general creditors of Grant Prideco in the event of a bankruptcy or insolvency. Settlements under the Grant EDC Plans will be in Common Stock. Accordingly, the Common Stock held by the EDC Trust is included in Stockholders’ Equity as “Treasury Stock, at Cost”. The compensation expense related to the Grant EDC Plans was $2.4 million, $2.3 million and $1.7 million in 2006, 2005 and 2004, respectively.

Non-Qualified Deferred Compensation Plans

The Company maintains a non-qualified deferred compensation plan (the NQDC Plan). The NQDC Plan is available to a select group of management and highly-compensated employees of the Company. The NQDC Plan allows participants to defer all or a portion of their annual salaries and bonuses, as applicable, and permits the Company to make discretionary contributions to the NQDC Plan. A separate trust (NQDC Trust) was established by the Company to hold the assets of the NQDC Plan and in the event of insolvency or bankruptcy, NQDC Trust assets are available to satisfy the claims of all general creditors of the Company. Participants have the ability to direct the plan administrator to invest the assets in their accounts, including any discretionary contributions by the Company, in pre-approved mutual funds held by the NQDC Trust. No shares of the Company’s stock are held by the NQDC Trust. Accordingly, the accompanying Consolidated Balance Sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2006, $4.8 million is included in “Other Assets” with a corresponding amount recorded in “Other Long-Term Liabilities”. During the years ended December 31, 2006, 2005 and 2004, Company contributions to the NQDC Plan totaled $0.2 million, $0.3 million and $0.5 million, respectively.

Defined Contribution Plans

The Company has defined contribution plans covering certain of its employees. The Company’s expenses related to these plans totaled $4.1 million, $3.5 million and $4.0 million in 2006, 2005 and 2004, respectively.

16.	Income Taxes

The domestic and foreign components of income before income taxes consist of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Domestic	$303,045	$82,877	$39,339
Foreign	367,115	205,756	65,442

Total Income Before Income Taxes	$670,160	$288,633	$104,781

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the (provision) benefit for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current:
U.S. federal and state income taxes	$(92,234)	$(55,401)	$(460)
Foreign	(93,354)	(47,048)	(14,189)

	(185,588)	(102,449)	(14,649)

Deferred:
U.S. federal and state income taxes	(13,049)	16,640	(14,879)
Foreign	3,422	(3,871)	(5,217)

	(9,627)	12,769	(20,096)

Total Income Tax Provision(a)	$(195,215)	$(89,680)	$(34,745)

(a)	Excludes $0.9 million of deferred taxes from the income from discontinued operations for 2004 (see Note 8).

The following is a reconciliation of income taxes at the U.S. federal income tax rate of 35% to the effective (provision) benefit for income taxes reflected in the Consolidated Statements of Operations:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Provision for Income Taxes at Statutory Rates	$(234,556)	$(101,022)	$(35,610)
Effect of Foreign Income Tax, Net	21,352	8,249	4,233
Change in Valuation Allowance	14,749	1,726	(4,523)
Increased Research Expenditures Credit	5,623	—	—
Preferred Supplier Credit	—	1,421	1,339
Extraterritorial Income and Manufacturing Deduction Benefit	4,854	1,223	1,145
Amortization of Restricted Stock Award	(3,887)	(423)	(2,220)
State and Local Income Taxes, Net of U.S. Federal Income Tax Benefit	(3,302)	(100)	900
Other Permanent Items	(48)	(754)	(9)

Provision for Income Taxes	$(195,215)	$(89,680)	$(34,745)

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations. Additionally, applicable U.S. income and foreign withholding taxes have been provided on certain undistributed earnings of the Company’s international subsidiaries that are not intended to be reinvested indefinitely outside of the U.S. The change in valuation allowance for the year consists of a reversal of beginning balance amount of $14.7 million.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax assets (liabilities) and the related valuation allowances were as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred Tax Assets:
Foreign tax credits	$7,604	$28,532
Domestic and foreign operating losses	3,034	1,416
Accrued liabilities and reserves	14,409	24,372
Inventory basis differences	24,347	7,422
Investments in unconsolidated subs	5,734	2,018
Tax on non-repatriated foreign income	3,209	—

Total deferred tax assets	58,337	63,760

Deferred Tax Liabilities:
Goodwill and other intangibles	(33,855)	(16,562)
Property and equipment and other	(25,048)	(24,044)
Foreign taxes	(18,243)	(6,828)
Tax on non-repatriated foreign income	—	(2,120)

Total deferred tax liabilities	(77,146)	(49,554)

Valuation Allowance:
Foreign tax credits	—	(14,749)

Total valuation allowance	—	(14,749)

Net deferred tax liabilities	$(18,809)	$(543)

The Company utilized a $3.2 million domestic net operating loss (NOL) carryforward for tax purposes in 2005. As of December 31, 2006, the Company had foreign net operating losses carryforward for tax purposes of approximately $9.8 million. At December 31, 2006 and 2005, the Company had foreign tax credit carryforwards, net of allowances, of $7.6 million and $13.8 million, respectively, which will expire in the years 2011 through 2015. At December 31, 2006 the Company released all it’s valuation allowance related to Foreign Tax Credits. During 2006, the Company utilized a U.S. alternative minimum tax credit of $0.7 million. The Company has not recorded a deferred income tax liability that would result from the distribution of earnings from certain foreign subsidiaries if those earnings were actually repatriated. The Company intends to indefinitely reinvest certain undistributed earnings of foreign subsidiaries located in Italy, Canada, China, Mexico, Singapore, Netherlands, Norway and Venezuela. In the event that the balances of such earnings were to be distributed, a one-time tax charge to the Company’s consolidated results of operations of approximately $20.9 million and $5.8 million could occur for 2006 and 2005, respectively. At December 31, 2006 and 2005, the total amount of foreign earnings indefinitely reinvested is approximately $152.8 million and $82.0 million, respectively.

Certain subsidiaries operating in China and Singapore qualify for a tax holiday. The tax holiday resulted in a $14.7 million reduction in tax expense in 2006 or approximately $0.11 per share and $6.7 million in 2005 or $0.05 per share. The reductions expire in 2007 through 2014.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from its current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in “Other Long-Term Liabilities” in the Consolidated Balance Sheets as payment is not expected within one year. During 2006, the Company added $0.6 million to these reserves. The Company’s Canadian operation is currently under audit by the Canadian Revenue Agency. The Company believes it has adequately provided for any potential adjustment.

During 2006 and 2005, certain foreign countries in which the Company has operations reduced their statutory tax rates. The effect on the deferred tax balance was approximately $0.1 million and $2.3 million, respectively.

17.  Disputes, Litigation and Contingencies

Litigation and Other Disputes

The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company. The Company maintains insurance coverage against such claims to the extent deemed prudent by Management. The Company records accruals for the uninsured portion of losses related to these types of claims. The accruals for losses are calculated by using the Company’s best estimate of its portion of future costs to be incurred. Based on facts currently known, the Company believes that the ultimate liability, if any, which may result from known claims, disputes, and pending litigation would not have a material adverse effect on the Company’s results of operations, stockholders’ equity, cash flows or financial condition with or without consideration of insurance coverage.

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

18.	Commitments

Operating Leases

The Company is committed under various operating leases, which primarily relate to office space and equipment. Total lease expense incurred under operating leases was approximately $12.8 million, $10.9 million and $11.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum rental commitments under non-cancellable operating leases are as follows (in thousands):

2007	$9,991
2008	7,430
2009	5,334
2010	4,916
2011	3,786
Thereafter	18,947

$50,404

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

In addition to the VAT purchase commitment discussed in Note 9, the Company is also party to a 30-year supply contract with Tubos de Acero de Mexico, S.A. (TAMSA). Under the supply contract, TAMSA has been given the right to supply tubulars for the Company’s Mexican drill pipe operations as long as the prices are on a competitive basis. This supply agreement does not obligate the Company to make purchases from TAMSA for any location other than Mexico. The supply agreement also does not restrict the Company’s ability to utilize tubulars manufactured by its affiliates, including VAT.

19.	Related Parties

The Company’s ReedHycalog segment sells drill bits and other services worldwide to oil and gas operators, including Newfield Exploration Company (Newfield). In addition, a division of the Company’s Tubular Technology and Services segment also sells accessories directly to Newfield. Two of the Company’s directors, Mr. Trice and Mr. Hendrix, are directors of Newfield and Mr. Trice is Newfield’s Chairman, President and Chief Executive Officer. During 2006, 2005 and 2004, Newfield purchased approximately $2.9 million, $2.3 million and $2.1 million, respectively, of products from the Company. The Company believes that the prices it charges to Newfield are on terms comparable to those that would be available to other third parties.

Additionally, the Company also sells products and services to Weatherford. Three of our Board members also serve on the Board of Weatherford. During 2006, 2005 and 2004 Weatherford purchased approximately $42.0 million, $38.9 million and $25.1 million, respectively, of products from the Company. The Company believes that the prices it charges to Weatherford are on terms comparable to those that would be available to other third parties.

20.	Segment Information

Business Segments

The Company operates through three primary business segments: Drilling Products and Services, ReedHycalog and Tubular Technology and Services. The Company’s products are used in the exploration and production of oil and natural gas. Segment information below has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”. Intersegment revenues, which have been eliminated at the segment level, are recorded at cost plus an agreed upon intercompany profit.

The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The ReedHycalog segment designs, manufactures and distributes fixed-cutter and roller-cone drill bits and provides coring services and downhole tools. The Company’s Tubular Technology and Services segment designs, manufactures and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company’s Corporate and Other segment includes the results of IntelliServ, of which the Company acquired the remaining 50% interest in September 2005. Previously, our investment in IntelliServ was accounted for as an equity method investment and was included in the Drilling Products and Services segment. IntelliServ is now included in the Other segment as it operates under a different business model than Drilling Products and Services and is evaluated independently. Corporate includes general corporate expenses.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Drilling			Tubular	Corporate
	Products			Technology	and
	and Services	ReedHycalog		and Services	Other		Total
				(In thousands)

2006
Revenues from Unaffiliated Customers	$888,661	$504,648		$420,600	$1,784		$1,815,693
Intersegment Revenues	1,075	91		6,753	—		7,919
Depreciation and Amortization	13,495	18,620		11,319	6,821		50,255
Other Operating Items	—	—		—	3,900	(a)	3,900
Operating Income (Loss)(b)	323,189	185,087	(c)	119,752	(63,650)		564,378
Interest Expense	(87)	354		121	15,743		16,131
Equity Income in Unconsolidated Affiliate	125,597	—		—	—		125,597
Income (Loss) from Continuing Operations(b)	295,761	118,866	(c)	70,857	(20,900)		464,584
Capital Expenditures for Property, Plant and Equipment	28,019	24,847		18,256	29,116		100,238
Total Assets	801,830	780,635		314,914	124,688		2,022,067
2005
Revenues from Unaffiliated Customers	$598,900	$398,227		$352,870	$—		$1,349,997
Intersegment Revenues	178	99		8,116	—		8,393
Depreciation and Amortization	13,884	15,939		11,667	5,142		46,632
Operating Income (Loss)	176,181	98,616		88,286	(52,130)		310,953
Interest Expense	483	240		132	28,293		29,148
Equity Income (Loss) in Unconsolidated Affiliates	63,977	—		—	(5,718)		58,259
Income (Loss) from Continuing Operations	158,838	60,258		52,793	(82,885	)(d)	189,004
Capital Expenditures for Property, Plant and Equipment	10,456	6,224		7,775	5,046		29,501
Total Assets	592,054	538,734		315,144	94,352		1,540,284
2004
Revenues from Unaffiliated Customers	$390,617	$326,918		$226,233	$1,875		$945,643
Intersegment Revenues	—	—		348	—		348
Depreciation and Amortization	15,109	12,121		12,751	3,239		43,220
Other Operating Items	2,051	—		3,207	3,777		9,035
Operating Income (Loss)	90,637	70,542		20,884	(40,391)		141,672
Interest Expense	614	110		213	40,952		41,889
Equity Income (Loss) in Unconsolidated Affiliates	9,448	—		—	(4,848)		4,600
Income (Loss) from Continuing Operations	63,772	39,453		9,573	(48,005)		64,793
Capital Expenditures for Property, Plant and Equipment	8,808	18,794		4,986	5,291		37,879
Total Assets	489,684	519,258		258,517	77,007		1,344,466

(a)	Includes a $3.9 million benefit from the settlement of a trade credit dispute.

(b)	Includes non-cash items of $11.4 million related to stock-based compensation.

(c)	Includes a license and royalty payment of $20.0 million the Company received in exchange for the use of ReedHycalog’s patented technology for the shallow leaching of PDC cutters. See Note 4 for further discussion.

(d)	Includes non-cash items in Corporate and Other of $57.1 million related refinancing charges and $5.6 million related to stock-based compensation.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Operations and Export Sales

Financial information by country is summarized below.

The following table presents consolidated revenues by country based on the location of the entity selling products rather than ultimate use:

	Year Ended December 31,
	2006	2005	2004

United States	$1,113,736	$864,470	$577,479
Canada	78,939	66,487	72,950
Italy	55,834	39,561	20,938
China	110,895	69,382	56,005
Singapore	161,406	99,361	49,755
Other Countries	294,883	210,736	168,516

Total	$1,815,693	$1,349,997	$945,643

The following table presents long-lived assets, excluding deferred tax assets, by country based on the location:

	December 31,
	2006	2005

United States	$614,392	$492,835
Canada	33,250	22,809
Mexico	79,363	72,098
Italy	40,533	40,618
China	38,756	33,037
Singapore	49,496	42,249
United Kingdom	183,925	73,862
Other Countries	33,506	35,032

Total	$1,073,221	$812,540

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

In the three years ended December 31, 2006, there were no individual customers who accounted for 10% or more of total revenues.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data for 2006 and 2005:

	2006
	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter
	(In thousands, except per share data)

Revenues	$414,425	$431,784	$451,349		$518,135
Gross Profit	185,896	204,419	231,863	(a)	243,260
Operating Income	114,380	130,063	160,441	(a)	159,494	(b)
Net Income	92,430	105,587	126,472	(a)	140,095	(b)
Basic Net Income Per Share(c)	$0.70	$0.80	$0.97		$1.09
Diluted Net Income Per Share(c)	0.69	0.79	0.95		1.07

	2005
	First	Second		Third		Fourth
	Quarter	Quarter		Quarter		Quarter
	(In thousands, except per share data)

Revenues	$292,096	$316,947		$352,228		$388,726
Gross Profit	124,180	136,670		150,790		161,871
Operating Income	62,191	71,273		84,851		92,638
Net Income	36,666	25,828	(d)	48,114	(e)	78,396
Basic Net Income Per Share(c)	$0.29	$0.21		$0.37		$0.60
Diluted Net Income Per Share(c)	0.29	0.20		0.37		0.59

(a)	Includes a license and royalty payment of $20.0 million the Company received from a competitor in exchange for the use of ReedHycalog’s patented technology for the shallow leaching of PDC cutters (see Note 4 for further discussion).

(b)	Includes a $3.9 million benefit from the settlement of a trade credit dispute (see Note 5 for further discussion)

(c)	Earnings per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters’ EPS may not equal the full-year EPS.

(d)	Includes $35.4 million of refinancing charges related to replacing the Company’s previous $190 million credit facility with a new $350 million credit facility, and an early redemption of the Company’s $200 million 9 5/8% Senior Notes due 2007.

(e)	Includes $21.7 million of refinancing charges related to the repurchase of substantially all of the Company’s 9% Senior Notes in the third quarter of 2005.

22.	Subsidiary Guarantor Financial Information

The following condensed consolidating statements of operations for the three-year periods ended December 31, 2006, condensed consolidating balance sheets as of December 31, 2006 and 2005, and condensed consolidating statements of cash flows for the three-year periods ended December 31, 2006 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 6 1/8% Senior Notes are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GRANT PRIDECO INC.

CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Income:
Revenues	$—	$1,346,398	$797,559	$(328,264)	1,815,693
License and royalty income	—	—	20,000	—	20,000

	—	1,346,398	817,559	(328,264)	1,835,693
Operating Expenses:
Cost of sales	—	824,966	419,394	(274,105)	970,255
Selling, general and administrative	220	217,404	87,336	—	304,960
Other operating items	—	(3,900)	—	—	(3,900)

	220	1,038,470	506,730	(274,105)	1,271,315

Operating Income (Loss)	(220)	307,928	310,829	(54,159)	564,378
Interest Expense	(15,394)	(537)	(200)	—	(16,131)
Other Income (Expense), Net	5,219	7,427	(16,330)	—	(3,684)
Equity Income in Unconsolidated Affiliate	—	125,772	—	(175)	125,597
Equity in Subsidiaries, Net of Taxes	533,385	24,275	—	(557,660)	—

Income Before Income Taxes and Minority Interest	522,990	464,865	294,299	(611,994)	670,160
Income Tax Provision	(58,406)	(79,828)	(56,981)	—	(195,215)

Income Before Minority Interests	464,584	385,037	237,318	(611,994)	474,945
Minority Interests	—	—	(10,361)	—	(10,361)

Net Income	$464,584	$385,037	$226,957	$(611,994)	$464,584

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED BALANCE SHEET
As of December 31, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Current Assets:
Cash	$—	$12,529	$44,815	$—	$57,344
Accounts receivable, net	—	240,407	128,288	—	368,695
Inventories	—	334,242	178,667	(57,962)	454,947
Deferred charges	—	3,712	252	—	3,964
Current deferred tax assets	131	28,082	19,888	—	48,101
Other current assets	—	6,450	7,945	—	14,395

	131	625,422	379,855	(57,962)	947,446
Property, Plant and Equipment, Net	—	170,965	134,559	—	305,524
Goodwill	—	249,976	271,016	—	520,992
Investment In and Advances to Subsidiaries	1,569,776	79,185	—	(1,648,961)	—
Investment In Unconsolidated Affiliate	—	135,428	—	—	135,428
Other Assets	6,830	61,376	44,471	—	112,677

	$1,576,737	$1,322,352	$829,901	$(1,706,923)	$2,022,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$7,924	$716	$—	$—	$8,640
Accounts payable	—	94,649	44,293	—	138,942
Deferred revenues	—	14,259	3,931	—	18,190
Income taxes payable	(48,719)	59,800	21,958	—	33,039
Intercompany liabilities (assets)	61,345	(302,256)	240,911		—
Other current liabilities	4,815	70,031	33,682	—	108,528

	25,365	(62,801)	344,775	—	307,339
Long-Term Debt	200,000	37,212	—	—	237,212
Deferred Tax Liabilities	(11,511)	40,916	38,905	—	68,310
Other Long-Term Liabilities	—	28,151	650	—	28,801
Commitments and Contingencies	—	—	—	—	—
Minority Interests	—	—	17,522	—	17,522
Stockholders’ Equity	1,362,883	1,278,874	428,049	(1,706,923)	1,362,883

	$1,576,737	$1,322,352	$829,901	$(1,706,923)	$2,022,067

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash provided by operating activities	$285,420	$143,919	$50,750	$(85,989)	$394,100
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(111,797)	—	(201)	—	(111,998)
Capital expenditures for property, plant and equipment	—	(76,103)	(24,135)	—	(100,238)
Other, net	—	1,462	130	—	1,592

Net cash used in investing activities	(111,797)	(74,641)	(24,206)	—	(210,644)
Cash Flows From Financing Activities:
Repayments on revolver debt, net	—	34,600	(11,200)	—	23,400
Repayments on debt, net	(46,272)	(1,867)	—	—	(48,139)
Borrowings (repayments) on debt between subs, net	2,519	(102,570)	100,051	—	—
Debt issue costs	(1,032)	—	—	—	(1,032)
Excess tax benefits on stock option exercises	15,556	—	—	—	15,556
Repurchase of common stock	(165,122)	—	—	—	(165,122)
Proceeds from issuance of common stock	20,728	—	—	—	20,728
Dividends paid	—	—	(85,989)	85,989	—

Net cash (used in) provided by financing activities	(173,623)	(69,837)	2,862	85,989	(154,609)
Effect of Exchange Rate Changes on Cash	—	—	333	—	333

Net (Decrease) Increase in Cash	—	(559)	29,739	—	29,180
Cash at Beginning of Period	—	13,088	15,076	—	28,164

Cash at End of Period	$—	$12,529	$44,815	$—	$57,344

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GRANT PRIDECO INC.

CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues	$—	$1,067,952	$552,591	$(270,546)	$1,349,997
Operating Expenses:
Cost of sales	—	710,905	285,575	(219,994)	776,486
Selling, general and administrative	—	185,141	77,417	—	262,558

	—	896,046	362,992	(219,994)	1,039,044

Operating Income	—	171,906	189,599	(50,552)	310,953
Interest Expense	(27,284)	(1,301)	(563)	—	(29,148)
Other Income (Expense), Net	2,269	60,310	(56,924)	—	5,655
Equity Income in Unconsolidated Affiliates	—	58,259	—	—	58,259
Refinancing Charges	(49,541)	(7,545)	—	—	(57,086)
Equity in Subsidiaries, Net of Taxes	281,213	17,400	—	(298,613)	—

Income Before Income Taxes and Minority Interest	206,657	299,029	132,112	(349,165)	288,633
Income Tax Provision	(17,653)	(35,123)	(36,904)	—	(89,680)

Income Before Minority Interests	189,004	263,906	95,208	(349,165)	198,953
Minority Interests	—	—	(9,949)	—	(9,949)

Net Income	$189,004	$263,906	$85,259	$(349,165)	$189,004

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GRANT PRIDECO INC.

CONDENSED BALANCE SHEET
As of December 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Current Assets:
Cash	$—	$13,088	$15,076	$—	$28,164
Accounts receivable, net	—	164,375	104,075	—	268,450
Inventories	—	272,914	140,256	(52,540)	360,630
Deferred charges	—	14,397	232	—	14,629
Current deferred tax assets	(2,671)	30,721	11,907	—	39,957
Other current assets	—	4,963	9,462	—	14,425

	(2,671)	500,458	281,008	(52,540)	726,255
Property, Plant and Equipment, Net	—	133,677	105,093	—	238,770
Goodwill	—	229,837	191,790	—	421,627
Investment In and Advances to Subsidiaries	1,063,749	54,590	—	(1,118,339)	—
Investment In Unconsolidated Affiliates	—	84,547	—	—	84,547
Other Assets	6,630	48,192	14,263	—	69,085

	$1,067,708	$1,051,301	$592,154	$(1,170,879)	$1,540,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$7,045	$—	$—	$7,045
Accounts payable	—	64,343	27,947	—	92,290
Deferred revenues	—	24,932	404	—	25,336
Income taxes payable	9,573	(8,018)	23,153	—	24,708
Current deferred tax liabilities	—	—	—	—	—
Intercompany liabilities (assets)	(147,863)	(10,728)	151,814	6,777	—
Other current liabilities	5,512	58,641	33,114	—	97,267

	(132,778)	136,215	236,432	6,777	246,646
Long-Term Debt	200,095	6,189	11,200	—	217,484
Deferred Tax Liabilities	4,236	9,031	24,904	—	38,171
Other Long-Term Liabilities	—	28,072	1,293	—	29,365
Commitments and Contingencies
Minority Interests	—	—	12,463	—	12,463
Stockholders’ Equity	996,155	871,794	305,862	(1,177,656)	996,155

	$1,067,708	$1,051,301	$592,154	$(1,170,879)	$1,540,284

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash provided by operating activities	$172,285	$297	$37,094	$(15,000)	$194,676
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(28,725)	—	(10,507)	—	(39,232)
Proceeds from sale of businesses, net of cash disposed	—	2,521	—	—	2,521
Investment in unconsolidated affiliates	—	(5,273)	—	—	(5,273)
Capital expenditures for property, plant and equipment	—	(18,806)	(10,695)	—	(29,501)
Other, net	—	1,682	131	—	1,813

Net cash used in investing activities	(28,725)	(19,876)	(21,071)	—	(69,672)
Cash Flows From Financing Activities:
Borrowings on revolver debt, net	—	—	11,200	—	11,200
Repayments on debt, net	(174,905)	(4,410)	—	—	(179,315)
Borrowings (Repayments) between subsidiaries, net	7,410	6,356	(13,766)	—	—
Debt refinancing costs	(43,778)	—	—	—	(43,778)
Debt issue costs	(6,041)	—	—	—	(6,041)
Repurchases of common stock	(3,385)	—	—	—	(3,385)
Proceeds from stock option exercises	77,139	—	—	—	77,139
Dividends paid	—	—	(15,000)	15,000	—

Net cash (used in) provided by financing activities	(143,560)	1,946	(17,566)	15,000	(144,180)
Effect of Exchange Rate Changes on Cash	—	—	(212)	—	(212)

Net Decrease in Cash	—	(17,633)	(1,755)	—	(19,388)
Cash at Beginning of Period	—	30,721	16,831	—	47,552

Cash at End of Period	$—	$13,088	$15,076	$—	$28,164

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues	$—	$649,202	$296,441	$—	$945,643
Operating Expenses:
Cost of sales	—	397,176	163,631	—	560,807
Selling, general and administrative	—	160,536	73,593	—	234,129
Other operating items	—	6,984	2,051	—	9,035

	—	564,696	239,275	—	803,971

Operating Income	—	84,506	57,166	—	141,672
Interest Expense	(36,758)	(4,486)	(645)	—	(41,889)
Other Income (Expense), Net	—	2,425	(2,027)	—	398
Equity Income in Unconsolidated Affiliates	—	4,600	—	—	4,600
Equity in Subsidiaries, Net of Taxes	80,383	—	—	(80,383)	—

Income From Continuing Operations Before Income Taxes and Minority Interest	43,625	87,045	54,494	(80,383)	104,781
Income Tax (Provision) Benefit	11,641	(33,135)	(13,251)	—	(34,745)

Income From Continuing Operations Before Minority Interests	55,266	53,910	41,243	(80,383)	70,036
Minority Interests	—	—	(5,243)	—	(5,243)

Income From Continuing Operations	55,266	53,910	36,000	(80,383)	64,793
Loss From Discontinued Operations, Net of Tax	—	(9,527)	—	—	(9,527)

Net Income	$55,266	$44,383	$36,000	$(80,383)	$55,266

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(24,211)	$116,546	$20,835	$—	$113,170
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	—	(33,833)	—	—	(33,833)
Proceeds from sales of businesses, net of cash disposed	—	1,349	831	—	2,180
Proceeds from sale of discontinued operations, net of cash disposed	—	19,859	—	—	19,859
Investments in and advances to unconsolidated affiliates	—	(4,167)	—	—	(4,167)
Capital expenditures for property, plant and equipment	—	(18,592)	(19,287)	—	(37,879)
Proceeds from sale of fixed assets	—	6,911	1,548	—	8,459

Net cash used in investing activities	—	(28,473)	(16,908)	—	(45,381)
Cash Flows From Financing Activities:
Repayments on debt, net	—	(59,972)	(4,129)	—	(64,101)
Repurchase of common stock	(2,508)	—	—	—	(2,508)
Proceeds from issuance of common stock	26,719	—	—	—	26,719

Net cash provided by (used in) financing activities	24,211	(59,972)	(4,129)	—	(39,890)
Effect of Exchange Rate Changes on Cash	—	—	423	—	423

Net Increase in Cash	—	28,101	221	—	28,322
Cash at Beginning of Year	—	2,620	16,610	—	19,230

Cash at End of Year	$—	$30,721	$16,831	$—	$47,552

Item 9.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

In 2006, the Company had no changes in or disagreements with its accountants on accounting or financial disclosure. On August 8, 2005, the Company retained the services of Deloitte & Touche LLP as its new independent accountant, replacing Ernst & Young LLP, to audit the Company’s financial statements. The Company’s Current Report on Form 8-K, dated August 8, 2005, is incorporated by reference in this Form 10-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of the end of the period covered by this report (December 31, 2006), our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes — Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls as part of this Form 10 — K for the fiscal year ended December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report or incorporated herein by reference:

1. Our consolidated financial statements are listed on page 36 of this report.

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2006.

Note:  All financial statement schedules not filed with this report required by Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to financial statements.

3. Our exhibits are listed below under Item 15(b).

(b) Exhibits:

2.1	Distribution Agreement, dated as of March 22, 2000, between Weatherford and Grant Prideco, Inc. (incorporated by Reference to Exhibit 2.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).

2.2	Purchase Agreement, dated as of October 25, 2002, among Grant Prideco, Inc., as purchaser, and Schlumberger Technology Corporation, as seller, (incorporated by reference to Exhibit 2.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 001-15423, filed on October 28, 2002).

3.1		Restated Certificate of Incorporation of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).

3.2		Restated Bylaws of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.2 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.1*	Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).

4	.2*	Grant Prideco, Inc. 2000 Employee Stock Option and Stock Plan (incorporated by reference to Exhibit 10.5 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.3*	Grant Prideco, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.4*	Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.5*	Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.6*	Grant Prideco, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.11 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.7*	Grant Prideco, Inc. 2001 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-15423).

4.8		Indenture relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).

4.9		Registration Rights Agreement relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Banc of America Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).

4.10		Amended and Restated Credit Agreement, dated as of August 31, 2006, among Grant Prideco, Inc., certain subsidiaries of Grant Prideco, Inc. party thereto, each lender from time to time party thereto, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on September 6, 2006).

4	.11*	Employee Stock Purchase Plan (incorporate by reference to Exhibit 4.21 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).

4	.12*	Form of Executive Restricted-Stock Agreement (with tandem tax rights incorporated by reference to Exhibit 4.21 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.13*	Form of Executive Restricted-Stock Agreement (incorporated by reference to Exhibit 4.22 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.14*	Form of Executive Stock Option Agreement (with accelerated vesting upon termination incorporated by reference to Exhibit 4.23 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.15*	Form of Executive Stock Option Agreement (without accelerated vesting upon termination incorporated by reference to Exhibit 4.24 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.16*	Grant Prideco 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Grant Prideco’s Current Report on Form 10-K, File No. 1-5423, filed on May 11, 2006)

10.1		See Exhibits 2.1 and 4.1 through 4.16 for certain items material contracts.

10	.2*	Employment Agreement with Michael McShane dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-15423).

10	.3*	Employment Agreement with Matthew Fitzgerald dated January 12, 2004 (incorporated by reference from Exhibit 10.3 to the Grant Prideco Annual Report on Form 10-K for the year ended December 31, 2004).

10	.4*	Employment Agreement with Philip Choyce dated April 14, 2000 (incorporated by reference to Exhibit 10.26 to Grant Prideco, Inc.’s Registration Statement on Form S-4, Reg. No. 333-102635).

10	.5*	Form of Change of Control Agreement with William Chunn, Dan Latham, Warren Avery and Philip Choyce (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-15423).

10	.6*	Form of Change of Control Agreement with David Black, Jim Breihan, Greg Boane, Jay Mitchell, and John Deane (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Annual Report on 10-K for the year ended December 31, 2001, File No. 1-15423).

10.7		Tax Allocation Agreement dated April 14, 2000 between Grant Prideco, Inc. and Weatherford (incorporated by reference to Exhibit 10.13 to Weatherford International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).

10.8		Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and VAT Schienen GmbH & Co KG (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.9		Operating Agreement, dated as of July 23, 1999, by and Grant Prideco, Inc. and VAT Schienen GmbH & CoKG (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1 -15423, as amended).

10.10		Supply Agreement, dated as of August 1, 2003, by and between VAT Stahlrohr Kindberg GmbH & Co KG and Grant Prideco, Inc. (Incorporated by reference to Exhibit 10.12 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).

10.11		Amendment No. 1 to VAT Supply Agreement (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

10.12		Amendment No. 2 to VAT Supply Agreement (incorporated by reference to Exhibit 10.14 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

10.13		Stock Purchase Agreement, dated as of June 19, 1998, by and between Weatherford, Pridecomex Holding, S.A. de C.V., Tubos de Acero de Mexico S.A. and Tamsider S.A. de C.V. (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.14		Master Technology License Agreement, dated as of June 19, 1998, by and between Grant Prideco, Inc. and DST Distributors of Steel Tubes Limited (incorporated by reference to Exhibit 10.17 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.15		Agreement, dated as of November 12, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST Distributors of Steel Tubes Limited, Techint Engineering Company, Weatherford, Grand Prideco, Pridecomex Holding, S.A. de C.V. and Grant Prideco, S.A. de C.V. (incorporated by reference to Exhibit 10.18 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.16		Agreement, dated as of December 1, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., Weatherford and Pridecomex Holdings, S.A. de C.V. (incorporated by reference to Exhibit 10.19 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10	.17*	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of Michael McShane.

31.2	Certification of Matthew D. Fitzgerald.

32.1	Section 906 Certification.

*	Designates a management or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004

		Additions
	Balance At	Charged to	Charged to		Balance
	Beginning	Cost and	Other		At End
Descriptions	of Year	Expenses	Accounts(a)	Deductions(b)	of Year
	(In thousands)

2006:
Allowance for Uncollectible Accounts	$5,856	$1,805	$135	$4,273	$3,523
Inventory Reserves	17,600	8,514	—	5,119	20,995
2005:
Allowance for Uncollectible Accounts	$8,024	$1,682	$210	$4,060	$5,856
Inventory Reserves	13,013	9,572	6	4,991	17,600
2004:
Allowance for Uncollectible Accounts	$3,539	$3,844	$1,141	$500	$8,024
Inventory Reserves	14,910	6,961	226	9,084	13,013

(a)	Represents currency translation adjustments and reclasses.

(b)	Primarily represents the elimination of accounts receivable and inventory deemed uncollectible or worthless and, for accounts receivable, represents reversals of prior accruals as receivables are collected or deemed collectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.

By:	/s/ Michael McShane
Michael McShane
Chief Executive Officer, President,
and Chairman of the Board

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following individuals on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Michael McShane Michael McShane	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 1, 2007

/s/ Matthew D. Fitzgerald Matthew D. Fitzgerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Greg L. Boane Greg L. Boane	Corporate Controller (Principal Accounting Officer)	March 1, 2007

/s/ David J. Butters David J. Butters	Director	March 1, 2007

/s/ Eliot M. Fried Eliot M. Fried	Director	March 1, 2007

/s/ Dennis R. Hendrix Dennis R. Hendrix	Director	March 1, 2007

/s/ Harold E. Layman Harold E. Layman	Director	March 1, 2007

/s/ Sheldon B. Lubar Sheldon B. Lubar	Director	March 1, 2007

/s/ Robert K. Moses, Jr. Robert K. Moses, Jr.	Director	March 1, 2007

Signature	Capacity in Which Signed	Date

/s/ Joseph E. Reid Joseph E. Reid	Director	March 1, 2007

/s/ David A. Trice David A. Trice	Director	March 1, 2007

EXHIBIT INDEX:

2.1		Distribution Agreement, dated as of March 22, 2000, between Weatherford and Grant Prideco, Inc. (incorporated by Reference to Exhibit 2.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).

2.2		Purchase Agreement, dated as of October 25, 2002, among Grant Prideco, Inc., as purchaser, and Schlumberger Technology Corporation, as seller, (incorporated by reference to Exhibit 2.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 001-15423, filed on October 28, 2002).

3.1		Restated Certificate of Incorporation of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).

3.2		Restated Bylaws of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.2 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.1*	Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).

4	.2*	Grant Prideco, Inc. 2000 Employee Stock Option and Stock Plan (incorporated by reference to Exhibit 10.5 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.3*	Grant Prideco, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.4*	Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.5*	Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.6*	Grant Prideco, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.11 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.7*	Grant Prideco, Inc. 2001 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-15423).

4.8		Indenture relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).

4.9		Registration Rights Agreement relating to the 6 1/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Banc of America Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).

4.10		Amended and Restated Credit Agreement, dated as of August 31, 2006, among Grant Prideco, Inc., certain subsidiaries of Grant Prideco, Inc. party thereto, each lender from time to time party thereto, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on September 6, 2006).

4	.11*	Employee Stock Purchase Plan (incorporate by reference to Exhibit 4.21 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).

4	.12*	Form of Executive Restricted-Stock Agreement (with tandem tax rights incorporated by reference to Exhibit 4.21 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.13*	Form of Executive Restricted-Stock Agreement (incorporated by reference to Exhibit 4.22 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.14*	Form of Executive Stock Option Agreement (with accelerated vesting upon termination incorporated by reference to Exhibit 4.23 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.15*	Form of Executive Stock Option Agreement (without accelerated vesting upon termination incorporated by reference to Exhibit 4.24 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

4	.16*	Grant Prideco 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Grant Prideco’s Current Report on Form 10-K, File No. 1-5423, filed on May 11, 2006)

10.1		See Exhibits 2.1 and 4.1 through 4.16 for certain items material contracts.

10	.2*	Employment Agreement with Michael McShane dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-15423).

10	.3*	Employment Agreement with Matthew Fitzgerald dated January 12, 2004 (incorporated by reference from Exhibit 10.3 to the Grant Prideco Annual Report on Form 10-K for the year ended December 31, 2004).

10	.4*	Employment Agreement with Philip Choyce dated April 14, 2000 (incorporated by reference to Exhibit 10.26 to Grant Prideco, Inc.’s Registration Statement on Form S-4, Reg. No. 333-102635).

10	.5*	Form of Change of Control Agreement with William Chunn, Dan Latham, Warren Avery and Philip Choyce (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-15423).

10	.6*	Form of Change of Control Agreement with David Black, Jim Breihan, Greg Boane, Jay Mitchell, and John Deane (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Annual Report on 10-K for the year ended December 31, 2001, File No. 1-15423).

10.7		Tax Allocation Agreement dated April 14, 2000 between Grant Prideco, Inc. and Weatherford (incorporated by reference to Exhibit 10.13 to Weatherford International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).

10.8		Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and VAT Schienen GmbH & Co KG (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.9		Operating Agreement, dated as of July 23, 1999, by and Grant Prideco, Inc. and VAT Schienen GmbH & CoKG (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.10		Supply Agreement, dated as of August 1, 2003, by and between VAT Stahlrohr Kindberg GmbH & Co KG and Grant Prideco, Inc. (Incorporated by reference to Exhibit 10.12 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).

10.11		Amendment No. 1 to VAT Supply Agreement (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

10.12		Amendment No. 2 to VAT Supply Agreement (incorporated by reference to Exhibit 10.14 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-5423).

10.13		Stock Purchase Agreement, dated as of June 19, 1998, by and between Weatherford, Pridecomex Holding, S.A. de C.V., Tubos de Acero de Mexico S.A. and Tamsider S.A. de C.V. (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.14		Master Technology License Agreement, dated as of June 19, 1998, by and between Grant Prideco, Inc. and DST Distributors of Steel Tubes Limited (incorporated by reference to Exhibit 10.17 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.15		Agreement, dated as of November 12, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST Distributors of Steel Tubes Limited, Techint Engineering Company, Weatherford, Grand Prideco, Pridecomex Holding, S.A. de C.V. and Grant Prideco, S.A. de C.V. (incorporated by reference to Exhibit 10.18 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10.16		Agreement, dated as of December 1, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., Weatherford and Pridecomex Holdings, S.A. de C.V. (incorporated by reference to Exhibit 10.19 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

10	.17*	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).

21.1		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).

23.1		Consent of Deloitte & Touche LLP.

23.2		Consent of Ernst & Young LLP.

31.1		Certification of Michael McShane.

31.2		Certification of Matthew D. Fitzgerald.

32.1		Section 906 Certification.

*	Designates a management or compensatory plan or arrangement.