Form 10-Q
period 2007-03-31
GRANT PRIDECO INC
filed 2007-05-10
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 2, 2007
Common Stock, par value $0.01 per share	127,450,068

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GRANT PRIDECO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Revenues	$496,463	$414,425

Operating Expenses:
Cost of sales	254,078	228,529
Sales and marketing	45,587	35,980
General and administrative	33,754	27,840
Research and engineering	10,023	7,696

	343,442	300,045

Operating Income	153,021	114,380
Interest Expense	(5,069)	(3,831)
Other Expense, Net	(552)	(260)
Equity Income in Unconsolidated Affiliate	44,613	27,349

Income Before Income Taxes and Minority Interests	192,013	137,638
Income Tax Provision	(57,957)	(43,064)

Income Before Minority Interests	134,056	94,574
Minority Interests	(2,507)	(2,144)

Net Income	$131,549	$92,430

Basic Net Income Per Share	$1.03	$0.70
Basic Weighted Average Shares Outstanding	128,085	131,388

Diluted Net Income Per Share	$1.01	$0.69
Diluted Weighted Average Shares Outstanding	129,928	133,929
     The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash	$73,618	$57,344
Accounts receivable, net of allowance for doubtful accounts of $3,238 and $3,523 for 2007 and 2006, respectively	380,502	368,695
Inventories	489,100	454,947
Deferred charges	3,091	3,964
Current deferred tax assets	45,759	48,101
Other current assets	23,106	14,395

Total Current Assets	1,015,176	947,446
Property, Plant and Equipment, Net	319,574	305,524
Goodwill	523,186	520,992
Other Intangible Assets, Net	88,908	89,827
Investment in Unconsolidated Affiliate	183,995	135,428
Other Assets	25,610	22,850

Total Assets	$2,156,449	$2,022,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$5,646	$8,640
Accounts payable	140,322	138,942
Accrued payroll and benefits	41,749	74,952
Deferred revenues	20,211	18,190
Income taxes payable	64,280	33,039
Other current liabilities	28,047	33,576

Total Current Liabilities	300,255	307,339
Long-Term Debt	263,901	237,212
Deferred Tax Liabilities	78,650	68,310
Other Long-Term Liabilities	31,458	28,801
Commitments and Contingencies
Minority Interests	21,048	17,522
Stockholders’ Equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value; issued 133,388 and 132,706 in 2007 and 2006, respectively	1,334	1,327
Capital in excess of par value	697,194	687,384
Retained earnings	976,556	845,877
Accumulated other comprehensive income (loss)	2,532	(960)
Treasury stock, at cost	(228,434)	(180,557)
Deferred compensation obligation	11,955	9,812

Total Stockholders’ Equity	1,461,137	1,362,883

Total Liabilities and Stockholders’ Equity	$2,156,449	$2,022,067

     The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net income	$131,549	$92,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,689	12,099
Deferred income tax	11,717	(7,529)
Equity income in unconsolidated affiliate	(44,613)	(27,349)
Stock-based compensation expense	3,229	3,428
Excess tax benefits of stock option exercises	(1,234)	(5,010)
Deferred compensation expense	1,437	1,274
Minority interests in consolidated subsidiaries	2,507	2,144
Gain on sale of fixed assets, net	(55)	(372)
Change in operating assets and liabilities:
Accounts receivable	(11,320)	(9,852)
Inventories	(33,867)	(25,843)
Other current assets	(8,711)	(5,101)
Accounts payable	1,882	9,378
Income taxes payable	32,288	42,834
Other current liabilities	(39,673)	(24,344)
Other, net	3,289	5,349

Net cash provided by operating activities	63,114	63,536
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	(27,763)	(9,967)
Acquisition of businesses	(3,394)	—
Proceeds from sale of fixed assets	542	474
Other, net	—	(240)

Net cash used in investing activities	(30,615)	(9,733)
Cash Flows From Financing Activities:
Borrowings (repayments) on credit facility, net	26,900	(11,200)
Repayments on debt	(3,220)	(4,944)
Excess tax benefits on stock option exercises	1,234	5,010
Repurchases of common stock	(47,118)	(22,030)
Proceeds from issuance of common stock	5,416	10,432
Other, net	900	—

Net cash used in financing activities	(15,888)	(22,732)
Effect of Exchange Rate Changes on Cash	(337)	183

Net Increase in Cash	16,274	31,254
Cash at Beginning of Period	57,344	28,164

Cash at End of Period	$73,618	$59,418

     The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. General
Basis of Presentation
     The accompanying condensed consolidated financial statements of Grant Prideco, Inc. (the “Company” or “Grant Prideco”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions between Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements, have been included. Certain prior period amounts have been reclassified to conform to current year presentation. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, it identified the most critical accounting policies upon which its financial condition depends as those relating to revenue recognition, stock-based compensation, allowance for doubtful accounts, inventory valuation, fair value estimations for assets acquired and liabilities assumed in a business combination, impairment of long-lived assets, impairment of goodwill and other intangible assets, valuation allowance for deferred tax assets, estimates related to contingent liabilities and future claims and pension liabilities.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying condensed consolidated financial statements include reserves for inventory obsolescence, self-insurance, valuation of goodwill and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities, pensions, useful lives used in depreciation and amortization, stock-based compensation and purchase accounting allocations. Actual results could differ from those estimates. The Company re-evaluates its estimated annual effective tax rate on a quarterly basis and the inherent judgements and assumptions used may change during the course of the year depending on actual results and the outcome of tax credits, as well as changes in tax laws and regulations.
2. Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosures.
     The Company adopted the provisions of FIN 48 effective January 1, 2007. On adoption, the Company recognized a $1.1 million increase in the liability for unrecognized tax benefits. This increase in the liability resulted in a decrease to the January 1, 2007 balance of retained earnings of $0.9 million and an increase in goodwill of $0.2 million. As of January 1, 2007, the Company’s unrecognized tax benefits were $12.7 million. If recognized, $12.4 million of unrecognized tax benefits would reduce our income tax expense and the effective tax rate.
     The Company recognizes interest expense as well as potential penalties related to unrecognized income tax matters in income tax expense in the Consolidated Statement of Operations. As of January 1, 2007, the Company had $0.8 million of accrued interest and penalties related to uncertain tax positions.

     The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. Major jurisdictions including the U.S., Canada, China and the United Kingdom have statutes of limitations generally ranging from 3 to 6 years.
     It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on the financial statements of the Company.
3. Stock-Based Compensation
     Total stock-based compensation expense recorded for all share-based payment arrangements, including stock options, restricted stock and the employee stock purchase plan, for the three-month periods ended March 31, 2007 and 2006 was $4.4 million and $4.8 million, respectively.
Stock Options
     During the three-month period ended March 31, 2007, the Company awarded 312,000 stock options and the fair value of the stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

2007
Valuation Assumptions:
Expected Option Term (Years)	5
Expected Volatility	40%
Expected Dividend Rate	—
Risk Free Interest Rate	4.68%
Weighted-Average Grant Date Fair Value	$18.69
Restricted Stock
     During the three-month period ended March 31, 2007, the Company awarded 372,324 shares of restricted stock to officers, directors and other key employees. Of this award, 256,824 shares are a market-based award and are eligible for full or partial vesting on the third, fourth and fifth anniversary from the grant date based on a rolling historical three-to-five year performance of the Company within a defined peer group. A monte carlo valuation model was utilized to estimate the fair market value at the date of grant, which is being used for expense recognition purposes. If the market condition is not achieved at the end of the five-year vesting period, the restricted shares will expire unvested; however, in accordance with SFAS No. 123(R), compensation expense related to those restricted shares would not be reversed. The remaining 115,500 shares of the 2007 restricted stock award vest with the passage of time between one and three years.
     The fair value of restricted stock awards that vested during the three-month periods ended March 31, 2007 and 2006 was $17.1 million and $0.5 million, respectively. During the three-month period ended March 31, 2007, the Company paid approximately $8.4 million related to the tax gross-up liability of the 2004 restricted stock award that vested during the quarter.
4. Comprehensive Income
     Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. The Company’s total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net Income	$131,549	$92,430
Foreign Currency Translation Adjustments	736	4,893
Other Comprehensive Income for Unconsolidated Affiliate, Net of Tax	2,756	2,686

Total Comprehensive Income	$135,041	$100,009

5. Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock which were 1.8 million and 2.5 million shares at March 31, 2007 and 2006, respectively. Common stock equivalent shares are excluded from the computation if their effect was antidilutive.
6. Inventories
     Inventories by category are as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Raw Materials, Components and Supplies	$216,647	$203,368
Work in Process	146,171	129,966
Finished Goods	106,081	97,565
Rental Bits	20,201	24,048

	$489,100	$454,947

7. Property, Plant and Equipment
     Net property, plant and equipment consisted of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Land	$24,912	$24,915
Buildings and Improvements	101,858	101,809
Machinery and Equipment	343,493	332,401
Furniture and Fixtures	44,925	44,267
Construction in Progress	55,498	42,864

	570,686	546,256
Less: Accumulated Depreciation	(251,112)	(240,732)

	$319,574	$305,524

8. Goodwill and Other Intangible Assets
     The carrying amount of goodwill by reporting unit is as follows:

	Drilling		Tubular
	Products and		Technology
	Services	ReedHycalog	and Services	Other	Total
	(In thousands)
Balance, December 31, 2006	$132,203	$275,928	$97,153	$15,708	$520,992
Acquisitions	—	3,394	—	—	3,394
Translation and Other Adjustments	175	(1,281)	(94)	—	(1,200)

Balance, March 31, 2007	$132,378	$278,041	$97,059	$15,708	$523,186

     The acquisition amount included in the ReedHycalog reporting unit is primarily related to the Company’s acquisition of Corion Diamond Products (Corion) in July 2005 where the Company is obligated to pay additional consideration based upon Corion achieving certain performance benchmarks. Additionally, this reporting unit also includes adjustments totaling $1.1 million related to the acquisition of Andergauge in October 2006, of which $1.4 million relates to the final valuation of the acquired identifiable intangible assets and $0.2 million relates to accruals for uncertain tax positions to reflect the adoption of FIN 48 for uncertain tax positions related to previous business combinations.

9. Investments in Unconsolidated Affiliate
     Summarized financial information for Voest-Alpine Tubulars is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net Sales	$217,902	$170,646
Gross Profit	86,965	59,839
Net Income	88,566	56,671

Company’s Equity Income	$44,613	$27,349
     The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on Voest-Alpine Tubulars sales of greentubes to the Company.
10. Pension Plans
U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s Reed Hourly Pension Plan:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Service Cost	$102	$101
Interest Cost	223	222
Expected Return on Plan Assets	(275)	(238)
Amortization of Prior Service Cost	6	6
Amortization of Loss	—	4
Administration Expenses	25	15

Net Periodic Benefit Cost	$81	$110

     The Company has no minimum funding requirements for this plan in 2007.
Non-U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s U.K. Hycalog Retirement Death Benefit Scheme:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Service Cost	$4	$—
Interest Cost	244	229
Expected Return on Plan Assets	(248)	(226)
Amortization of Prior Service Cost	—	27
Amortization of Gain	—	(30)

Net Periodic Benefit Cost	$—	$—

     The Company contributed $2.6 million in the first quarter of 2007 in order to satisfy local statutory funding requirements.

11. Stockholder’s Equity
     Under its stock repurchase program, the Company purchased 1.2 million shares during the three-month period ended March 31, 2007 for a total of approximately $45.0 million. In the first quarter of 2007, the Company adopted FIN 48 and in accordance with FIN 48, recorded a cumulative effect adjustment of $0.9 million to beginning retained earnings.
12. Segment Information
Business Segments
     The Company operates through three primary business segments: Drilling Products and Services, ReedHycalog and Tubular Technology and Services. The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The ReedHycalog segment designs, manufactures and distributes fixed-cutter and roller-cone drill bits, drilling tools and services. The Company’s Tubular Technology and Services segment designs, manufactures and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company’s Corporate and Other segment includes corporate overhead expenses along with the operations of IntelliServ. IntelliServ’s core product, “The IntelliServ® Network”, was commercialized in February 2006 and incorporates various proprietary mechanical and electrical components into the Company’s premium drilling tubulars to allow bi-directional data transfer via the drill string.

	Drilling		Tubular
	Products and		Technology	Corporate
	Services	ReedHycalog	and Services	and Other	Total
	(In thousands)
Three Months Ended:
March 31, 2007
Revenues from Unaffiliated Customers	$275,948	$151,905	$67,172	$1,438	$496,463
Intersegment Revenues	506	—	3,119	8	3,633
Operating Income (Loss)	112,652	45,801	13,067	(18,499)	153,021
Income (Loss) Before Income Taxes and Minority Interests	156,228	38,836	12,537	(15,588)	192,013
March 31, 2006
Revenues from Unaffiliated Customers	$194,259	$116,791	$103,273	$102	$414,425
Intersegment Revenues	136	—	701	—	837
Operating Income (Loss)	65,012	35,558	31,243	(17,433)	114,380
Income (Loss) Before Income Taxes and Minority Interests	91,402	34,371	30,764	(18,899)	137,638
13. Recent Accounting Standards
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this Statement.
14. Subsidiary Guarantor Financial Information
     The following condensed consolidating statements of operations for the three-month periods ended March 31, 2007 and 2006, condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006 and condensed consolidating statements of cash flows for the three-month periods ended March 31, 2007 and 2006 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 6 1/8% Senior Notes, Due 2015, are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

GRANT PRIDECO, INC
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2007
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$366,423	$229,698	$(99,658)	$496,463

Operating Expenses:
Cost of sales	—	212,994	123,513	(82,429)	254,078
Selling, general and administrative	57	62,496	26,811	—	89,364

	57	275,490	150,324	(82,429)	343,442

Operating Income (Loss)	(57)	90,933	79,374	(17,229)	153,021
Interest Expense	(4,721)	(71)	(277)	—	(5,069)
Other Income (Expense), Net	512	5,863	(6,927)	—	(552)
Equity Income in Unconsolidated Affiliate	—	44,267	—	346	44,613
Equity in Subsidiaries, Net of Taxes	136,023	7,401	—	(143,424)	—

Income Before Income Taxes and Minority Interests	131,757	148,393	72,170	(160,307)	192,013
Income Tax Provision	(208)	(42,993)	(14,756)	—	(57,957)

Income Before Minority Interests	131,549	105,400	57,414	(160,307)	134,056
Minority Interests	—	—	(2,507)	—	(2,507)

Net Income	$131,549	$105,400	$54,907	$(160,307)	$131,549

GRANT PRIDECO, INC
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2007
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
ASSETS

Current Assets:
Cash	$—	$9,832	$63,786	$—	$73,618
Accounts receivable	—	241,940	138,562	—	380,502
Inventories	—	371,784	181,308	(63,992)	489,100
Deferred charges	—	3,091	—	—	3,091
Current deferred tax assets	577	25,697	19,485	—	45,759
Other current assets	—	9,461	13,645	—	23,106

	577	661,805	416,786	(63,992)	1,015,176
Property, Plant and Equipment, Net	—	181,703	137,871	—	319,574
Goodwill	—	252,670	270,516	—	523,186
Investment In and Advances to Subsidiaries	1,711,815	86,586	—	(1,798,401)	—
Investment In and Advances to Unconsolidated Affiliates	—	183,995	—	—	183,995
Other Assets	6,559	60,865	47,094	—	114,518

	$1,718,951	$1,427,624	$872,267	$(1,862,393)	$2,156,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$5,000	$646	$—	$—	$5,646
Accounts payable	—	93,650	46,672	—	140,322
Deferred revenues	—	14,949	5,262	—	20,211
Income taxes payable	(50,536)	90,106	24,710	—	64,280
Intercompany liabilities (assets)	112,559	(344,421)	231,862	—	—
Other current liabilities	1,844	39,294	28,658	—	69,796

	68,867	(105,776)	337,164	—	300,255
Long-Term Debt	200,000	63,901	—	—	263,901
Deferred Tax Liabilities	(11,053)	50,723	38,980	—	78,650
Other Long-Term Liabilities	—	30,554	904	—	31,458
Commitments and Contingencies
Minority Interests	—	—	21,048	—	21,048
Stockholders’ Equity	1,461,137	1,388,222	474,171	(1,862,393)	1,461,137

	$1,718,951	$1,427,624	$872,267	$(1,862,393)	$2,156,449

GRANT PRIDECO, INC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$46,913	$9,319	$6,882	$—	$63,114
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	—	(20,718)	(7,045)	—	(27,763)
Acquisition of businesses	(3,394)	—	—	—	(3,394)
Other, net	—	365	177	—	542

Net cash used in investing activities	(3,394)	(20,353)	(6,868)	—	(30,615)
Cash Flows From Financing Activities:
Borrowings on revolver debt, net	—	26,900	—	—	26,900
Repayments on debt	(3,000)	(220)	—	—	(3,220)
Borrowings (repayments) on debt between subs, net	(51)	(18,343)	18,394	—	—
Excess tax benefits on stock option exercises	1,234	—	—	—	1,234
Repurchases of common stock	(47,118)	—	—	—	(47,118)
Proceeds from issuance of common stock	5,416	—	—	—	5,416
Other, net	—	—	900	—	900

Net cash (used in) provided by financing activities	(43,519)	8,337	19,294	—	(15,888)
Effect of Exchange Rate Changes on Cash	—	—	(337)	—	(337)

Net Increase (Decrease) in Cash	—	(2,697)	18,971	—	16,274
Cash at Beginning of Period	—	12,529	44,815	—	57,344

Cash at End of Period	$—	$9,832	$63,786	$—	$73,618

GRANT PRIDECO, INC
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$312,991	$174,299	$(72,865)	$414,425
Operating Expenses:
Cost of sales	—	198,186	90,834	(60,491)	228,529
Selling, general and administrative	53	51,395	20,068	—	71,516

	53	249,581	110,902	(60,491)	300,045

Operating Income (Loss)	(53)	63,410	63,397	(12,374)	114,380
Interest Expense	(3,546)	(120)	(165)	—	(3,831)
Other Income (Expense), Net	527	337	(1,124)	—	(260)
Equity Income in Unconsolidated Affiliate	—	27,349	—	—	27,349
Equity in Subsidiaries, Net of Taxes	104,238	4,166	—	(108,404)	—

Income Before Income Taxes and Minority Interests	101,166	95,142	62,108	(120,778)	137,638
Income Tax Provision	(8,736)	(20,244)	(14,084)		(43,064)

Income Before Minority Interests	92,430	74,898	48,024	(120,778)	94,574
Minority Interests	—	—	(2,144)	—	(2,144)

Net Income	$92,430	$74,898	$45,880	$(120,778)	$92,430

GRANT PRIDECO, INC
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
ASSETS

Current Assets:
Cash	$—	$12,529	$44,815	$—	$57,344
Accounts receivable	—	240,407	128,288	—	368,695
Inventories	—	334,242	178,667	(57,962)	454,947
Deferred charges	—	3,712	252	—	3,964
Current deferred tax assets	131	28,082	19,888	—	48,101
Other current assets	—	6,450	7,945	—	14,395

	131	625,422	379,855	(57,962)	947,446
Property, Plant and Equipment, Net	—	170,965	134,559	—	305,524
Goodwill	—	249,976	271,016	—	520,992
Investment In and Advances to Subsidiaries	1,569,776	79,185	—	(1,648,961)	—
Investment In and Advances to Unconsolidated Affiliates	—	135,428	—	—	135,428
Other Assets	6,830	61,376	44,471	—	112,677

	$1,576,737	$1,322,352	$829,901	$(1,706,923)	$2,022,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$7,924	$716	$—	$—	$8,640
Accounts payable	—	94,649	44,293	—	138,942
Deferred revenues	—	14,259	3,931	—	18,190
Income taxes payable	(48,719)	59,800	21,958	—	33,039
Intercompany liabilities (assets)	61,345	(302,256)	240,911		—
Other current liabilities	4,815	70,031	33,682	—	108,528

	25,365	(62,801)	344,775	—	307,339
Long-Term Debt	200,000	37,212	—	—	237,212
Deferred Tax Liabilities	(11,511)	40,916	38,905	—	68,310
Other Long-Term Liabilities	—	28,151	650	—	28,801
Commitments and Contingencies	—	—	—	—	—
Minority Interests	—	—	17,522	—	17,522
Stockholders’ Equity	1,362,883	1,278,874	428,049	(1,706,923)	1,362,883

	$1,576,737	$1,322,352	$829,901	$(1,706,923)	$2,022,067

GRANT PRIDECO, INC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$5,407	$25,367	$42,726	$(9,964)	$63,536
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	—	(7,849)	(2,118)	—	(9,967)
Other, net	(39)	471	(198)	—	234

Net cash used in investing activities	(39)	(7,378)	(2,316)	—	(9,733)
Cash Flows From Financing Activities:
Repayments on revolver debt, net	—	—	(11,200)	—	(11,200)
Repayments on debt	—	(4,944)	—	—	(4,944)
Borrowings (repayments) on debt between subs, net	1,220	4,909	(6,129)	—	—
Excess tax benefits on stock option exercises	5,010	—	—	—	5,010
Repurchases of common stock	(22,030)	—	—	—	(22,030)
Proceeds from issuance of common stock	10,432	—	—	—	10,432
Dividends paid	—	—	(9,964)	9,964	—

Net cash (used in) provided by financing activities	(5,368)	(35)	(27,293)	9,964	(22,732)
Effect of Exchange Rate Changes on Cash	—	—	183	—	183

Net Increase in Cash	—	17,954	13,300	—	31,254
Cash at Beginning of Period	—	13,088	15,076	—	28,164

Cash at End of Period	$—	$31,042	$28,376	$—	$59,418

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our financial condition as of March 31, 2007, and our results of operations for the three-month periods ended March 31, 2007 and 2006. This discussion should be read with our financial statements and their notes included elsewhere in this report, as well as our financial statements and their related notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.
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
General
     We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit and specialty tools, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. We operate primarily through three business segments: (1) Drilling Products and Services, (2) ReedHycalog, and (3) Tubular Technology and Services. Additionally, our Corporate and Other segment includes our corporate overhead expenses along with the operations of IntelliServ. IntelliServ’s core product, “The IntelliServ® Network”, was commercialized in February 2006 and incorporates various proprietary mechanical and electrical components into our premium drilling tubulars to allow bi-directional data transfer via the drill string.
Critical Accounting Policies and Estimates
     In our annual report on Form 10-K for the year ended December 31, 2006, we identified our most critical accounting policies upon which our financial condition depends as those relating to revenue recognition including deferred revenues and charges, stock-based compensation, allowance for doubtful accounts, inventory valuation, fair value estimations for assets acquired and liabilities assumed in a business combination, impairment of long-lived assets, impairment of goodwill and other intangible assets, valuation allowance for deferred tax assets, estimates related to contingent liabilities and future claims and pension liabilities.
Market Trends
     Our business primarily depends on the level of worldwide oil and gas drilling activity, which in turn depends on capital spending by major, independent and state-owned exploration and production companies. Those companies adjust capital spending according to their expectations for oil and gas prices, which creates cycles in drilling activity. Each of our business segments generally track the level of domestic and international drilling activity, but their revenues, cash flows and profitability follow the rig count at different stages within these market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count. In a declining market, customers are contractually required to purchase ordered drill pipe even if they will no longer need that pipe. This creates a situation where some customers have an inventory of excess drill pipe. Drill bit demand and this segment’s earnings and cash flows have closely tracked the worldwide rig count. Within our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large-bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in premium tubular markets, including North American offshore drilling (in particular, the Gulf of Mexico) and deep U.S. gas drilling, but short-term demand for Atlas Bradford and TCA products also can be affected by inventories at oil country tubular goods (OCTG) distributors. This segment’s XL Systems product line generally follows the level of worldwide offshore drilling activity.

     For the periods below, the revenues, profitability and cash flows from each of our business segments have been impacted by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Three Months Ended March 31,
	2007	2006
WTI Oil(a)
Average	$58.10	$63.34
Ending	65.87	66.63
Henry Hub Gas(b)
Average	$7.19	$7.66
Ending	7.50	6.98
North American Rig Count(c)
Average	2,265	2,184
Ending	2,141	2,171
International Rig Count(c)
Average	982	896
Ending	994	898

(a)	Price per barrel of West Texas Intermediate (WTI) crude. Source: Bloomberg Energy/Commodity Service.

(b)	Price per MMBtu. Source: Bloomberg Energy/Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).
Future Market Trends and Expectations
     We anticipate our performance will continue to improve throughout 2007 and we are forecasting that our net income will be, excluding any unusual items, between approximately $4.10 and $4.20 per diluted share. When forecasting our results, we relied on assumptions about the market, customers and suppliers, and we also considered our backlog. These assumptions include analysis of anticipated business at our three operating segments.
     Drilling Products and Services backlog was $1.1 billion at March 31, 2007, and includes 16.1 million feet of drill pipe orders. The current annual capacity of drill pipe production is estimated to be 16.0 million feet, with an additional 2.0 million feet of capacity anticipated to be in place by the end of 2007. This segment produced approximately 3.8 million and sold approximately 3.9 million feet of drill pipe in the first quarter of 2007 and we expect the volume and pricing of drill pipe sales to improve throughout the remainder of 2007. Drill pipe accounts for approximately 81% of this segment’s revenue.
     The Company expects the ReedHycalog segment’s performance to be consistent with the change in rig count but with the added benefit in 2007 of its acquisition of Andergauge, which was acquired near the beginning of the fourth quarter of 2006. Andergauge had annual revenues of approximately $70 million in 2006 and $19.7 million in the first quarter of 2007.
     At our Tubular Technology and Services segment, two of its four divisions, Atlas Bradford and TCA, sell through distributors in the United States that have been reducing inventory levels. These reductions affected the first quarter revenues for this segment, which experienced a 37% sequential decline in quarterly revenues. We anticipate distributor inventory reductions will be less severe in the near term and could reverse by the end of the year. Accordingly, we expect the quarterly performance of this segment to improve during the remainder of 2007. This segment accounted for 14% of Grant Prideco’s consolidated revenues during the quarter.
     The Company remains optimistic based on its high backlog levels. We anticipate that future results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity, and depend on their views regarding oil and natural gas prices, which have proven able to change quickly. In North America, natural gas prices have been volatile as a result of concerns over U.S. natural gas inventory levels and the weather. Currently, the Company believes that any weakness would be short-lived and activity levels would recover as decreased drilling activity would mitigate any excess inventory or over-supply issues. Also, we expect that the second quarter equity earnings of Voest-Alpine Tubulars (VAT) to be approximately $30 million to $35 million.
     Our results could materially differ from these forecasts if any of our assumptions, such as customer expectations of commodity price strength or drilling activity, prove to be incorrect. In addition, our businesses’ operations, financial condition and results of operations are subject to numerous risks and uncertainties that if realized could cause our actual results to differ substantially from our forward-looking statements. These risks and uncertainties are further described in our “Forward-Looking Statements and Exposures” included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations
     The following table sets forth revenues and operating income reflecting our financial results for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	% Change
	(In thousands)
Revenues:
Drilling Products and Services	$275,948	$194,259	42%
ReedHycalog	151,905	116,791	30%
Tubular Technology and Services	67,172	103,273	(35%)
Corporate and Other	1,438	102	1310%

Total Revenues	$496,463	$414,425	20%

Operating Income (Loss):
Drilling Products and Services	$112,652	$65,012	73%
ReedHycalog	45,801	35,558	29%
Tubular Technology and Services	13,067	31,243	(58%)
Corporate and Other	(18,499)	(17,433)	6%

Total Operating Income	$153,021	$114,380	34%

Consolidated Revenues and Operating Income
  Results for the three -month periods ended March 31, 2007 and 2006
          Consolidated revenues increased by $82.0 million, or 20%, compared to last year’s first quarter, as worldwide drilling activity increased by 5%. Consolidated operating income margins increased to 31% from 28% for the same prior-year period. Selling, general and administrative costs increased by $15.5 million primarily due to the acquisition of Andergauge ($6.2 million impact), which we acquired in October 2006, personnel costs and TReX® cutter patent litigation costs; however, as a percentage of revenues, these costs remained relatively flat year over year at 16%.
          See discussion below by segment for further revenue and operating income variance information.
Drilling Products and Services
  Results for the three -month periods ended March 31, 2007 and 2006
     Revenues for the Drilling Products and Services segment were $275.9 million during the quarter, representing a 42% increase over last year’s first quarter. Operating income increased by 73% to $112.7 million and operating income margins increased to 41% from 33% in last year’s first quarter. These results reflect increased volumes and improved pricing coupled with a shift in product mix to higher-margin, larger-diameter drill pipe products in the first quarter of 2007. Drill pipe footage sold increased by 21% and average sales price per foot increased by 28%. Additionally, heavyweight drill pipe and drill collar products had increased sales year-over-year. Total backlog for this segment is $1.1 billion at March 31, 2007. We expect sales of drill pipe to make up a higher percentage of revenue in future periods due to a reduction in third-party tool joint sales.
ReedHycalog
  Results for the three -month periods ended March 31, 2007 and 2006
          Revenues for the ReedHycalog segment increased by 30% to $151.9 million primarily due to $19.7 million in incremental revenues related to the Andergauge acquisition in October 2006, increased U.S. drill bit sales consistent with the 14% increase in the U.S. rig count and increased international revenues particularly in Russia, the Middle East and China. Additionally, coring services benefited from increased activity in the heavy oil sands market and an expansion of its Corion Express® product line into international markets. Operating income increased by 29% to $45.8 million and operating income margins remained relatively flat at 30% compared to last year’s first quarter as lower average Andergauge margins and lower Canadian sales of higher-margin drill bits were offset by higher-margin international drill bit sales.

Tubular Technology and Services
     Results for the three -month periods ended March 31, 2007 and 2006
          Revenues for the Tubular Technology and Services segment decreased by 35% to $67.2 million during the first quarter of 2007 compared to last year’s first quarter. Operating income decreased by 58% to $13.1 million and operating income margins decreased to 19% from 30% in last year’s first quarter. These results reflect a decline in domestic sales of OCTG tubular products and services and accessories due to continued distributor destocking. The most significant decrease was at this segment’s TCA heat-treat facility due to low domestic mill activity levels. Order levels, however, for this segment have begun to improve with backlog increasing by 32% compared to year-end levels.
Corporate and Other
     Results for the three -month periods ended March 31, 2007 and 2006
          Corporate and Other operating loss for the first quarter of 2007 increased to $18.5 million from $17.4 million for the same period last year. The increase is due to increased Corporate legal costs primarily related to TReX patent litigation costs and increased long-term stock based incentive costs. Offsetting these increases is a decreased operating loss related to our IntelliServ division as commercial activity commenced during the quarter.
Other Items
          Interest expense increased by $1.2 million compared to last year’s first quarter reflecting borrowings in connection with our acquisition of Andergauge in 2006 and $186.6 million of share repurchases over the past year. Equity income from our investment in VAT increased to $44.6 million from $27.3 million due to increased volumes and pricing of its OCTG products and favorable geographic sales mix. While the international OCTG business remains strong, several expected second quarter orders were delivered earlier than planned resulting in an exceptional first quarter.
          Our effective tax rate was 30.2% for the first quarter of 2007 down slightly from 31.3% in last year’s first quarter. For fiscal 2007, we expect our effective tax rate to be in the range of 30% — 31%.
          We repurchased 1.2 million shares during the quarter at a total cost of $45.0 million.
Liquidity and Capital Resources
Overview
     At March 31, 2007, we had cash of $73.6 million, working capital of $714.9 million and unused borrowing availability of $281.8 million under our credit facility, compared to cash of $57.3 million, working capital of $640.1 million and unused borrowing availability of $306.8 million at December 31, 2006.
Historical Cash Flows
     The following table summarizes our cash flows provided by operating activities and net cash used in investing activities and financing activities for the periods presented:

	Thre Months Ended
	March 31,
	2007	2006
	(In thousands)
Net Cash Provided by Operating Activities	$63,114	$63,536
Net Cash Used in Investing Activities	(30,615)	(9,733)
Net Cash Used in Financing Activities	(15,888)	(22,732)
     Operating Activities
     Net cash flows provided by operating activities decreased by $0.4 million for the three-month period ended March 31, 2007 compared to the same period in 2006 as higher operating earnings were offset by increased working capital levels to sustain the high activity levels and sales order backlog.

     Investing Activities
     Net cash used in investing activities increased by $20.9 million for the three-month period ended March 31, 2007, compared to the same period in 2006. The increase is primarily due to the increased capital expenditures in 2007 as well as acquisition costs.
          Capital Expenditures
     Our capital expenditures for property, plant and equipment totaled $27.8 million and $10.0 million for the three-month periods ended March 31, 2007 and 2006, respectively. The increase in capital expenditures is related to the new ReedHycalog headquarters facility, capital spending related to manufacturing additional IntelliServ drill strings and related to plant capacity expansion and efficiency projects in the Drilling Products and Services and Tubular Technology and Services segments.
     Financing Activities
     Net cash used in financing activities decreased by $6.8 million for the three-month period ended March 31, 2007 compared to the same period in 2006. The decrease is primarily due to cash provided by credit facility borrowings and lower repayments on debt of $39.8 million partially offset by an increased use of cash for share repurchases of $25.1 million lower proceeds from stock option exercises of $5.0 million as compared to 2006.
          Long-Term Debt
     Our debt balance is primarily comprised of our $200 million 6 1/8% Senior Notes Due 2015 and $61.5 million of borrowings under our credit facility. As of March 31, 2007, we were in compliance with the various covenants under our 6 1/8% Senior Notes.
     We estimate for the remainder of 2007 our required principal and interest payments for our outstanding debt to be approximately $12 million and capital expenditures to be approximately $100 million, which includes capital expenditures for our new Drill Bits facility, capital spending related to the manufacture of IntelliServ drill string and capital spending related to capacity expansions and efficiency projects in the Drilling Products and Tubular Technology segments. We currently expect to satisfy all required debt service and capital expenditures during 2007 from operating cash flows, existing cash balances and our credit facility.
     Based on our current required principal and interest payments and projected capital expenditures, our operating cash flows, existing cash balances and estimated availability under our credit facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity in the event of a prolonged market downturn to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during any such period. Acquisitions and expansions will be financed from operating cash flows, borrowings under our credit facility, or through a combination of the issuance of additional equity and debt financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount and form of issue dependent on the prevailing market and general economic conditions.
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

Risk Factors and Exposures
     The businesses in which we operate are subject to various risks and uncertainties that could have adverse consequences on our results of operations and financial condition and that could cause actual results to be materially different from projected results contained in the forward-looking statements in this report and in our other disclosures. Investors should carefully consider these risks and uncertainties when evaluating our company and the forward-looking statements that we make. These risks and uncertainties include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.
Off-Balance Sheet Financing
     As of March 31, 2007, we did not have any off-balance sheet hedging, financing arrangements or contracts except for those entered into by our equity method investment VAT, whose financial statements are not consolidated in our financial statements. VAT has entered into forward contracts to cover its currency risk related to accounts receivables and accounts payables, has entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds, and has also entered into an agreement with a bank to sell a significant portion of its accounts receivable.
ITEM 3. Quantitative and Qualitative Market Risk Disclosures
Foreign Currency Risk
     The functional currency for the majority of our international operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. The functional currency of our Canadian, Venezuelan and Chinese operations is the local currency in each of those jurisdictions. Adjustments resulting from the translation of the local functional currency financial statements to the U.S. dollar, which is based on current exchange rates, are included in stockholders’ equity in the current period. In addition, our long-term supply contract with VAT is denominated in Euros. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency losses for the three-month periods ended March 31, 2007 and 2006 were $1.3 million and $0.8 million, respectively.
Interest Rates
     As of March 31, 2007, we had fixed rate debt aggregating $208.0 million and variable rate debt aggregating $61.5 million. The variable rate debt exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from March 2007 levels, interest expense would increase by approximately $0.6 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates. However, our fixed rate Senior Notes outstanding at March 31, 2007 subject us to risks related to changes in the fair value of the debt and expose us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $5.8 million.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of March 31, 2007. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report (March 31, 2007), our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
     During the three-month period ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 1A. Risk Factors
     For a listing of our risk factors, see Item 1A, “Forward-Looking Statements and Exposures”, in our Form 10-K for the year ended December 31, 2006. There have been no changes to those risk factors during the three-month period ended March 31, 2007.
ITEM 2. Unregistered Sales of Equity in Securities and Use of Proceeds
     Following is a summary of our repurchase activity, including trustee purchases related to our executive deferred compensation plan, for the three-month period ended March 31, 2007:

	Number of		Total Number of Shares
	Shares	Average Price	Purchased as Part of a
Period	Purchased (a)	Per Share	Publicly Announced Plan (b)
January 1 - 31, 2007	803,795	$37.28	800,000
February 1 - 28, 2007	338,253	39.70	300,000
March 1 - 31, 2007	84,675	43.96	79,500

Total	1,226,723	$38.41	1,179,500

(a)	Of the 1,226,723 shares purchased during the three-month period ended March 31, 2007, 47,223 shares were purchased by the trustee for our executive deferred compensation plan for the benefit of the plan participants using funds directed by the plan participants and funds matched by us as provided in the plan. These share purchases were not part of a publicly announced program to purchase common shares.

(b)	Our Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $350 million of our common stock with no established expiration date. For the three-month period ended March 31, 2007, we repurchased 1.2 million shares at a total cost of $45.0 million. Such shares are reflected in the accompanying Condensed Consolidated Balance Sheets as “Treasury Stock.” At March 31, 2007, there was $143.3 million remaining under this program for future repurchases.

ITEM 6. Exhibits

Exhibit Number	Description

10.1	Grant Prideco, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on April 3, 2007).

10.2	Change of Control Agreement, dated April 16, 2007, with Quintin Kneen (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on April 20, 2007).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification

SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.
By:	/s/ MATTHEW D. FITZGERALD
Matthew D. Fitzgerald
Sr. Vice President, Chief Financial Officer and Treasurer

By:	/s/ GREG L. BOANE
Greg L. Boane
Vice President and Controller

Date: May 10, 2007

EXHIBIT INDEX

Exhibit Number	Description

10.1	Grant Prideco, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on April 3, 2007).

10.2	Change of Control Agreement, dated April 16, 2007, with Quintin Kneen (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on April 20, 2007).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification