Form 10-Q
period 2007-06-30
GRANT PRIDECO INC
filed 2007-08-09
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 2, 2007

Common Stock, par value $0.01 per share	128,269,084

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GRANT PRIDECO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues	$522,178	$431,784	$1,018,641	$846,209

Operating Expenses:
Cost of sales	264,049	227,365	518,127	455,894
Sales and marketing	45,424	37,305	91,011	73,285
General and administrative	33,061	28,490	66,815	56,330
Research and engineering	10,754	8,561	20,777	16,257

	353,288	301,721	696,730	601,766

Operating Income	168,890	130,063	321,911	244,443
Interest Expense	(4,059)	(3,587)	(9,128)	(7,418)
Other Expense, Net	(1,247)	(1,587)	(1,799)	(1,847)
Equity Income in Unconsolidated Affiliate	30,026	37,312	74,639	64,661

Income Before Income Taxes and Minority Interests	193,610	162,201	385,623	299,839
Income Tax Provision	(56,664)	(52,993)	(114,621)	(96,057)

Income Before Minority Interests	136,946	109,208	271,002	203,782
Minority Interests	(1,994)	(3,621)	(4,501)	(5,765)

Net Income	$134,952	$105,587	$266,501	$198,017

Basic Net Income Per Share	$1.05	$0.80	$2.08	$1.51
Basic Weighted Average Shares Outstanding	128,434	131,472	128,260	131,444

Diluted Net Income Per Share	$1.04	$0.79	$2.05	$1.48
Diluted Weighted Average Shares Outstanding	130,071	133,659	130,134	133,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$111,789	$57,344
Short-term investments	82,075	—
Accounts receivable, net of allowance for doubtful accounts of $3,140 and $3,523 for 2007 and 2006, respectively	387,900	368,695
Inventories	529,760	454,947
Deferred charges	2,935	3,964
Current deferred tax assets	44,833	48,101
Other current assets	21,984	14,395

Total Current Assets	1,181,276	947,446
Property, Plant and Equipment, Net	343,806	305,524
Goodwill	525,175	520,992
Other Intangible Assets, Net	86,611	89,827
Investment in Unconsolidated Affiliate	73,242	135,428
Other Assets	25,448	22,850

Total Assets	$2,235,558	$2,022,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$768	$8,640
Accounts payable	131,715	138,942
Accrued payroll and benefits	49,204	74,952
Deferred revenues	21,885	18,190
Income taxes payable	26,399	33,039
Other current liabilities	32,858	33,576

Total Current Liabilities	262,829	307,339
Long-Term Debt	203,683	237,212
Deferred Tax Liabilities	99,454	68,310
Other Long-Term Liabilities	30,892	28,801
Commitments and Contingencies
Minority Interests	19,847	17,522
Stockholders’ Equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value; issued 134,608 and 132,706 in 2007 and 2006, respectively	1,346	1,327
Capital in excess of par value	731,722	687,384
Retained earnings	1,111,508	845,877
Accumulated other comprehensive income (loss)	8,029	(960)
Treasury stock, at cost	(244,761)	(180,557)
Deferred compensation obligation	11,009	9,812

Total Stockholders’ Equity	1,618,853	1,362,883

Total Liabilities and Stockholders’ Equity	$2,235,558	$2,022,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net income	$266,501	$198,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,853	24,026
Deferred income tax	28,179	(8,617)
Equity income in unconsolidated affiliate, net of dividends	69,972	23,057
Stock-based compensation expense	5,907	6,725
Excess tax benefits of stock option exercises	(15,983)	(11,989)
Deferred compensation expense	1,742	1,626
Minority interests in consolidated subsidiaries, net of dividends	1,089	5,765
Gain on sale of fixed assets, net	(97)	(493)
Change in operating assets and liabilities:
Accounts receivable	(16,914)	(33,128)
Inventories	(74,458)	(67,701)
Other current assets	(7,589)	(1,403)
Accounts payable	(4,902)	24,615
Income taxes payable	8,028	34,945
Other current liabilities	(26,625)	(12,044)
Other, net	4,959	3,052

Net cash provided by operating activities	269,662	186,453
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	(64,456)	(28,368)
Acquisition of businesses	(3,394)	—
Proceeds from sale of fixed assets	625	658
Purchases of available-for-sale securities	(82,117)	(115,475)
Proceeds from sale of available-for-sale securities	—	55,000
Other, net	—	(240)

Net cash used in investing activities	(149,342)	(88,425)
Cash Flows From Financing Activities:
Repayments on credit facility, net	(34,346)	(11,200)
Repayments on debt, net	(7,070)	(6,448)
Excess tax benefits on stock option exercises	15,983	11,989
Repurchases of common stock	(64,859)	(53,887)
Proceeds from issuance of common stock	22,535	19,531
Other, net	900	—

Net cash used in financing activities	(66,857)	(40,015)
Effect of Exchange Rate Changes on Cash	982	249

Net Increase in Cash	54,445	58,262
Cash at Beginning of Period	57,344	28,164

Cash at End of Period	$111,789	$86,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. General
Basis of Presentation
     The accompanying condensed consolidated financial statements of Grant Prideco, Inc. (the “Company” or “Grant Prideco”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by GAAP for complete financial statements. All significant transactions between Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited, however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements, have been included. Certain prior period amounts have been reclassified to conform to current year presentation. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying condensed consolidated financial statements include reserves for inventory obsolescence, self-insurance, valuation of goodwill and long-lived assets, allowance for doubtful accounts, contingent liabilities, pensions, useful lives used in depreciation and amortization, stock-based compensation, derivatives and other financial instruments and purchase accounting allocations. Actual results could differ from those estimates. Additionally, the Company re-evaluates its estimated annual effective tax rate on a quarterly basis and the inherent judgments and assumptions used may change during the course of the year depending on actual results and the utilization of tax credits, as well as changes in tax laws and regulations.
Derivative Instruments
     In the second quarter of 2007, the Company began a hedging program with the use of derivative instruments. The Company accounts for all derivative instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). This standard requires that derivative instruments be recorded at fair value in the balance sheet as either an asset or a liability, with classification as current or non-current based upon the maturity of the derivative instrument. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge. The Company’s policy is to execute such instruments with creditworthy banks and, in order to minimize credit risk, the Company monitors the credit ratings of these financial institutions on a continuing basis.
     At the inception of any new derivative, the Company designates the derivative as an economic, cash flow or fair value hedge and, as the facts dictate, the Company determines when the derivative is to be de-designated as a hedging instrument. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in the fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time, the related deferred hedging gains or losses are recorded in earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Any ineffectiveness identified is recorded in earnings as incurred.

     The Company also uses forward contracts to hedge identified foreign currency assets and liabilities. These contracts are not designated as hedges; therefore, the changes in fair value of these contracts are recognized in earnings as they occur and offset gains or losses on the remeasurement of the related asset or liability.
     Cash flows from derivative contracts are reported in the condensed consolidated statements of cash flows in the same categories as the cash flows from the underlying transactions.
2. Income Taxes
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires additional disclosures.
     The Company adopted the provisions of FIN 48 effective January 1, 2007. On adoption, the Company recognized a $1.1 million increase in the liability for unrecognized tax benefits. This increase in the liability resulted in a decrease to the January 1, 2007 balance of retained earnings of $0.9 million and an increase in goodwill of $0.2 million. As of January 1 and June 30, 2007, the Company’s unrecognized tax benefits were $12.7 million and $11.2 million, respectively and, if recognized, $12.4 million and $10.9 million, respectively, of unrecognized tax benefits would reduce our income tax expense and the effective tax rate.
     The Company recognizes interest expense as well as potential penalties related to unrecognized income tax matters in income tax expense in the Condensed Consolidated Statement of Operations. As of January 1 and June 30, 2007, the Company had $0.8 million and $1.4 million, respectively, of accrued interest and penalties related to uncertain tax positions.
     The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. Major jurisdictions including the U.S., Canada, China and the United Kingdom have statutes of limitations generally ranging from 3 to 6 years.
     It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the financial statements of the Company.
3. Stock-Based Compensation
     Total stock-based compensation expense recorded for all share-based payment arrangements, including stock options, restricted stock, the employee stock purchase plan and the tax gross-up liability related to the 2004 restricted stock award, for the three- and six-month periods ended June 30, 2007 was $2.7 million and $7.1 million, respectively. Total stock-based compensation expense recorded for all share-based payment arrangements for the three- and six-month periods ended June 30, 2006 was $4.4 million and $9.2 million, respectively.
Stock Options
     During the six-month period ended June 30, 2007, the Company awarded 314,000 stock options and the fair value of the stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

2007
Valuation Assumptions:
Expected Option Term (Years)	5
Expected Volatility	40%
Expected Dividend Rate	—
Risk Free Interest Rate	4.68%
Weighted-Average Grant Date Fair Value	$18.70
Restricted Stock
     During the six-month period ended June 30, 2007, the Company awarded 372,324 shares of restricted stock to officers, directors and other key employees. Of this award, 256,824 shares are a market-based award and are eligible for full or partial vesting on the third, fourth and fifth anniversary from the grant date based on a rolling historical three-to-five year performance of the Company within a defined peer group. A Monte Carlo valuation model was utilized to estimate the fair market value at the date of grant and the requisite service period, which are being used for expense recognition purposes. If the market condition is not achieved at the end of the five-year vesting period, the restricted shares will expire unvested; however, in accordance with SFAS No. 123(R), compensation expense related to those restricted shares would not be reversed. The remaining 115,500 shares of the 2007 restricted stock awards vest with the passage of time between one and three years.
     The fair value of restricted stock awards that vested during the three-and six month periods ended June 30, 2007 was $0.2 million and $17.3 million, respectively. For the six-month period ended June 30, 2006, the fair value of restricted stock awards that vested was $0.5 million (no restricted stock vested in the second quarter of 2006). During the six-month period ended June 30, 2007, the Company paid approximately $8.4 million related to the tax gross-up liability on the 2004 restricted stock award that vested during the period.
4. Comprehensive Income
     Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Net Income	$134,952	$105,587	$266,501	$198,017
Foreign Currency Translation Adjustments	2,812	2,132	3,548	7,025
Other Comprehensive Income for Unconsolidated Affiliate, Net of Tax	2,545	7,082	5,301	9,768
Unrealized Gain on Derivative Instruments, Net of Tax	167	—	167	—
Unrealized Loss on Short-Term Investments, Net of Tax	(27)	—	(27)	—

Total Comprehensive Income	$140,449	$114,801	$275,490	$214,810

5. Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution from the exercise or conversion of securities into common stock which were 1.6 million and 1.9 million shares for the three- and six-month periods ended June 30, 2007, respectively, and 2.2 million and 2.3 million shares for the three- and six-month periods ended June 30, 2006, respectively. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. For the three- and six-month periods ended June 30, 2007 and 2006, an immaterial number of outstanding stock option awards were excluded from the computations of diluted net income per share because they were antidilutive.
6. Short-Term Investments
     The Company has investments in auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity (greater than 10 years), the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity. As such, the Company classified these investments as a current asset based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Liabilities”. The auction rate securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. The Company limits its investments to securities that carry a AAA (or equivalent) rating from a recognized rating agency.
     The Company’s investments in auction rate securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. As of June 30, 2007, the aggregate fair value of the Company’s auction rate securities, classified as available-for-sale, was $82.1 million. The Company had no investments in auction rate securities at December 31, 2006. Unrealized gains (losses) included in Accumulated Comprehensive Income (Loss) at June 30, 2007 were not significant. For the three- and six-month periods ended June 30, 2007 and 2006, there were no realized gains or losses included in earnings related to these short-term investments.

7. Inventories
     Inventories by category are as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Raw Materials, Components and Supplies	$237,455	$203,368
Work in Process	152,662	129,966
Finished Goods	106,561	97,565
Rental Bits	33,082	24,048

	$529,760	$454,947

8. Property, Plant and Equipment
     Net property, plant and equipment consisted of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Land	$25,002	$24,915
Buildings and Improvements	102,943	101,809
Machinery and Equipment	358,527	332,401
Furniture and Fixtures	46,211	44,267
Construction in Progress	75,098	42,864

	607,781	546,256
Less: Accumulated Depreciation	(263,975)	(240,732)

	$343,806	$305,524

9. Goodwill
     The carrying amount of goodwill by reporting unit is as follows:

	Drilling		Tubular
	Products and		Technology
	Services	ReedHycalog	and Services	Other	Total
	(In thousands)
Balance, December 31, 2006	$132,203	$275,928	$97,153	$15,708	$520,992
Acquisitions	—	3,394	—	—	3,394
Translation and Other Adjustments	445	(336)	680	—	789

Balance, June 30, 2007	$132,648	$278,986	$97,833	$15,708	$525,175

     The acquisition amount included in the ReedHycalog reporting unit is primarily related to the Company’s acquisition of Corion Diamond Products (Corion) in July 2005 where the Company is obligated to pay additional consideration based upon Corion achieving certain performance benchmarks. Additionally, this reporting unit also included other adjustments totaling ($0.8 million) related to the acquisition of Andergauge in October 2006, of which ($1.4 million) related to the final valuation of the acquired identifiable intangible assets partially offset by $0.2 million related to accruals for uncertain tax positions to reflect the adoption of FIN 48 on previous business combinations and $0.4 million related to other opening balance sheet valuation adjustments.

10. Investment in Unconsolidated Affiliate
     Summarized financial information for Voest-Alpine Tubulars (VAT) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Net Sales	$189,455	$202,199	$407,423	$373,068
Gross Profit	57,520	74,030	144,269	134,945
Net Income	59,853	71,493	148,468	130,169

Company’s Equity Income	$30,026	$37,312	$74,639	$64,661
Dividends Received	144,611	87,719	144,611	87,719
     The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on VAT’s sales of green tubes to the Company.
11. Derivative Instruments
     The Company enters into derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated foreign currency transactions in the normal course of business. In general, the types of risks hedged are those related to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The Company primarily utilizes forward exchange contracts with maturities of less than 1 year.
     The Company’s policy is to hold derivatives only for the purpose of hedging risks, and not for speculative or trading purposes where the objective is solely to generate profit. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives. At June 30, 2007, hedging relationships existed for highly probable foreign-currency-denominated purchase commitments and existing foreign currency liability exposures.
Cash Flow Hedges
     The Company entered into several foreign currency forward contracts designated as cash flow hedges for all or a portion of anticipated inventory purchases through March 2008, denominated in Euros, under our long-term supply contract with VAT. Based on quoted market prices as of June 30, 2007 for contracts with similar terms and maturity dates, the Company has recorded a current asset of $0.1 million to adjust these foreign currency forward contracts to their fair market value. Net gains related to these contracts of $0.2 million were deferred in Accumulated Other Comprehensive Income (Loss), which the Company expects to recognize in earnings over the next 12 months. There was no impact to the Company’s earnings related to ineffectiveness.
Other Derivative Instruments
     The Company entered into spot and forward contracts to hedge against various foreign currency denominated liabilities, including the Euro and the British Pound Sterling. These derivative instruments were not designated as hedges and changes in the fair value of the contracts are recognized through earnings and the amounts generally offset foreign exchange gains and losses included in “Other Expense, Net” in the Condensed Consolidated Statements of Operations. Based on quoted market prices as of June 30, 2007 for contracts with similar terms and maturity dates, the Company has a net current asset of $0.3 million.

12. Pension Plans
U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s Reed Hourly Pension Plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Service Cost	$103	$101	$205	$202
Interest Cost	223	222	446	445
Expected Return on Plan Assets	(275)	(238)	(550)	(476)
Amortization of Prior Service Cost	6	6	12	12
Amortization of Actuarial Loss	—	4	—	8
Administration Expenses	24	15	49	30

Net Periodic Benefit Cost	$81	$110	$162	$221

     The Company has no minimum funding requirements for this plan in 2007, however, the Company expects to fund a discretionary amount of $1.0 million. For the six-month period ended June 30, 2007, no amounts have been funded.
Non-U.S. Pension Plan
     The following table shows the components of Net Periodic Benefit Cost for the Company’s U.K. Hycalog Retirement Death Benefit Scheme:

	Three MonthsEnded		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Service Cost	$4	$—	$8	$—
Interest Cost	244	229	488	458
Expected Return on Plan Assets	(248)	(226)	(496)	(452)
Amortization of Prior Service Cost	—	27	—	54
Amortization of Actuarial Gain	—	(30)	—	(60)

Net Periodic Benefit Cost	$—	$—	$—	$—

     The Company contributed $2.6 million in the first half of 2007 in order to satisfy local statutory funding requirements.
13. Stockholders’ Equity
     Under its stock repurchase program, during the six-month period ended June 30, 2007, the Company purchased 1.5 million shares for a total cost of approximately $62.2 million. Such shares are reflected in the Condensed Consolidated Balance Sheet as “Treasury Stock”. In 2007, the Company adopted FIN 48 and in accordance with FIN 48, recorded a cumulative effect adjustment of $0.9 million to beginning retained earnings.
14. Segment Information
     The Company operates through three primary business segments: Drilling Products and Services, ReedHycalog and Tubular Technology and Services. The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The ReedHycalog segment designs, manufactures and distributes fixed-cutter and roller-cone drill bits, drilling tools and services. The Company’s Tubular Technology and Services segment designs, manufactures and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company’s Corporate and Other segment includes corporate overhead expenses along with the operations of IntelliServ. IntelliServ’s core product, “The IntelliServ® Network”, incorporates various proprietary mechanical and electrical components into the Company’s premium drilling tubulars to allow bi-directional data transfer via the drill string.

	Drilling		Tubular
	Products and		Technology	Corporate
	Services	ReedHycalog	and Services	and Other	Total
	(In thousands)
Three Months Ended:
June 30, 2007
Revenues from Unaffiliated Customers	$282,765	$148,344	$87,202	$3,867	$522,178
Intersegment Revenues	250	—	3,623	—	3,873
Operating Income (Loss)	116,430	46,823	20,979	(15,342)	168,890
Income (Loss) Before Income Taxes and Minority Interests	144,247	40,376	20,587	(11,600)	193,610
June 30, 2006
Revenues from Unaffiliated Customers	$213,586	$116,239	$101,786	$173	$431,784
Intersegment Revenues	90	40	1,555	—	1,685
Operating Income (Loss)	78,749	40,814	29,237	(18,737)	130,063
Income (Loss) Before Income Taxes and Minority Interests	114,175	38,809	28,919	(19,702)	162,201

	Drilling		Tubular
	Products and		Technology	Corporate
	Services	ReedHycalog	and Services	and Other	Total
	(In thousands)
Six Months Ended:
June 30, 2007
Revenues from Unaffiliated Customers	$558,713	$300,249	$154,374	$5,305	$1,018,641
Intersegment Revenues	756	—	6,742	8	7,506
Operating Income (Loss)	229,082	92,624	34,046	(33,841)	321,911
Income (Loss) Before Income Taxes and Minority Interests	300,475	79,212	33,124	(27,188)	385,623
June 30, 2006
Revenues from Unaffiliated Customers	$407,845	$233,030	$205,059	$275	$846,209
Intersegment Revenues	226	40	2,256	—	2,522
Operating Income (Loss)	143,761	76,372	60,480	(36,170)	244,443
Income (Loss) Before Income Taxes and Minority Interests	205,577	73,180	59,683	(38,601)	299,839
15. Recent Accounting Standards
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this Statement.
16. Subsidiary Guarantor Financial Information
     The following condensed consolidating statements of operations for the three- and six-month periods ended June 30, 2007 and 2006, condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006 and condensed consolidating statements of cash flows for the six-month periods ended June 30, 2007 and 2006 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 6 1/8% Senior Notes, Due 2015, are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2007
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$397,734	$233,142	$(108,698)	$522,178

Operating Expenses:
Cost of sales	—	237,006	120,012	(92,969)	264,049
Selling, general and administrative and research and engineering	29	61,497	27,713	—	89,239

	29	298,503	147,725	(92,969)	353,288

Operating Income (Loss)	(29)	99,231	85,417	(15,729)	168,890
Interest Expense	(3,954)	(69)	(36)	—	(4,059)
Other Income (Expense), Net	2,047	4,197	(7,491)	—	(1,247)
Equity Income in Unconsolidated Affiliate	—	30,025	—	1	30,026
Equity in Subsidiaries, Net of Taxes	139,788	8,797	—	(148,585)	—

Income Before Income Taxes and Minority Interests	137,852	142,181	77,890	(164,313)	193,610
Income Tax Provision	(2,900)	(38,753)	(15,011)	—	(56,664)

Income Before Minority Interests	134,952	103,428	62,879	(164,313)	136,946
Minority Interests	—	—	(1,994)	—	(1,994)

Net Income	$134,952	$103,428	$60,885	$(164,313)	$134,952

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2007
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$764,157	$462,840	$(208,356)	$1,018,641
Operating Expenses:
Cost of sales	—	450,000	243,525	(175,398)	518,127
Selling, general and administrative and research and engineering	86	123,993	54,524	—	178,603

	86	573,993	298,049	(175,398)	696,730

Operating Income (Loss)	(86)	190,164	164,791	(32,958)	321,911
Interest Expense	(8,675)	(140)	(313)	—	(9,128)
Other Income (Expense), Net	2,559	10,060	(14,418)	—	(1,799)
Equity Income in Unconsolidated Affiliate	—	74,292	—	347	74,639
Equity in Subsidiaries, Net of Taxes	275,811	16,198	—	(292,009)	—

Income Before Income Taxes and Minority Interests	269,609	290,574	150,060	(324,620)	385,623
Income Tax Provision	(3,108)	(81,746)	(29,767)	—	(114,621)

Income Before Minority Interests	266,501	208,828	120,293	(324,620)	271,002
Minority Interests	—	—	(4,501)	—	(4,501)

Net Income	$266,501	$208,828	$115,792	$(324,620)	$266,501

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2007
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
			(In thousands)
ASSETS

Current Assets:
Cash	$—	$73,059	$38,730	$—	$111,789
Short-term investments	—	82,075	—	—	82,075
Accounts receivable	—	270,531	117,369	—	387,900
Inventories	—	390,629	203,845	(64,714)	529,760
Deferred charges	—	2,882	53	—	2,935
Current deferred tax assets	81	26,015	18,737	—	44,833
Other current assets	—	8,139	13,845	—	21,984

	81	853,330	392,579	(64,714)	1,181,276
Property, Plant and Equipment, Net	—	198,351	145,455	—	343,806
Goodwill	—	252,670	272,505	—	525,175
Investment In and Advances to Subsidiaries	1,857,092	95,383	—	(1,952,475)	—
Investment In Unconsolidated Affiliate	—	73,242	—	—	73,242
Other Assets	6,287	59,610	46,162	—	112,059

	$1,863,460	$1,532,586	$856,701	$(2,017,189)	$2,235,558

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$768	$—	$—	$768
Accounts payable	—	90,622	41,093	—	131,715
Deferred revenues	—	16,663	5,222	—	21,885
Income taxes payable	(88,408)	99,043	15,764	—	26,399
Intercompany liabilities (assets)	137,145	(312,578)	175,433	—	—
Other current liabilities	4,625	47,153	30,284	—	82,062

	53,362	(58,329)	267,796	—	262,829
Long-Term Debt	200,000	3,429	254	—	203,683
Deferred Tax Liabilities	(8,755)	68,603	39,606	—	99,454
Other Long-Term Liabilities	—	30,188	704	—	30,892
Commitments and Contingencies
Minority Interests	—	—	19,847	—	19,847
Stockholders’ Equity	1,618,853	1,488,695	528,494	(2,017,189)	1,618,853

	$1,863,460	$1,532,586	$856,701	$(2,017,189)	$2,235,558

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$37,487	$212,012	$20,163	$—	$269,662
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	—	(47,484)	(16,972)	—	(64,456)
Acquisition of businesses	(3,394)	—	—	—	(3,394)
Proceeds from sale of fixed assets	—	370	255	—	625
Purchases of available-for-sale securities	—	(82,117)	—	—	(82,117)

Net cash used in investing activities	(3,394)	(129,231)	(16,717)	—	(149,342)
Cash Flows From Financing Activities:
(Repayments) borrowings on credit facility, net	—	(34,600)	254	—	(34,346)
(Repayments) borrowings on debt, net	(8,000)	930	—	—	(7,070)
Borrowings (repayments) on debt between subsidiaries, net	248	11,419	(11,667)	—	—
Excess tax benefits on stock option exercises	15,983	—	—	—	15,983
Repurchases of common stock	(64,859)	—	—	—	(64,859)
Proceeds from issuance of common stock	22,535	—	—	—	22,535
Other, net	—	—	900	—	900

Net cash (used in) provided by financing activities	(34,093)	(22,251)	(10,513)	—	(66,857)
Effect of Exchange Rate Changes on Cash	—	—	982	—	982

Net Increase (Decrease) in Cash	—	60,530	(6,085)	—	54,445
Cash at Beginning of Period	—	12,529	44,815	—	57,344

Cash at End of Period	$—	$73,059	$38,730	$—	$111,789

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$337,600	$181,487	$(87,303)	$431,784
Operating Expenses:
Cost of sales	—	206,623	91,134	(70,392)	227,365
Selling, general and administrative and research and engineering	55	54,413	19,888	—	74,356

	55	261,036	111,022	(70,392)	301,721

Operating Income (Loss)	(55)	76,564	70,465	(16,911)	130,063
Interest Expense	(3,519)	(129)	61	—	(3,587)
Other Income (Expense), Net	526	—	(2,113)	—	(1,587)
Equity Income in Unconsolidated Affiliate	—	37,312	—	—	37,312
Equity in Subsidiaries, Net of Taxes	116,328	3,918	—	(120,246)	—

Income Before Income Taxes and Minority Interests	113,280	117,665	68,413	(137,157)	162,201
Income Tax Provision	(7,693)	(30,939)	(14,361)	—	(52,993)

Income Before Minority Interests	105,587	86,726	54,052	(137,157)	109,208
Minority Interests	—	—	(3,621)	—	(3,621)

Net Income	$105,587	$86,726	$50,431	$(137,157)	$105,587

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$650,591	$355,786	$(160,168)	$846,209
Operating Expenses:
Cost of sales	—	404,809	181,968	(130,883)	455,894
Selling, general and administrative and research and engineering	108	105,808	39,956	—	145,872

	108	510,617	221,924	(130,883)	601,766

Operating Income (Loss)	(108)	139,974	133,862	(29,285)	244,443
Interest Expense	(7,065)	(249)	(104)	—	(7,418)
Other Income (Expense), Net	1,053	337	(3,237)	—	(1,847)
Equity Income in Unconsolidated Affiliate	—	64,661	—	—	64,661
Equity in Subsidiaries, Net of Taxes	220,566	8,084	—	(228,650)	—

Income Before Income Taxes and Minority Interests	214,446	212,807	130,521	(257,935)	299,839
Income Tax Provision	(16,429)	(51,183)	(28,445)	—	(96,057)

Income Before Minority Interests	198,017	161,624	102,076	(257,935)	203,782
Minority Interests	—	—	(5,765)	—	(5,765)

Net Income	$198,017	$161,624	$96,311	$(257,935)	$198,017

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
ASSETS
Current Assets:
Cash	$—	$12,529	$44,815	$—	$57,344
Accounts receivable	—	240,407	128,288	—	368,695
Inventories	—	334,242	178,667	(57,962)	454,947
Deferred charges	—	3,712	252	—	3,964
Current deferred tax assets	131	28,082	19,888	—	48,101
Other current assets	—	6,450	7,945	—	14,395

	131	625,422	379,855	(57,962)	947,446
Property, Plant and Equipment, Net	—	170,965	134,559	—	305,524
Goodwill	—	249,976	271,016	—	520,992
Investment In and Advances to Subsidiaries	1,569,776	79,185	—	(1,648,961)	—
Investment In Unconsolidated Affiliate	—	135,428	—	—	135,428
Other Assets	6,830	61,376	44,471	—	112,677

	$1,576,737	$1,322,352	$829,901	$(1,706,923)	$2,022,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$7,924	$716	$—	$—	$8,640
Accounts payable	—	94,649	44,293	—	138,942
Deferred revenues	—	14,259	3,931	—	18,190
Income taxes payable	(48,719)	59,800	21,958	—	33,039
Intercompany liabilities (assets)	61,345	(302,256)	240,911		—
Other current liabilities	4,815	70,031	33,682	—	108,528

	25,365	(62,801)	344,775	—	307,339
Long-Term Debt	200,000	37,212	—	—	237,212
Deferred Tax Liabilities	(11,511)	40,916	38,905	—	68,310
Other Long-Term Liabilities	—	28,151	650	—	28,801
Commitments and Contingencies Minority Interests	—	—	17,522	—	17,522
Stockholders’ Equity	1,362,883	1,278,874	428,049	(1,706,923)	1,362,883

	$1,576,737	$1,322,352	$829,901	$(1,706,923)	$2,022,067

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$19,986	$112,116	$65,072	$(10,721)	$186,453
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	—	(19,407)	(8,961)	—	(28,368)
Proceeds from sale of fixed assets	—	552	106	—	658
Purchases of available-for-sale securities	—	(115,475)	—	—	(115,475)
Proceeds from sale of available-for-sale securities	—	55,000	—	—	55,000
Other, net	(39)	—	(201)	—	(240)

Net cash used in investing activities	(39)	(79,330)	(9,056)	—	(88,425)
Cash Flows From Financing Activities:
Repayments on credit facility, net	—	—	(11,200)	—	(11,200)
Repayments on debt, net	—	(6,448)	—	—	(6,448)
Borrowings (repayments) on debt between subsidiaries, net	2,420	10,652	(13,072)	—	—
Excess tax benefits on stock option exercises	11,989	—	—	—	11,989
Repurchases of common stock	(53,887)	—	—	—	(53,887)
Proceeds from issuance of common stock	19,531	—	—	—	19,531
Dividends paid	—	—	(10,721)	10,721	—

Net cash (used in) provided by financing activities	(19,947)	4,204	(34,993)	10,721	(40,015)
Effect of Exchange Rate Changes on Cash	—	—	249	—	249

Net Increase in Cash	—	36,990	21,272	—	58,262
Cash at Beginning of Period	—	13,088	15,076	—	28,164

Cash at End of Period	$—	$50,078	$36,348	$—	$86,426

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist you in understanding our financial condition as of June 30, 2007, and our results of operations for the three- and six-month periods ended June 30, 2007 and 2006. This discussion should be read with our financial statements and their notes included elsewhere in this report, as well as our financial statements and their related notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.
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
General
     We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit and specialty tools, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. We operate primarily through three business segments: (1) Drilling Products and Services, (2) ReedHycalog and (3) Tubular Technology and Services. Additionally, our Corporate and Other segment includes our corporate overhead expenses along with the operations of IntelliServ. IntelliServ’s core product, “The IntelliServ® Network”, incorporates various proprietary mechanical and electrical components into our premium drilling tubulars to allow bi-directional data transfer via the drill string.
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
Market Trends
     Our business primarily depends on the level of worldwide oil and gas drilling activity (rig count), which in turn depends on capital spending by major, independent and state-owned exploration and production companies. Those companies adjust their capital spending programs according to their expectations of future oil and gas prices and these adjustments can result in relatively quick and material fluctuations in the level of drilling activity. Each of our business segments is affected by the level of domestic and international drilling activity, but changes to their revenues, cash flows and profitability can lag changes in the rig count by different intervals. Drill pipe demand typically lags changes in the worldwide rig count. Drill pipe demand can also be a function of customer inventory levels because in a declining market some customers will have excess drill pipe inventory that will result in an additional lag between increased drilling activity and increased revenue. Drill bit demand and the ReedHycalog segment’s earnings and cash flows are closely tied to the worldwide rig count. In our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large-bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in premium tubular markets, including the North American offshore drilling and deep U.S. gas drilling, but short-term demand for Atlas Bradford and TCA products can also be affected by inventory levels at oil country tubular goods (OCTG) distributors. Results for this segment’s XL Systems product line generally follow the level of worldwide offshore drilling activity.

     For the periods below, the revenues, profitability and cash flows from each of our business segments have been affected by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Three Months Ended June 30,
	2007	2006
WTI Oil(a)
Average	$64.95	$70.51
Ending	70.68	73.93
Henry Hub Gas(b)
Average	$7.53	$6.51
Ending	6.36	5.83
North American Rig Count(c)
Average	1,896	1,914
Ending	1,981	2,073
International Rig Count(c)
Average	1,002	913
Ending	1,015	906

(a) Price per barrel of West Texas Intermediate (WTI) crude. Source: Bloomberg Energy/Commodity Service.
(b) Price per MMBtu. Source: Bloomberg Energy/Commodity Service.
(c) Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).
Future Market Trends and Expectations
     We anticipate our performance will improve in the second half of 2007 and we are forecasting that our net income per share will be, excluding any unusual items, between $4.20 and $4.25 per diluted share. When forecasting our results, we relied on assumptions about the market, customers and suppliers, and we also considered our backlog. These assumptions include analysis of anticipated business at our three operating segments.
     Drilling Products and Services backlog was $1.1 billion at June 30, 2007, and includes 14.2 million feet of drill pipe orders. The current annual capacity of drill pipe production is estimated at 17 million feet, with an additional 1 million feet of capacity anticipated to be in place by the end of 2007. This segment produced approximately 4.2 million feet of drill pipe in the second quarter of 2007 and we expect the volume and pricing of drill pipe sales to improve throughout the remainder of 2007. Drill pipe accounts for approximately 82% of this segment’s revenue.
     The Company expects the ReedHycalog segment performance to be consistent with the change in rig count but with the added benefit in 2007 of its acquisition of Andergauge, which was acquired near the beginning of the fourth quarter of 2006. Andergauge had revenues of $22.0 million in the second quarter of 2007.
     At our Tubular Technology and Services segment, two of its four divisions, Atlas Bradford and TCA, sell through distributors in the United States that have been reducing inventory levels. These reductions affected the first and second quarter revenues for this segment, but we anticipate the quarterly performance of this segment to improve during the remainder of 2007. This segment accounted for 17% of Grant Prideco’s consolidated revenues during the quarter.
     The Company remains optimistic based on its high backlog levels. We anticipate that future results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity, and oil and natural gas prices. In North America, natural gas prices have been volatile as a result of concerns over U.S. natural gas inventory levels and the weather related demand. Currently, the Company believes that any weakness would be short-lived and activity levels would recover as decreased drilling activity would eliminate any excess inventory or over-supply issues. Also, we expect that the third quarter equity income related to VAT to be approximately $25 million and fourth quarter equity income to be in the range of $27 million to $30 million. Additionally, we are forecasting the effective tax rate for the year to be between 29% and 30%.
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
     Results of Operations
     The following table sets forth revenues and operating income reflecting our financial results for the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)
Revenues:
Drilling Products and Services	$282,765	$213,586	32%	$558,713	$407,845	37%
ReedHycalog	148,344	116,239	28%	300,249	233,030	29%
Tubular Technology and Services	87,202	101,786	(14%)	154,374	205,059	(25%)
Corporate and Other	3,867	173	2135%	5,305	275	1829%

Total Revenues	$522,178	$431,784	21%	$1,018,641	$846,209	20%

Operating Income (Loss):
Drilling Products and Services	$116,430	$78,749	48%	$229,082	$143,761	59%
ReedHycalog	46,823	40,814	15%	92,624	76,372	21%
Tubular Technology and Services	20,979	29,237	(28%)	34,046	60,480	(44%)
Corporate and Other	(15,342)	(18,737)	(18%)	(33,841)	(36,170)	(6%)

Total Operating Income	$168,890	$130,063	30%	$321,911	$244,443	32%

Consolidated Revenues and Operating Income
     Results for the three- and six-month periods ended June 30, 2007 and 2006
     For the three-month period ended June 30, 2007, consolidated revenues increased by $90.4 million, or 21%, compared to last year’s second quarter, and consolidated operating income margins increased to 32.3% from 30.1% for the same prior-year period. For the six-month period ended June 30, 2007, consolidated revenues increased by $172.4 million, or 20%, compared to the same period last year, and consolidated operating income margins increased to 31.6% from 28.9% for the same prior-year period. These increases reflect improved pricing and increased volumes in our Drilling Products and Services and ReedHycalog segments partially offset by decreased activity in our Tubular Technology and Services segment.
     Other operating expenses (sales and marketing, general and administrative and research and engineering) for the three- and six-month periods ended June 30, 2007 and 2006 increased $14.9 million and $32.7 million compared to the same prior-year period. The increase is primarily due to incremental operating expenses related to Andergauge, which we acquired in October 2006, increased personnel costs and patent litigation costs; however, as a percentage of revenues, operating expenses remained relatively flat at 17%.
          See discussion below by segment for further revenue and operating income variance information.
Drilling Products and Services
     Results for the three- and six-month periods ended June 30, 2007 and 2006
     For the three-month period ended June 30, 2007, revenues for the Drilling Products and Services segment were $282.8 million, representing a 32% increase over last year’s second quarter. Operating income increased by 48% to $116.4 million and operating income margins increased to 41% from 37% in last year’s second quarter. For the six-month period ended June 30, 2007, revenues for the Drilling Products and Services segment were $558.7 million, which represents a 37% increase over the same period last year. Operating income increased by 59% to $229.1 million for the six-month period ended June 30, 2007, and operating income margins increased to 41% from 35% in the same period last year. These results reflect increased volumes and improved pricing across most of this segment’s product lines. For the three- and six-month periods ended June 30, 2007, drill pipe footage sold increased by 18% and 19% and average sales price per foot increased by 18% and 23%, respectively, compared to the same prior year periods. Backlog for this segment was $1.1 billion at June 30, 2007. These positive results also reflect a favorable product mix with sales of higher-margin products. Tool joint sales were lower in 2007 compared to 2006 due to a shift from third-party sales to intercompany sales.

ReedHycalog
     Results for the three- and six-month periods ended June 30, 2007 and 2006
     For the three-month period ended June 30, 2007, revenues for the ReedHycalog segment increased by 28% to $148.3 million. Operating income increased by 15% to $46.8 million, however, operating income margins decreased to 32% from 35% in the same period last year. For the six-month period ended June 30, 2007, revenues for the ReedHycalog segment increased by 29% to $300.2 million and operating income increased by 21% to $92.6 million. Operating income margins decreased to 31% for the six-month period ended June 30, 2007 from 33% in the same period last year. The increase in revenues is due primarily to incremental revenues related to the acquisition of Andergauge in October 2006 coupled with growth in international markets (especially Middle East and North Sea regions) that was partially offset by weakness in Canada. All product lines showed year-over-year revenue increases with the exception of coring services, which are heavily weighted to the Canadian market. Operating income margins declined for both the three- and six-month periods ended June 30, 2007 compared to the same period in the prior year primarily due to increased operating expenses related to an increase in sales force infrastructure, increased development focus on roller cone products and incremental costs related to ReedHycalog’s facility consolidation.
Tubular Technology and Services
     Results for the three- and six-month periods ended June 30, 2007 and 2006
      For the three-month period ended June 30, 2007, revenues for the Tubular Technology and Services segment decreased by 14% to $87.2 million. Operating income decreased by 28% to $21.0 million and operating income margins decreased to 24% from 29% in last year’s second quarter. For the six-month period ended June 30, 2007, revenues for the Tubular Technology and Services segment decreased by 25% to $154.4 million and operating income decreased by 44% to $34.0 million. Operating income margins decreased to 22% from 29% in the same period last year. These results reflect a decline in domestic sales of OCTG tubular products and accessories primarily at this segment’s TCA heat-treat facility. However, sequentially this segment’s revenues and operating income increased by 30% and 61%, respectively, reflecting increased activity at TCA due to increased deep water Gulf of Mexico business and Tube-Alloy with increased sales of vacuum-insulated tubing. Additionally, order levels for this segment have begun to improve with backlog increasing by 23% compared to year-end levels.
Corporate and Other
     Results for the three- and six-month periods ended June 30, 2007 and 2006
      For the three-month period ended June 30, 2007, operating loss for the Corporate and Other segment decreased to $15.3 million from $18.7 million for the same period last year. For the six-month period ended June 30, 2007, operating loss for the Corporate and Other segment decreased to $33.8 million from $36.2 million for the same period last year. For the three- and six-month periods ended June 30, 2007, the decrease in operating expenses is primarily due to lower operating loss related to our IntelliServ division. For the six-month period ended June 30, 2007, corporate operating losses increased $2.0 million representing increased legal costs primarily related to patent litigation costs partially offset by lower incentive costs.
Other Items
     Interest expense increased by $0.5 million and $1.7 million for the three- and six-month periods ended June 30, 2007, respectively, due to an increase in our outstanding credit facility balance used primarily for our share repurchase program.
     Equity income from our unconsolidated affiliate decreased by $7.2 million for the three-month period ended June 30, 2007 compared to the same prior year period primarily due to the timing of sales deliveries. Equity income increased by $10.0 million for the six-month period ended June 30, 2007 reflecting increased earnings at VAT due to increased volumes and pricing of its seamless tubulars.
     Other expense, net decreased by $0.3 million and $0.1 million for the three- and six-month periods ended June 30, 2007, respectively. The decrease for the three-month period ended is primarily due to lower foreign exchange losses in 2007.
      The Company’s effective tax rate was 29.3% and 29.7%, respectively, for the three- and six-month periods ended June 30, 2007 compared to 32.7% and 32.0%, respectively, for the same periods in 2006. The reduction in the effective tax rate is primarily related to a lower tax rate for our Chinese operations and a $1.6 million ($0.01 per diluted share) benefit related to the reversal of a contingent tax liability in the second quarter 2007.

Liquidity and Capital Resources
Overview
      At June 30, 2007, we had cash of $111.8 million, working capital of $918.4 million and unused borrowing availability of $342.4 million under our credit facility, compared to cash of $57.3 million, working capital of $640.1 million and unused borrowing availability of $306.8 million at December 31, 2006.
Historical Cash Flows
     The following table summarizes our cash flows provided by operating activities and net cash used in investing activities and financing activities for the periods presented:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Net Cash Provided by Operating Activities	$269,662	$186,453
Net Cash Used in Investing Activities	(149,342)	(88,425)
Net Cash Used in Financing Activities	(66,857)	(40,015)
     Operating Activities
     Net cash flow provided by operating activities increased by $83.2 million for the six-month period ended June 30, 2007 compared to the same period in 2006 primarily due to improved operating results reflecting the continued strengthening in the oil and gas drilling markets and a dividend received in the second quarter of 2007 from our equity investment in VAT of approximately $144.6 million as compared to a dividend of $87.7 million received in the second quarter of 2006.
     Investing Activities
     Net cash used in investing activities increased by $60.9 million for the six-month period ended June 30, 2007 compared to the same period in 2006. The increase is primarily due to the increased capital expenditures in 2007 of $36.1 million as well as additional net purchases of short-term investments of $21.6 million.
     Capital Expenditures
     Our capital expenditures for property, plant and equipment totaled $64.5 million and $28.4 million for the six-month periods ended June 30, 2007 and 2006, respectively. The increase in capital expenditures is primarily related to the construction of a new ReedHycalog headquarters and consolidated U.S. manufacturing facility, capital spending related to manufacturing additional IntelliServ drill strings and plant capacity expansion and efficiency projects in the Drilling Products and Services segment.
     Financing Activities
     Net cash used in financing activities increased by $26.8 million for the six-month period ended June 30, 2007 compared to the same period in 2006. The increase in net cash used is primarily due to increased net cash payments of $23.1 million on our outstanding credit facility and increased share repurchases of $11.0 million. We repurchased 1.5 million shares during the six-month period ended June 30, 2007 at a total cost of $62.2 million. Partially offsetting these increases was cash provided from proceeds from the issuance of common stock of $3.0 million and excess tax benefits of $4.0 million.
     Long-Term Debt
     Our debt balance is primarily comprised of our $200 million 6 1/8% Senior Notes Due 2015. As of June 30, 2007, we were in compliance with the various covenants under our 6 1/8% Senior Notes.
     We estimate for the remainder of 2007 our required principal and interest payments for our outstanding debt to be approximately $7 million and capital expenditures to be approximately $70 million, which includes capital expenditures for our new ReedHycalog facility, capital spending related to the manufacture of IntelliServ drill string and capital spending related to capacity expansions and efficiency projects in the Drilling Products and Tubular Technology segments. We currently expect to satisfy all required debt service and capital expenditures during 2007 from operating cash flows, existing cash balances and borrowing availability under our credit facility.

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
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this Statement.
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
Off-Balance Sheet Financing
     As of June 30, 2007, we did not have any off-balance sheet hedging, financing arrangements or contracts except for those entered into by our equity method investment VAT, whose financial statements are not consolidated in our financial statements. VAT has entered into forward contracts to cover its currency risk related to accounts receivable and accounts payable, has entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds, and has also entered into an agreement with a bank to sell a significant portion of its accounts receivable.
ITEM 3. Quantitative and Qualitative Market Risk Disclosures
     We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. At June 30, 2007, our derivative holdings consisted of foreign currency forward contracts.
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

     We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes in foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and we expect any gain or loss on the foreign currency forward exchange contract to be offset by a corresponding gain or loss in the underlying exposure being hedged. All foreign currency contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. We do not engage in hedging activity for speculative or trading purposes.
     We hedge recognized foreign currency assets and liabilities to reduce the risk that our earnings and cash flows will be adversely affected by changes in the foreign currency exchange rates. We also hedge firmly committed, anticipated transactions in the normal course of business and these contracts are designated and qualify as cash flow hedges.
     Net foreign currency losses, including derivative activity in the current year, for the three-month periods ended June 30, 2007 and 2006 were $1.7 million and $2.0 million, respectively, and for the six-month periods ended June 30, 2007 and 2006 were $2.9 million and $2.8 million, respectively.
Interest Rates
     As of June 30, 2007, we had fixed rate debt aggregating $204.2 million and variable rate debt aggregating $0.3 million. The variable rate debt exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from June 2007 levels, interest expense would increase by less than $0.1 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates. However, our fixed rate Senior Notes outstanding at June 30, 2007 subject us to risks related to changes in the fair value of the debt and expose us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $5.4 million.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of June 30, 2007. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report (June 30, 2007), our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
     During the three-month period ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 1A. Risk Factors
     For a listing of our risk factors, see Item 1A, “Forward-Looking Statements and Exposures”, in our Form 10-K for the year ended December 31, 2006. There have been no changes to those risk factors during the six-month period ended June 30, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Following is a summary of our repurchase activity, including trustee purchases related to our executive deferred compensation plan, for the three-month period ended June 30, 2007:

	Number of		Total Number of Shares
	Shares	Average Price	Purchased as Part of a
Period	Purchased (a)	Per Share	Publicly Announced Plan (b)
April 1 - 30, 2007	2,982	$53.46	0
May 1 - 31, 2007	2,761	54.67	0
June 1 - 30, 2007	302,655	57.59	300,000

Total	308,398	$57.53	300,000

(a) Of the 308,398 shares purchased during the three-month period ended June 30, 2007, 8,398 shares were purchased by the trustee for our executive deferred compensation plan for the benefit of the plan participants using funds directed by the plan participants and funds matched by us as provided in the plan. These share purchases were not part of a publicly announced program to purchase common shares.
(b) Our Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $350 million of our common stock with no established expiration date. For the three-month period ended June 30, 2007, we repurchased 0.3 million shares at a total cost of $17.3 million. Such shares are reflected in the accompanying Condensed Consolidated Balance Sheets as “Treasury Stock.” At June 30, 2007, there was $126.0 million remaining under this program for future repurchases.
ITEM 4. Submission of Matters to a Vote of Security Holders
     On May 17, 2007, we held our Annual Meeting of Shareholders. At the meeting, shareholders voted on the election of directors to serve until the next annual meeting of shareholders. The following is a summary of the votes on this item:

	Votes For	Votes Withheld
David J. Butters	108,076,685	2,095,854
Eliot M. Fried	104,190,980	5,981,559
Dennis R. Hendrix	108,719,193	1,453,346
Harold E. Layman	101,720,539	8,452,000
Michael McShane	107,572,206	2,600,333
Robert K. Moses, Jr.	108,062,915	2,109,624
Joseph E. Reid	108,767,379	1,405,160
David A. Trice	84,340,930	25,831,609

ITEM 6. Exhibits

Exhibit Number	Description

10.1	Grant Prideco, Inc. Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on April 3, 2007).

10.2	Change of Control Agreement, dated April 16, 2007, with Quintin Kneen (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on April 20, 2007).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.

By:	/s/ MATTHEW D. FITZGERALD
Matthew D. Fitzgerald
Sr. Vice President, Chief Financial Officer and Treasurer

By:	/s/ GREG L. BOANE
Greg L. Boane
Vice President and Controller
Date: August 9, 2007

EXHIBIT INDEX

Exhibit Number	Description

10.1	Grant Prideco, Inc. Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on April 3, 2007).

10.2	Change of Control Agreement, dated April 16, 2007, with Quintin Kneen (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on April 20, 2007).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification