Form 10-K/A
period 2006-12-31
GRANT PRIDECO INC
filed 2007-09-12
CIK 1097313

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Consent of KPMG Wirtschaftsprufungs-und Steuerberatungs GmbH
Certification of Michael McShane
Certification of Matthew D. Fitzgerald
Section 906 Certification

Explanatory Note:
     Grant Prideco, Inc. (the Company) is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the year ended December 31, 2006 (the Annual Report), pursuant to Rule 3-09 of Regulation S-X, financial statements and related notes of voestalpine TUBULARS GmbH & Co KG (VAT), an unconsolidated Austrian partnership in which the Company owns a 50.01% interest.
     S-X Rule 3-09 provides that if an unconsolidated subsidiary meets the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such subsidiary shall be filed. VAT did meet the significance test as of and for the years ended March 31, 2006 and 2005 and the Company has included in Form 10-K/A the required audited financial statements for those periods. However, VAT did not meet the significance test as of and for the year ended March 31, 2007, therefore the Company is only required to file unaudited financial statements for that period. The Company has included in this Form 10-K/A VAT’s unaudited financial statements for the year ended March 31, 2007.
     Additionally, in connection with the filing of this Form 10-K/A and pursuant to SEC rules, the Company is including currently dated certifications. This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Annual Report.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) This item is amended to add the following exhibits filed with this report:
23.3	Consent of KPMG Wirtschaftsprüfungs-und Steuerberatungs GmbH

31.3	Certification of Michael McShane

31.4	Certification of Matthew D. Fitzgerald

32.2	Section 906 Certification
     (c) The following documents are filed as a part of this report or incorporated herein by reference:
Financial statements of voestalpine TUBULARS GmbH & Co KG*:

Independent Auditor’s Report	A-1
Balance Sheet	A-2
Income Statements	A-4
Notes to Financial Statements	A-5
NOTE *: The amounts shown in the voestalpine TUBULARS GmbH & Co KG financial statements are stated in Euros. At March 31, 2007, each Euro equaled US $ 1.3335.

2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.

By: /s/ MICHAEL MCSHANE

Michael McShane Chief Executive Officer, President, and Chairman of the Board
Date: September 11, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following individuals on behalf of the registrant and in the capacities indicated.

Signature	Capacity In Which Signed	Date
/s/ MICHAEL MCSHANE Michael McShane	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	September 11, 2007

/s/ MATTHEW D. FITZGERALD Matthew D. Fitzgerald	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	September 11, 2007

/s/ GREG L. BOANE Greg L. Boane	Vice President and Controller (Principal Accounting Officer)	September 11, 2007

3

voestalpine TUBULARS GmbH & Co KG
Financial Statements
March 31, 2007
Independent Auditors’ Report
The Board of Directors
voestalpine Tubulars GmbH & Co KG:
We have audited the accompanying balance sheets of voestalpine Tubulars GmbH & Co KG as of March 31, 2006, and the related statements of income for the years ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of voestalpine Tubulars GmbH & Co KG as of March 31, 2006, and the results of its operations for the years ended March 31, 2006 and 2005 in conformity with generally accepted accounting principles in Austria.
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
As discussed in Note 2.1.1 to the financial statements, the Company changed its accounting principle relating to employee benefits.
Accounting principles generally accepted in Austria vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature of such differences is presented in Note 5 to the financial statements.
Vienna, Austria
September 25, 2006
KPMG
Wirtschaftsprüfungs- und Steuerberatungs
GmbH

/s/ Mag. Helmut Kerschbaumer	/s/ Lieve Van Utterbeeck
Wirtschaftsprüfer und Steuerberater
(Austrian Chartered Accountants)

voestalpine Tubulars GmbH & Co KG
Balance Sheets as of March 31, 2007 and 2006
(Austrian GAAP — in EUR)
Assets

	March 31, 2007	March 31, 2006
	Unaudited

A. FIXED ASSETS
I. Intangible assets	1,040,030	1,390,463
II. Property, plant and equipment	35,870,387	33,060,507
III. Financial assets	4,934,798	5,022,340

	41,845,215	39,473,310

B. CURRENT ASSETS
I. Inventories
1. Raw materials and supplies	16,178,505	14,570,246
2. Work-in-Process	16,107,486	15,788,150
3. Finished goods	16,696,227	22,237,189

	48,982,218	52,595,585

II. Receivables and other current assets
1. Accounts receivable from trade	69,744,182	47,471,860
2. Accounts receivable from affiliated and associated companies	0	12,419,609
3. Other receivables and current assets	182,420,713	114,648,122

	252,164,895	174,539,591

III. Cash and cash equivalents
1. Cash in hand	6,872	13,507
2. Cash at financial institutions	83,434	154,815

	90,306	168,322

	301,237,419	227,303,498

C. DEFERRED CHARGES
1. Employee stock participation program	786,921	1,031,087
2. Other prepaid expenses	190,760	588,797

	977,681	1,619,884

Total Assets	344,060,315	268,396,692

Liabilities and Partners’ Capital

	March 31, 2007	March 31, 2006
	Unaudited

A. PARTNERS’ CAPITAL
I. Unlimited partners’ share	1,817	1,817
II. Limited partners’ share
1. Stipulated deposit	17,986,526	17,986,526
III. Additional paid-in capital
1. Not designated capital reserves	477,294	477,294
IV. Retained earnings
1. Other reserves	28,894,047	28,894,047
V. Net profit	14,563	139,613,756
thereof profit carried forward	13,756	10,835

	47,374,247	186,973,440

B. PROVISIONS
1. Accrued post employment benefits	16,730,729	14,980,284
2. Pension liabilities	551,457	727,096
3. Accrued anniversary bonuses	3,854,799	3,610,569
4. Accrued vacations	3,101,247	2,898,456
5. Other provisions and accruals	8,527,316	5,917,870

	32,765,548	28,134,275

C. LIABILITIES
1. ERP loans	0	605,873
2. Liabilities to financial institutions	852,227	921,595
3. Advance payments received	1,477,936	2,130,913
4. Accounts payable from trade	35,882,403	37,728,098
5. Accounts payable to affiliated and associated companies	215,379,241	98,043
6. Other liabilities	9,906,187	11,310,392
thereof for taxes	1,021,177	966,633
thereof social security contributions	2,236,087	2,100,160

	263,497,994	52,794,914

D. DEFERRED CREDITS	422,526	494,063

Total Liabilities and Partners’ Capital	344,060,315	268,396,692

Contingent liabilities	723,827	2,009,098

voestalpine Tubulars GmbH & Co KG
INCOME STATEMENTS
(Austrian GAAP — in EUR)

		Year Ended March 31,
		2007	2006	2005
		Unaudited
1.	Sales
	a) Sales — domestic	59,720,587	48,248,791	36,291,059
	b) Sales — foreign	546,895,375	449,946,711	248,584,547

		606,615,962	498,195,502	284,875,606

2.	Changes in work-in-process and finished goods	(5,221,626)	16,436,164	9,138,219

3.	Own work capitalized	266,027	(135,432)	96,139

4.	Other operating income	2,433,010	2,121,694	2,886,922
	a) Gains from the disposals of intangible and tangible fixed assets	2,917	3,317	833
	b) Income from the reversal of provisions	988,178	1,134,046	1,512,154
	c) Other	1,441,915	984,331	1,373,935
5.	Cost of materials and services received	(249,414,211)	(249,338,504)	(174,978,011)
	a) Cost of materials	236,797,861	237,918,212	167,166,765
	b) Cost of services received for manufacturing	12,616,350	11,420,292	7,811,246

6.	Personnel expenses	(62,876,346)	(61,774,848)	(52,121,843)
	a) Wages	36,749,533	35,277,898	29,537,484
	b) Salaries	10,627,321	8,442,647	7,869,680
	c) Expenses for post employment benefits and contributions to special post employment funds	1,453,214	4,129,688	3,938,006
	d) Pension expense	158,543	892,302	214,151
	e) Expenses for statutory social security and payroll related taxes and contributions	13,463,402	12,911,865	10,430,708
	f) Other social benefits	424,333	120,448	131,814

7.	Amortization and depreciation a) of intangible and tangible fixed assets	(6,294,278)	(5,854,354)	(5,718,702)

8.	Other operating expenses	(72,615,302)	(59,870,750)	(43,230,934)
	a) Taxes, other than income taxes	1,236,129	(474,037)	1,585,269
	b) Other	71,379,173	60,344,787	41,645,665

9.	Subtotal from line 1 to 8 (Earnings before interest and taxes)	212,893,236	139,779,472	20,947,396

10.	Income from other long term securities and loans	134,571	131,810	143,772
11.	Income from interest and similar income	4,318,004	1,101,170	380,976
12.	Income from revaluation of financial assets	0	46,007	28,754
13.	Expenses from financial assets

	a) Depreciation	(17,253)	0	0

14.	Interest and similar expenses	(1,967,751)	(1,455,538)	(1,496,082)

15.	Subtotal from line 10 to 14 (Financial Earnings)	2,467,571	(176,551)	(942,580)

16.	Net Income	215,360,807	139,602,921	20,004,816

17.	Reversal of untaxed reserves
	a) Investment allowance	0	0	178,361
18.	Allocation to retained earnings
	a) Other reserves	0	0	(178,361)
19.	Profit carried forward	13,756	10,835	6,019
20.	Proposed dividend to partners	(215,360,000)	0	0

21.	Net profit	14,563	139,613,756	20,010,835

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
The Company is engaged in the manufacturing of seamless tubular products used in the drilling and completion of oil and gas wells, hallows, mechanical tubes, boiler and heat exchanger tubes, pressure tubes and line pipes.
The income statement is presented in the total-cost format.
The Company is – according to the participation in equity — included in the consolidated financial statements of voestalpine AG, Linz, Austria and Grant Prideco Inc., Houston, Texas, USA.
Disclosures are presented in thousand Euro (“TEUR”) unless otherwise noted.
2. ACCOUNTING PRINCIPLES
2.1 Changes in accounting principles:
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
The effects of described changes in the accounting for all employee benefits mentioned above on net income were -3,972 TEUR for the year ended March 31, 2006 and -3,432 TEUR for the year ended March 31, 2005.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
2.1.2 Valuation of receivables and payables in foreign currency (Unaudited)
In the prior year, the Company recorded hedged receivables and payables at the rate stated in the respective forward contracts. At March 31, 2007, the Company recorded hedged receivables at the exchange rate stated in the forward contract or the lower exchange rate at the balance sheet date and hedged payables were recorded at the exchange rate stated in the forward contract or the higher exchange rate at the balance sheet date. The effect of the described changes in accounting for hedged receivables and payables in foreign currency on net income was -1,363 TEUR for the year ended March 31, 2007.
2.2. Accounting principles in detail:
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
3 — 12 % p.a. buildings

6 — 25 % p.a. machinery, tools and equipment

5 — 25 % p.a. furniture, fixtures and office equipment
In case of an impairment, intangible and tangible assets are written down to fair value. Existence of an impairment is presumed if the fair value falls significantly below the carrying amount of an asset and recovery of such condition is not expected in the near future.

Pursuant to section 13 of the Austrian Income Tax Act 1988, assets costing less than 400 EUR are fully depreciated in the year of acquisition. In the table “Development of Fixed Assets” (refer to Attachment 1 to the notes) such assets are included in the columns “Additions”, “Disposals” and “Depreciation for the year”.

c)	Financial assets

Financial assets are stated at acquisition cost. In case of an impairment, financial assets are written down to fair value. Existence of an impairment is presumed if the fair value falls significantly below the carrying amount of an investment and recovery of such condition is not expected in the near future.

Marketable securities are stated at the lower of acquisition cost or market value on the balance sheet date.

Loans are stated at acquisition cost, less repayments.
2.2.2. Inventory
Raw materials and supplies are recorded at lower of cost and market or replacement value. Cost is determined at weighted average cost. Spare parts are expensed. A provision for obsolescence is recorded based on turnover of raw materials and supplies.
Unfinished and finished goods are recorded at variable production costs. Pursuant to sections 203 (3) ACC, the Company elected not to capitalize cost for social infrastructure, voluntary social benefits, pensions and other post employment benefits and interest on debt capital employed during production.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
2.2.3. Accounts receivable and other assets
Receivables are stated at face value. Identified credit risks are reflected by individual allowance for bad debt. An additional general allowance for bad debt is recorded at 2.5% of receivables not adjusted individually (after deduction of credit insurance coverage).
Receivables with payment terms of more than one year are discounted.
Receivables denominated in foreign currency are translated into Euro at the lower of foreign exchange rate on the transaction date or the exchange rate at balance sheet date. Amounts that are hedged by fixed foreign currency forward contracts are recorded at the rate stated in the contract.
(Unaudited) The majority of foreign currency receivables are hedged by foreign exchange contracts. For the year ended March 31, 2007, the Company changed its policy for receivables. Receivables denominated in foreign currency are translated into Euro at the lower of the exchange rate on the transaction date, the exchange rate at the balance sheet date or the exchange rate stated in the foreign currency forward.
2.2.4. Employee benefits
The obligations resulting from defined employee benefit plans relate to post employment benefits (severance / “Abfertigungen”), pensions and anniversary bonuses and are recorded pursuant to IAS 19 at the present value of expected future payments (defined benefit obligation, DBO) less existing plan assets.
The following assumptions have been used:

	Year ended March 31,
	2007	2006	2005
	(Unaudited)
Interest rate	4.75%	4.5%	5.5%
Salary increases (inflation adjusted)	3.5%	3.0%	3.0%
Pension increases (inflation adjusted)	2.5%	2.5%	2.5%
Retirement age — female employees	max 60 years	max 60 years	max 60 years
Retirement age — male employees	max 65 years	max 65 years	max 65 years
The transition guidelines pursuant to the last pension reform, enacted in 2003, were applied and the estimated maximum retirement age for blue collar workers was determined at 61 years.
Interest cost with respect to employee benefits is included in the line item “Interest and similar expenses” in the income statement.
2.2.5. Other provisions
The individual warranty provisions are recorded for known claims at the amount at which the claims are expected to be settled.
Provisions for claims relating to damages which have occurred before balance sheet date but are yet unknown are estimated and accounted for by recording a warranty provision at 0.5% of annual net sales.
The other provisions take into account all risks and potential losses and are measured at the best estimate of the expenditure required to settle obligations taking into account the principle of prudence.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
2.2.6. Liabilities
Liabilities are recorded at the repayment amount. Liabilities denominated in foreign currency are recorded at the higher of the exchange rate on the transaction date or the exchange rate at the balance sheet date. If the amounts payable are hedged by foreign exchange forward contracts, the rate of the hedge contract is applied.
(Unaudited) For the year ended March 31, 2007, the Company changed its accounting policy for liabilities. If the amounts payable are hedged by foreign exchange forward contracts, the rate of the hedge contract or the higher exchange rate at balance sheet date is applied.
2.2.7. Stock options
2001/2002 Plan
voestalpine AG introduced a stock option plan during the year ended March 31, 2002 for the management staff of the group. Under this plan, the board members of voestalpine Tubulars GmbH & Co KG were offered a total of 8,688 options and key account managers were offered 6,960 options. At March 31, 2007, no options (unaudited) remain outstanding (previous year: 3,480). The expense related to these options was charged to the Company by voestalpine AG in the period in which the options are exercised.
2006/2007 Plan (unaudited)
At the annual general meeting on July 5, 2006, an additional stock option program has been approved, granting key account managers of voestalpine Tubulars GmbH & Co KG 93,000 options. These options can – in accordance with the rules and regulations of issuer-compliance-guidelines – be exercised anytime between July 1, 2008 and June 30, 2011. Options and rights on options are not transferable. Each option guarantees the option owner, in line with the exercise rules and regulations, a right to purchase voestalpine AG shares. The option can be exercised as long as the option owner has a valid contract relationship or a valid employment contract with voestalpine AG or one of its group companies. voestalpine AG may choose to settle the award in cash or in shares and intends to settle the awards by issuing shares. The stock option owner has no influence as to whether the awards are settled in cash or in shares.
Each stock option program participant can, if the market price of the voestalpine AG shares at option exercise date is at least 15% above the exercise price, exercise 50% of the options. The exercise price is 29.78 EUR and has been calculated based on the average share price for the period August 1, 2006 and September 30, 2006.
50% of the stock options are exercisable if the market price of the voestalpine AG shares at the exercise date is above the Dow-Jones EUROSTOXX 600. The base for the calculation of the relative performance is July 1, 2006.
The fair market value of each option at March 31, 2007 has been determined at 21.86 EUR using an accepted stock option valuation model.
For disclosure as to expense related to this stock option plan refer to note 4 (income statement) item “personnel expenses”.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
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
The Company purchased the total of shares required for the November 2000 participation program up front, transferred them to the voestalpine staff-member trust and recorded the prepaid expense in the balance sheet line item “deferred charges”. For the remaining programs, the Company purchases the shares required to fulfill the respective plans on an ongoing basis. For disclosure as to expense related to stock participation programs refer to note 4 (income statement) item “personnel expenses”.
3. NOTES TO THE BALANCE SHEET
ASSETS
A. FIXED ASSETS
The development of intangible assets, property plant and equipment and financial assets as well as the respective annual amortization/depreciation expense are presented by line item in ”Development of Fixed Assets” (Attachment 1).
I. Intangible assets
Additions mainly relate to software. Intangible assets include a beneficial interest (“sourcing rights”) in certain production machinery which was acquired from voestalpine Stahl Donawitz GmbH in previous years. The carrying value at March 31, 2007was 151 (unaudited) TEUR (March 31, 2006: 368 TEUR)
II. Property, plant and equipment
The carrying value of land totals 735.0 (unaudited) TEUR (March 31, 2006: 735.0 TEUR). Thereof:

	March 31, 2007		March 31, 2006
	(Unaudited)
Land	730.4	TEUR	730.4	TEUR
Land unimproved	4.6	TEUR	4.6	TEUR
During the 3 years ended March 31, 2007 (unaudited), the Company did not utilize significant assets which are “off balance sheet”.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
III. Financial assets
Loans relate to an amount issued to the Company’s health insurance fund during the year ended March 31, 2005. The short term portion amounted to 92.0 TEUR on March 31, 2007 (unaudited) and 2006.
Marketable securities comprise shares in investment funds previously held by the Company for the purpose of covering obligations related to post employment benefits and pensions which was required by Austrian tax law (“ITA”) up to November 2006.
B. CURRENT ASSETS
I. Inventory
As of March 31, 2007, finished goods (stated at variable production cost) include goods in transit amounting to 10,142 (Unaudited) TEUR (March 31, 2006: 14,961 TEUR).
II. Accounts receivable and other current assets
The details with respect to maturity of the accounts receivable and other current assets is presented as follows:

	March 31, 2007 (Unaudited)			March 31, 2006
		Residual term			Residual term
		up to	more than		up to	more than
TEUR	Book value	1 year	1 year	Book value	1 year	1 year

Accounts receivable from trade	69,744	69,744	0	47,472	47,472	0

Accounts receivable from affiliated and associated companies	0	0	0	12,420	12,420	0

Other receivables
- financing	175,844	175,844	0	107,072	107,072	0
- other	6,577	6,577	0	7,576	7,576	0

Total other receivables	182,421	182,421	0	114,648	114,648	0

TOTAL	252,165	252,165	0	174,540	174,540	0

The Company sells accounts receivable pursuant to a factoring arrangement with a bank (non-recourse financing). At balance sheet date, accounts receivable amounting to 17,488 (unaudited) TEUR (March 31, 2006: 17,450 TEUR) were sold and derecognized in the balance sheet. At March 31, 2007 retentions from these sales amount to 724 (unaudited) TEUR (March 31, 2006: 2,009 TEUR) and are included in “contingent liabilities”, a balance disclosed below the balance sheet.
Other receivables (-financing) relate to funds invested in the cash pooling of the voestalpine group at market conditions (maturity up to 12 months).
As of March 31, 2007, of the line item other receivables (-other) an amount of 2,270 (unaudited) TEUR (March 31, 2006: 2,382 TEUR) pertains to certain tax credits on previously paid energy consumption tax.
III. Disclosure of allowances for accounts receivable pursuant to the requirement of section 226 (5) ACC
Receivables are stated at face value. Individual valuation allowances are provided for identifiable risks such as insolvency, legal proceedings, etc.
An allowance for doubtful accounts has been recorded at 2.5% of trade receivables (except for receivables to related parties) for the credit risk at the balance sheet date not adjusted individually. At March 31, 2007 the allowance amounted to 174 (unaudited) TEUR (March 31, 2006: 229 TEUR).

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
C. DEFERRED CHARGES
The item mainly includes prepaid freight of 178 (unaudited) TEUR (March 31, 2006: 589 TEUR) and prepaid expense for the employee stock participation program of 787 (unaudited) TEUR (March 31, 2006: 1,031 TEUR).
LIABILITIES AND PARTNERS’ CAPITAL
A. PARTNERS’ CAPITAL
The ownership structure is presented as follows:

	March 31, 2007		March 31, 2006
	(Unaudited)

voestalpine Tubulars GmbH (unlimited partner)	2	TEUR	2	TEUR
voestalpine Bahnsysteme Vermögens verwaltungs GmbH (limited partner)	8,991	TEUR	8,991	TEUR
Grant Prideco European Holding LLC (limited partner)	8,995	TEUR	8,995	TEUR

Total	17,988	TEUR	17,988	TEUR

B. PROVISIONS AND ACCRUALS
The book value and the corresponding tax value of the various components of “Provisions and Accruals” are as follows:

	March 31, 2007		March 31, 2006
	(Unaudited)
		Tax value		Tax value
TEUR	Book value	(§14 ITA 1988)	Book value	(§14 ITA 1988)

Accrued post employment benefits	16,731	9,410	14,980	8,891

Pensions	551	122	727	133

Accrued anniversary bonuses	3,855	2,372	3,611	2,169

Accrued vacations	3,101	3,101	2,898	2,898

Other provisions and accruals	8,527	5,096	5,918	3,486

TOTAL	32,765	20,101	28,134	17,577

Other provisions and accruals include:

	March 31, 2007	March 31, 2006
TEUR	Book value	Book value
	(Unaudited)

Accrued commissions	1,201	426

Provision for warranties	3,430	3,181

Accrued personnel expense	1,032	1,234

Stock Option Program	2,032	0

Others	832	1,077

TOTAL	8,527	5,918

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
C. LIABILITIES
The following table presents the maturity of liabilities:

	March 31, 2007 (unaudited)					March 31, 2006
	Book	Residual term in years			Book	Residual term in years
	value				value
TEUR		up to 1	1 to 5	more than 5		up to 1	1 to 5	More than 5

European Recovery Program (“ERP”) Bank loans	0	0	0	0	606	606	0	0

Liabilities to financial institutions	852	92	368	392	922	6	0	916

Advance payments received	1,478	1,478	0	0	2,131	2,131	0	0

Trade accounts payable- 3rd party	35,882	35,882	0	0	37,728	37,728	0	0

Accounts payable to affiliated and associated companies

- trade	19	19	0	0	98	98	0	0

- dividends	215,360	215,360	0	0	0	0	0	0

Total accounts payable to affiliated and Associated companies	215,379	215,379	0	0	98	98	0	0

Other liabilities
- other	9,906	9,906	0	0	11,310	11,310	0	0

thereof for taxes	1,021	1,021	0	0	967	967	0	0
thereof for social security	2,236	2,236	0	0	2,100	2,100	0	0

TOTAL	263,497	262,737	368	392	52,795	51,879	0	916

The item “other liabilities” as of March 31, 2007 and 2006 comprises the following expenses recognized in the years ended March 31, 2007 and 2006, respectively:

in TEUR	March 31, 2007	March 31, 2006
	(Unaudited)

Wages and Salaries	3,688	4,455
Taxes and dues	1,021	967
Social security contributions	2,236	2,100
Expense for early retirement plan	620	907
Expense for paid absence and accrued Christmas and vacation remunerations	1,590	1,536
(Unaudited) Accounts payable to affiliated and associated companies as of March 31, 2007 include dividend payables of 215,360 TEUR. In March 2007 a resolution was signed by the partners confirming, during the May 2007 board meeting, a resolution will be passed that the dividend distribution will equal the net income for the fiscal year, rounded in thousand Euros. Accordingly an amount of 215,360 TEUR was subtracted from Net Profit and recorded as a liability to the shareholders. The shareholders’ meeting was held on May 24, 2007, and the written resolution was passed that the dividend amounting to 215,360 TEUR shall be distributed among the partners.
D. DEFERRED CREDIT
The balance comprises deferred government grants (rewarding increased capital expenditures) for the years 2002 and 2003 which were received in the years ended March 31, 2005 and 2006, respectively. The granted amounts are amortized straight line over a period of 10 years and are included in the income statement under “Other operating income”.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
Contingent Liabilities
Contingent liabilities amount to 724 (unaudited) TEUR and relate to uninsured credit risk (risk retention) of factorized accounts receivable (previous year: 2,009 TEUR).
4. NOTES TO THE STATEMENT OF INCOME
Sales

	Year Ended March 31,
	2007	2006	2005
	(Unaudited)
	(TEUR)

Sales — domestic	59,721	48,249	36,291

Sales — export	546,895	449,947	248,585

Sales — Total	606,616	498,196	284,876

- thereof European Union	104,605	91,502	56,770

- thereof Europe — Other than EU	5,726	6,052	5,244

- thereof Former Soviet Union (FSU)	98,363	65,679	36,014

- thereof USA	196,808	177,916	105,926

- thereof Near / Middle East	79,830	55,748	22,210

- thereof Others	121,284	101,299	58,712

Export sales include revenue from deliveries to Grant Prideco Group US amounting to 79,576 (unaudited) TEUR, 72,429 TEUR and 36,950 TEUR for the years ended March 31, 2007, 2006, and 2005, respectively.
Income from the reversal of provisions relates to the following:

	Year Ended March 31,
	2007	2006	2005
	(Unaudited)
		TEUR

Warranty expense	555	565	269
Other expenses	144	170	971
Other	289	399	272

TOTAL	988	1,134	1,512

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
Personnel expenses
The following table details the average number of employees:

	Year Ended March 31,
	2007	2006	2005
	(Unaudited)

Blue collar workers	890	853	727

White collar workers	144	138	134

TOTAL	1,034	991	861

Contracted labor (blue collar workers)	—	—	12

Expenses for post employment benefits (“Abfertigungen”) and pensions relate to the following groups of employees:

	Year Ended March 31,
	2007		2006		2005
	(Unaudited)
	Post		Post		Post
	employment		employment		employment
TEUR	benefits	Pensions	benefits	Pensions	benefits	Pensions

Board Members and key account managers	23	-81	224	150	203	-109

Other staff	2,097	241	4,568	773	4,289	352

Subtotal	2,120	160	4,792	923	4,492	243

- less interest component	-667	-1	-662	-30	-554	-29

TOTAL	1,453	159	4,130	893	3,938	214

The expense for post employment benefits comprise contributions to a special fund administrating post employment benefits (“Mitarbeitervorsorgekasse”) amounting to 177 (unaudited) TEUR, 134 TEUR and 42 TEUR for the years ended March 31, 2007, 2006, and 2005, respectively.
Personnel expenses include expenses for employee participation programs amounting to 1,031 (unaudited) TEUR, 650 TEUR and 489 TEUR for the years ended March 31, 2007, 2006, and 2005, respectively.
Personnel expenses include expenses for the stock option program initiated in 2006 amounting to 2,032 (unaudited) TEUR for the year ended March 31, 2007.
Financial results
The item “Interest and similar expenses” includes the annual interest cost related to defined benefit plans such as post employment benefit plans, pension plans and anniversary bonus plan amounting to a total of 825 (unaudited) TEUR, 862 TEUR and 712 TEUR for the years ended March 31, 2007, 2006, and 2005, respectively.
Other information
The Company elected to omit disclosure of the amount of compensation of the managing directors pursuant to section 241 (4) ACC. The remuneration for the supervisory board of the general partner totaled 1 (unaudited) TEUR, 1 TEUR and 1 TEUR for the years ended March 31, 2007, 2006 and 2005, respectively.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
At the balance sheet date the Company has obligations to settle foreign currency forward contracts entered to hedge trade receivables. The extent of open derivatives and their related fair values at balance sheet date are presented in the following table:

	Fair Value
(Unaudited)	TEUR	maturity

Foreign currency forward transactions	4,618	< 1 year

The fair value is determined applying the “marked to market” method and represents the amount required to settle the derivative instruments at the balance sheet date.
5. DESCRIPTION OF SIGNIFICANT GAAP DIFFERENCES WITH RESPECT TO EACH OF THE YEARS ENDED MARCH 31, 2006 AND 2005
Setout below is a narrative description of differences between Austrian and US-GAAP as applicable to comply with SEC requirements.
Inventories
Austrian GAAP manufacturing costs include direct material and labor and the applicable variable manufacturing overheads. US-GAAP manufacturing cost in addition include fixed manufacturing overheads.
Provisions for defined benefit pension plan1)
The Company provides defined benefits for some its executive officers and their surviving dependents. In addition the Company has the obligation to pay a defined amount for certain employees, based on a contractual settlement of pension benefit obligations.
Provision for pension payments were calculated using actuarial principles and applying the projected unit credit (PUC) method. The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. Differences between the liability recorded in the financial statements according to Austrian GAAP and liabilities to be recorded according to US GAAP mainly relates to the treatment of actuarial gains and losses.
Under US GAAP, actuarial gains and losses are recognized if they exceed a threshold of 10% of the higher of the PBO and market value of the plan assets at the beginning of the fiscal year (“corridor”). Amounts in excess of the corridor are amortized over the average remaining service period of 5 years.
For Austrian GAAP, for the year ended March 31, 2005, actuarial gains and losses were recognized if they exceed a threshold of 10% of the higher of the PBO and market value of the plan assets at the beginning of the fiscal year (“corridor”). For the year ended March 31, 2006, actuarial gains and losses were recognized immediately in the income statement.
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
For presentation in the financial statements according to Austrian GAAP the Company calculated the accrued post employment benefits utilizing a PUC method and due to absence of any plan assets, recorded a liability amounting to the calculated PBO at balance sheet date. For the year ended March 31, 2005, actuarial gains and losses were recognized if they exceed a threshold of 10% of the higher of the PBO and market value of the plan assets at the beginning of the fiscal year (“corridor”). For the year ended March 31, 2006, actuarial gains or losses were recognized immediately and included in the pension cost for the period.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
For US-GAAP purposes, accrued post employment benefits were also calculated utilizing the PUC method. However, actuarial gains and losses are recognized if they exceed a threshold of 10% of the higher of the PBO and market value of the plan assets at the beginning of the fiscal year (“corridor”). Amounts in excess of the corridor are not immediately recognized but are amortized over the average remaining service period of 15 years.
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
In the financial statements according to Austrian GAAP, the liability as of March 31, 2004 was calculated . For US GAAP purposes, accrued anniversary bonuses were calculated utilizing the PUC method (full recognition of actuarial gains/losses).
1)	For differences arising from changes in accounting policy in the financial statements according to Austrian GAAP refer to Note 2.1.1.
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
For US GAAP the interest rate swaps were recognized in the balance sheet at its fair value. Changes in fair value were directly posted to equity. For Austrian GAAP the interest rate swaps are not recognized.
The swaps settled in the period ended March 31, 2006.
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
Untaxed reserves
As of March 31, 2004, the Company recorded untaxed reserves amounting to 178 TEUR. Untaxed reserves represent investment allowances which are not considered as a component of Partners’ Capital under Austrian GAAP until certain requirements imposed by Austrian income tax rules are complied with. Since the entity is not subject to income tax, under US GAAP, the related amount represents a component of Partners’ Capital at March 31, 2004. Untaxed reserves where entirely released to retained earnings in the period ended March 31, 2005.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
6. DESCRIPTION OF ADDITIONAL SIGNIFICANT GAAP DIFFERENCES WITH RESPECT TO THE YEAR ENDED MARCH 31, 2007 (Unaudited)
Provisions for defined benefit pension plan and post employment benefits
Accounting treatment for defined benefit pension plans and post employment benefits did not change for Austrian GAAP purposes or US GAAP purposes.
Under US GAAP, actuarial gains and losses are recognized if they exceed a threshold of 10% of the higher of the PBO and market value of the plan assets at the beginning of the fiscal year (“corridor”). Amounts in excess of the corridor are amortized over the average remaining service period.
For Austrian GAAP, the entire amount of actuarial gains and losses is immediately recognized as pension cost.
Employee stock option program (2006/07 plan)
For Austrian GAAP, the Company’s liability under a share based payment plan is measured at the fair value of the award at the balance sheet date. Austrian GAAP does not take into account whether the plan is cash or equity settled. Compensation expense relating to the plan is not allocated over the vesting period but recognized immediately.
For US GAAP purposes, the stock option program is considered an equity settled share based payment plan since it is at the discretion of the Company whether it will settle the awards in cash or in shares. For US GAAP, compensation expense relating to an equity settled share based payment is measured at the fair value of the award at the grant date and is allocated over the vesting period.
Financial instruments
The Company utilizes foreign currency forwards to hedge its exposure to exchange rate losses related to sales transactions in foreign currency.
For Austrian GAAP, the Company changed its policy for the year ended March 31, 2007 and thus, foreign currency receivables (payables) recognized in the balance sheet are translated into Euro at the lower (higher) of the exchange rate at the transaction date, the balance sheet date or the exchange rate stated in the foreign currency forward. For US GAAP, foreign currency receivables and payables are translated using the exchange rate at the balance sheet date. For Austrian GAAP purposes accounts receivable and accounts payable already recognized on the balance sheet are measured at the rate stated in the foreign exchange forward.
In the financial statements according to Austrian GAAP, the foreign currency forwards entered for hedging purposes are only recorded if the fair value of the derivative is negative. Unrealized losses related to the derivatives are included in net income. For US GAAP, foreign currency forwards have to be recorded irrespective of whether the fair value is positive or negative. If requirements of SFAS 133 are fulfilled, unrealized gains and losses related to forecasted transactions (cash flow hedges) are recorded in other comprehensive income.

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
7. Statements of Cash Flows (in accordance with International Accounting Standard No. 7)

	For the year ended March 31,
	2007	2006	2005
	EUR	EUR	EUR
	(Unaudited)
Cash flows from operating activities
Net income for the year	215,360,807	139,602,921	20,004,816
Adjustments to reconcile net income to net cash provided in operating activities:
Loss/gain on sale of assets	0	18,399	(755)
Depreciation and Amortization	6,311,530	5,854,354	5,718,702
Revaluation of financial assets	0	(46,007)	(28,754)
Changes in current assets and liabilities:
Accounts receivable	(9,852,713)	(26,071,730)	(29,843,044)
Inventories	3,613,367	(15,197,606)	(15,893,794)
Other current assets	999,248	(936,435)	(2,655,204)
Other assets	642,202	(136,879)	558,462
Advance payments	(652,977)	(1,108,076)	2,527,930
Accounts payable	(1,924,496)	7,653,314	12,410,591
Other current liabilities	(2,150,984)	4,162,972	5,387,463
Other long term liabilities	4,631,274	4,969,158	5,136,083

Cash provided by operating activities	216,977,258	118,764,386	3,322,494

Cash flows from investing activities
Sale of assets — proceeds	728	101,460	755
Additions to property, plant and equipment, net	(8,591,728)	(4,992,399)	(893,912)
Additions to intangible assets	(162,725)	(172,951)	(574,182)
Decrease / increase in financial assets	70,290	81,372	(997,540)

Cash used in investing activities	(8,683,436)	(4,982,518)	(2,464,879)

Cash flows from financing activities
Dividends paid	(139,600,000)	(20,000,000)	(12,900,000)
Repayment of long-term debt	0	(1,287,551)	(247,332)
Repayment of other liabilities — financing	0	(605,029)	(1,331,063)

Cash used in financing activities	(139,600,000)	(21,892,580)	(14,478,395)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,693,822	91,889,288	(13,620,780)
voestalpine group treasury, beginning of year	107,072,255	13,109,521	28,873,360
Cash, beginning of year	168,322	2,241,769	98,710
voestalpine group treasury, end of year	(175,844,094)	(107,072,255)	(13,109,521)

Cash, end of year	90,306	168,322	2,241,769

Non-cash items:
Proposed dividends	215,360,000	0	0

voestalpine Tubulars GmbH & Co KG — Notes to the Financial Statements
8. Statements of Partners’ Capital (Austrian GAAP)

	Unlimited
	partners’	Limited partners’	Additional	Retained	Net
	share	share	paid-in capital	earnings	profit	TOTAL
	EUR	EUR	EUR	EUR	EUR	EUR
Balance, March 31, 2004	1,817	17,986,526	477,294	28,715,685	12,906,019	60,087,341
Net income					20,004,816	20,004,816
Dividends paid 2003/04					(12,900,000)	(12,900,000)
Allocation to retained earnings				178,361		178,361

Balance, March 31, 2005	1,817	17,986,526	477,294	28,894,047	20,010,835	67,370,519

Net income					139,602,921	139,602,921
Dividends paid 2004/05					(20,000,000)	(20,000,000)

Balance, March 31, 2006	1,817	17,986,526	477,294	28,894,047	139,613,756	186,973,440
Net income (Unaudited)					215,360,807	215,360,807
Dividends paid 2005/06 (Unaudited)					(139,600,000)	(139,600,000)
Dividends proposed 2006/07 (Unaudited)					(215,360,000)	(215,360,000)

Balance, March 31, 2007 (Unaudited)	1,817	17,986,526	477,294	28,894,047	14,563	47,374,247

Dipl. Ing. Hubert WASTL
Hilkka WITT
Kindberg, September 10, 2007

voestalpine Tubulars GmbH & Co KG	Attachment I DEVELOPMENT OF FIXED ASSETS

	Purchase-/Production Cost

	Position on			Reclassi-	Position on	Depreciation	Book Value	Book Value	Depreciation
	April 1, 2006	Additions	Disposals	fication	March 31, 2007	(cumulative)	March 31, 2007	March 31, 2006	for the year
	EUR	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	EUR	(Unaudited)
		EUR	EUR	EUR	EUR	EUR	EUR		EUR

Software	3,092,422	75,058	2,034	—	3,165,446	2,663,691	501,754	722,845	296,148
Energy easement	1,924,487		—	—	1,924,487	1,924,487	—	—	—
Sourcing rights	2,262,253		—	—	2,262,253	2,111,067	151,186	368,195	217,009
Payments on account and software not yet in use	299,423	87,667	—		387,090	—	387,090	299,423	—

Intangible Assets	7,578,586	162,725	2,034	—	7,739,276	6,699,245	1,040,030	1,390,463	586,816

Built-up land with residential buildings
Property value	730,381	—	—	—	730,381	—	730,381	730,381	—
Value of buildings	48,556,714	311,171	—	422,994	49,290,979	43,260,060	6,030,819	6,134,869	838,215
Vacant land	4,633	—	—	—	4,633	—	4,633	4,633	—

Land and buildings	49,291,728	311,171	—	422,994	50,025,893	43,260,060	6,765,833	6,869,883	838,215
Machinery and equipment	168,509,667	6,489,967	206,697	203,243	174,996,180	150,419,083	24,577,097	21,675,802	3,791,188
Fixtures and fittings, tools and equipment	16,951,085	1,401,597	157,788	26,623	18,221,517	15,807,803	2,413,714	2,137,212	1,151,718
Payments on account and tangible assets in course of construction	2,377,610	2,139,403	1,750,410	(652,860)	2,113,743	—	2,113,743	2,377,610	—

Property, plant and equipment	237,130,091	10,342,138	2,114,895	—	245,357,333	209,486,946	35,870,387	33,060,507	5,781,121

Investments	44	—	—	—	44	—	44	44	—
Loans receivable	916,168	—	70,290	—	845,878	—	845,878	916,168	—
Securities (loan stock rights) held as fixed assets	4,179,327	—	—	—	4,179,327	90,452	4,088,876	4,106,128	17,253

Financial Assets	5,095,540	—	70,290	—	5,025,249	90,452	4,934,798	5,022,340	17,253

Total Assets	249,804,216	10,504,863	2,187,219	—	258,121,858	216,276,643	41,845,215	39,473,310	6,311,530

EXHIBIT INDEX

Exhibit Number	Description
23.3	Consent of KPMG Wirtschaftsprüfungs- und Steuerberatungs GmbH
31.3	Certification of Michael McShane
31.4	Certification of Matthew D. Fitzgerald
32.2	Section 906 Certification