Form 10-Q
period 2007-09-30
GRANT PRIDECO INC
filed 2007-11-09
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 2, 2007

Common Stock, par value $0.01 per share	127,019,341

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GRANT PRIDECO, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Income:
Revenues	$539,865	$451,349	$1,558,506	$1,297,558
License and royalty income	—	20,000	—	20,000

	539,865	471,349	1,558,506	1,317,558

Operating Expenses:
Cost of sales	296,861	239,486	814,944	695,380
Sales and marketing	45,226	38,803	136,237	112,088
General and administrative	29,574	23,613	96,433	79,943
Research and engineering	9,940	9,006	30,717	25,263

	381,601	310,908	1,078,331	912,674

Operating Income	158,264	160,441	480,175	404,884
Interest Expense	(2,209)	(3,687)	(11,337)	(11,105)
Other Income (Expense), Net	935	121	(864)	(1,726)
Equity Income in Unconsolidated Affiliate	24,290	26,619	98,929	91,280

Income Before Income Taxes and Minority Interests	181,280	183,494	566,903	483,333
Income Tax Provision	(54,048)	(54,865)	(168,669)	(150,922)

Income Before Minority Interests	127,232	128,629	398,234	332,411
Minority Interests	(2,993)	(2,157)	(7,494)	(7,922)

Net Income	$124,239	$126,472	$390,740	$324,489

Basic Net Income Per Share	$0.97	$0.97	$3.04	$2.47
Basic Weighted Average Shares Outstanding	128,585	130,606	128,365	131,158

Diluted Net Income Per Share	$0.96	$0.95	$3.00	$2.43
Diluted Weighted Average Shares Outstanding	129,818	132,649	130,154	133,378
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$240,995	$57,344
Accounts receivable, net of allowance for doubtful accounts of $3,027 and $3,523 for 2007 and 2006, respectively	417,836	368,695
Inventories	529,300	454,947
Current deferred tax assets	41,446	48,101
Other current assets	24,740	18,359

Total Current Assets	1,254,317	947,446
Property, Plant and Equipment, Net	354,683	305,524
Goodwill	527,023	520,992
Other Intangible Assets, Net	84,451	89,827
Investment in Unconsolidated Affiliate	96,881	135,428
Other Assets	25,550	22,850

Total Assets	$2,342,905	$2,022,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$3,638	$8,640
Accounts payable	147,140	138,942
Accrued payroll and benefits	48,494	74,952
Deferred revenues	23,375	18,190
Income taxes payable	28,850	33,039
Other current liabilities	28,772	33,576

Total Current Liabilities	280,269	307,339
Long-Term Debt	203,504	237,212
Deferred Tax Liabilities	103,192	68,310
Other Long-Term Liabilities	27,769	28,801
Commitments and Contingencies
Minority Interests	18,189	17,522
Stockholders’ Equity:
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value; issued 134,715 and 132,706 in 2007 and 2006, respectively	1,347	1,327
Capital in excess of par value	736,934	687,384
Retained earnings	1,235,747	845,877
Accumulated other comprehensive income (loss)	10,292	(960)
Treasury stock, at cost	(284,768)	(180,557)
Deferred compensation obligation	10,430	9,812

Total Stockholders’ Equity	1,709,982	1,362,883

Total Liabilities and Stockholders’ Equity	$2,342,905	$2,022,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANT PRIDECO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net income	$390,740	$324,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,916	36,014
Deferred income tax	32,305	(24,718)
Equity income in unconsolidated affiliate, net of dividends	45,682	(3,561)
Stock-based compensation expense	8,715	9,306
Excess tax benefits on stock option exercises	(17,032)	(12,172)
Other non-cash items, net	3,703	3,693
Change in operating assets and liabilities:
Accounts receivable	(44,881)	(60,070)
Inventories	(73,448)	(99,671)
Deferred charges	1,223	10,055
Other current assets	(5,152)	(1,429)
Other assets	(3,966)	(469)
Accounts payable	12,520	24,804
Deferred revenues	5,185	(5,012)
Income taxes payable	7,481	76,059
Other current liabilities	(32,699)	(15,184)
Other, net	(156)	2,894

Net cash provided by operating activities	375,136	265,028
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	(91,931)	(64,472)
Acquisition of businesses	(3,394)	—
Purchases of short-term investments	(274,785)	(153,400)
Proceeds from sale of short-term investments	274,785	147,400
Other, net	4,816	1,091

Net cash used in investing activities	(90,509)	(69,381)
Cash Flows From Financing Activities:
Repayments on credit facilities, net	(31,446)	(11,200)
Repayments on debt, net	(7,278)	(6,756)
Proceeds from stock option exercises	23,825	19,823
Excess tax benefits on stock option exercises	17,032	12,172
Repurchases of common stock	(105,821)	(139,757)
Other, net	900	—

Net cash used in financing activities	(102,788)	(125,718)
Effect of Exchange Rate Changes on Cash	1,812	(132)

Net Increase in Cash and Cash Equivalents	183,651	69,797
Cash and Cash Equivalents at Beginning of Period	57,344	28,164

Cash and Cash Equivalents at End of Period	$240,995	$97,961

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
       The Company also uses forward contracts to hedge identified foreign currency assets and liabilities. These contracts are not designated as hedges; therefore, the changes in fair value of these contracts are recognized in earnings as they occur and generally offset gains or losses on the remeasurement of the related asset or liability.

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
          The Company adopted the provisions of FIN 48 effective January 1, 2007. On adoption, the Company recognized a $1.1 million increase in the liability for unrecognized tax benefits. This increase in the liability resulted in a decrease to the January 1, 2007 balance of retained earnings of $0.9 million and an increase in goodwill of $0.2 million. As of January 1 and September 30, 2007, the Company’s unrecognized tax benefits were $12.7 million and $9.0 million, respectively, and if recognized, $12.4 million and $8.7 million, respectively, of unrecognized tax benefits would reduce our income tax expense and the effective tax rate.
          The Company recognizes interest expense as well as potential penalties related to unrecognized income tax matters in income tax expense in the Condensed Consolidated Statements of Operations. As of January 1 and September 30, 2007, the Company had $0.8 million and $1.3 million, respectively, of accrued interest and penalties related to uncertain tax positions.
          The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. Major jurisdictions including the U.S., Canada, China and the United Kingdom have statutes of limitations generally ranging from 3 to 6 years.
          It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on its condensed consolidated financial statements.
3. Stock-Based Compensation
          Total stock-based compensation expense recorded for all share-based payment arrangements, including stock options, restricted stock, the employee stock purchase plan and the tax gross-up liability related to the 2004 restricted stock award, for the three- and nine-month periods ended September 30, 2007 was $2.8 million and $9.9 million, respectively. Total stock-based compensation expense recorded for all share-based payment arrangements for the three- and nine-month periods ended September 30, 2006 was $2.1 million and $11.4 million, respectively.
Stock Options
          During the nine-month period ended September 30, 2007, the Company awarded 324,000 stock options and the fair value of the stock options was estimated using the Black-Scholes options pricing model with the following assumptions:

2007
Valuation Assumptions:
Expected Option Term (Years)	5
Expected Volatility	40%
Expected Dividend Rate	—
Risk Free Interest Rate	4.67%
Weighted-Average Grant Date Fair Value	$18.82
Restricted Stock
          During the nine-month period ended September 30, 2007, the Company awarded 372,324 shares of restricted stock to officers, directors and other key employees. Of this award, 256,824 shares are a market-based award and are eligible for full or partial vesting on the third, fourth and fifth anniversary from the grant date based on a rolling historical three-to-five year performance of the Company within a defined peer group. A Monte Carlo valuation model was utilized to estimate the fair market value at the date of grant and the requisite service period, which are being used for expense recognition purposes. If the market condition is not achieved at the end of the five-year vesting period, the restricted shares will expire unvested; however, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Base Payment”, (SFAS No. 123(R)),

compensation expense related to those restricted shares would not be reversed. The remaining 115,500 shares of the 2007 restricted stock awards vest with the passage of time between one and three years.
          The fair value of restricted stock awards that vested during the nine-month period ended September 30, 2007 was $17.3 million (no restricted stock vested in the third quarter of 2007). For the nine-month period ended September 30, 2006, the fair value of restricted stock awards that vested was $0.5 million. During the nine-month period ended September 30, 2007, the Company paid approximately $8.4 million related to the tax gross-up liability on the 2004 restricted stock award that vested during the period.
4. Comprehensive Income
          Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net Income	$124,239	$126,472	$390,740	$324,489
Foreign Currency Translation Adjustments	1,862	1,302	5,410	8,327
Other Comprehensive Income (Loss) for Unconsolidated Affiliate, Net of Tax	(65)	(121)	5,236	9,647
Gain on Derivative Instruments, Net of Tax	439	—	606	—
Gain on Short-Term Investments, Net of Tax	27	—	—	—

Total Comprehensive Income	$126,502	$127,653	$401,992	$342,463

5. Net Income Per Share
          Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution from the exercise or conversion of securities into common stock which were 1.2 million and 1.8 million shares for the three- and nine-month periods ended September 30, 2007, respectively, and 2.0 million and 2.2 million shares for the three- and nine-month periods ended September 30, 2006, respectively. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. For the three- and nine-month periods ended September 30, 2007 and 2006, an immaterial number of outstanding stock option awards were excluded from the computations of diluted net income per share because they were antidilutive.
6. Inventories
     Inventories by category are as follows:

	September 30,	December 31,
	2007	2006
	(In thousands)
Raw Materials, Components and Supplies	$254,649	$203,368
Work in Process	136,571	129,966
Finished Goods	104,401	97,565
Rental Bits	33,679	24,048

	$529,300	$454,947

7. Property, Plant and Equipment
     Net property, plant and equipment consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Land	$24,369	$24,915
Buildings and Improvements	120,896	101,809
Machinery and Equipment	373,779	332,401
Furniture and Fixtures	49,310	44,267
Construction in Progress	52,914	42,864

	621,268	546,256
Less: Accumulated Depreciation	(266,585)	(240,732)

	$354,683	$305,524

8. Goodwill
     The carrying amount of goodwill by reporting unit is as follows:

	Drilling		Tubular
	Products and		Technology
	Services	ReedHycalog	and Services	Other	Total
	(In thousands)
Balance, December 31, 2006	$132,203	$275,928	$97,153	$15,708	$520,992
Acquisitions	—	3,394	—	—	3,394
Translation and Other Adjustments	703	653	1,281	—	2,637

Balance, September 30, 2007	$132,906	$279,975	$98,434	$15,708	$527,023

     The acquisition amount included in the ReedHycalog reporting unit is primarily related to the Company’s acquisition of Corion Diamond Products (Corion) in July 2005 where the Company is obligated to pay additional consideration based upon Corion achieving certain performance benchmarks. Additionally, this reporting unit also included other adjustments totaling ($0.3 million) related to the acquisition of Andergauge in October 2006, of which ($1.4 million) related to the final valuation of the acquired identifiable intangible assets partially offset by $0.2 million related to accruals for uncertain tax positions to reflect the adoption of FIN 48 on previous business combinations and $0.9 million related to other opening balance sheet valuation adjustments.
9. Investment in Unconsolidated Affiliate
     Summarized financial information for Voest-Alpine Tubulars (VAT) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Net Sales	$185,336	$167,438	$592,778	$539,972
Gross Profit	47,621	57,767	191,958	192,313
Net Income	47,339	53,473	195,857	183,735

Company’s Equity Income	$24,290	$26,619	$98,929	$91,280
Dividends Received	—	—	144,611	87,719
     The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on VAT’s sales of green tubes to the Company.

         In September 2007, the Company entered into a new green tube supply agreement (Supply Agreement) with VAT, an entity of which we own 50.01%.   The primary changes in the Supply Agreement from the previous supply agreement relate to pricing and purchasing requirements by the Company.   Under the Supply Agreement, pricing is market based thus eliminating price adjustments through surcharges.   For purchasing requirements, there is no longer a penalty for failure to meet minimum annual purchase quantities but instead the Company is required to provide purchase commitments five months prior to production by VAT (Production Notice).  Quantities cancelled under the Production Notice will be subject to up to a 200 Euro/metric ton penalty should VAT not be able to sell the quantities elsewhere at a minimum market-based profit margin.  Terms of the new agreement are effective August 1, 2007 through March 31, 2009.
10. Singapore Credit Facility
          On May 28, 2007, the Company’s Singapore divisions entered into a $20.0 million unsecured credit facility with Citibank, N.A. Singapore Branch (Singapore Credit Facility). The Singapore Credit Facility is to be used locally for working capital or general operating purposes and also provides availability for stand-by letters of credit and bank guarantees up to $5.0 million. The Singapore Credit Facility has no expiration date but borrowings are repayable upon demand and may not be outstanding for more than a twelve-month period.  The Singapore Credit Facility is guaranteed by the Company.
          Amounts outstanding under the Singapore Credit Facility accrue interest at the Citibank prime rate on the borrowing date plus 0.75% and any unused portion of the credit facility is not subject to a commitment fee.   There are no financial covenants associated with the Singapore Credit Facility.
          As of September 30, 2007, the Company had $2.9 million outstanding borrowings, with an interest rate of approximately 5.8%, under the Singapore Credit Facility, which is included in “Short-Term Borrowings” in the accompanying Condensed Consolidated Balance Sheet, and $0.6 million of letters of credit and bank guarantees had been issued under the Singapore Credit Facility, resulting in unused borrowing availability of $16.5 million. The Company did not incur any significant costs related to this facility.
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
          The Company’s policy is to hold derivatives only for the purpose of hedging risks and not for speculative or trading purposes where the objective is solely to generate profit. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives. At September 30, 2007, hedging relationships existed for probable foreign-currency-denominated purchase commitments and existing foreign currency liability exposures.
Cash Flow Hedges
          The Company entered into several foreign currency forward contracts designated as cash flow hedges for all or a portion of anticipated inventory purchases through June 2008, denominated in Euros, under our long-term supply contract with VAT. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, the Company has recorded a current asset of $0.7 million to adjust these foreign currency forward contracts to their fair market value. Net gains related to these contracts of $0.6 million were deferred in Accumulated Other Comprehensive Income (Loss), which the Company expects to recognize in earnings over the next 12 months. For both the three- and nine-month periods ended September 30, 2007, the Company recognized $0.2 million of gains related to these contracts in the Condensed Consolidated Statements of Operations when the hedged item affected earnings. There was no impact to the Company’s earnings related to ineffectiveness.
Other Derivative Instruments
           The Company entered into spot and forward contracts to hedge against various foreign currency denominated liabilities, including the Euro and the British Pound Sterling. These derivative instruments were not designated as hedges and changes in the fair value of these contracts are recognized through earnings and the amounts generally offset foreign exchange gains and losses included in “Other Income (Expense), Net” in the Condensed Consolidated Statements of Operations. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, the Company has a net current asset of $1.1 million. For the three- and nine-month periods ended September 30, 2007, the Company recognized gains, in earnings, of $1.3 million and $2.2 million, respectively, related to changes in the fair values of these contracts.

12. Pension Plans
U.S. Pension Plan
     The following table shows the components of Net Periodic Cost for the Company’s Reed Hourly Pension Plan:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Service Cost	$102	$101	$307	$303
Interest Cost	224	222	670	667
Expected Return on Plan Assets	(275)	(238)	(825)	(714)
Amortization of Prior Service Cost	6	6	18	18
Amortization of Actuarial Loss	—	4	—	12
Administration Expenses	25	15	74	45

Net Periodic Cost	$82	$110	$244	$331

     The Company has no minimum funding requirements for this plan in 2007, however, the Company funded a discretionary amount of $1.0 million in 2007.
Non-U.S. Pension Plan
     The following table shows the components of Net Periodic Cost for the Company’s U.K. Hycalog Retirement Death Benefit Scheme:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Service Cost	$4	$—	$12	$—
Interest Cost	244	229	732	687
Expected Return on Plan Assets	(248)	(226)	(744)	(678)
Amortization of Prior Service Cost	—	27	—	82
Amortization of Actuarial Gain	—	(30)	—	(91)

Net Periodic Cost	$—	$—	$—	$—

     The Company contributed $2.6 million in 2007 in order to satisfy local statutory funding requirements.
13. Stockholders’ Equity
     Under its stock repurchase program, during the nine-month period ended September 30, 2007, the Company purchased 2.2 million shares for a total cost of approximately $102.7 million. Such shares are reflected in the Condensed Consolidated Balance Sheet as “Treasury Stock”.
     In 2007, the Company adopted FIN 48 and in accordance with FIN 48, recorded a cumulative effect adjustment of $0.9 million to beginning retained earnings.

14. Segment Information
          The Company operates through three primary business segments: Drilling Products and Services, ReedHycalog and Tubular Technology and Services. The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The ReedHycalog segment designs, manufactures and distributes fixed-cutter and roller-cone drill bits, drilling tools and services. The Company’s Tubular Technology and Services segment designs, manufactures and sells a line of premium connections and associated premium tubular products and accessories for oil country tubular goods and offshore applications. The Company’s Corporate and Other segment includes corporate overhead expenses along with the operations of IntelliServ. IntelliServ’s core product, “The IntelliServ ® Network”, incorporates various proprietary mechanical and electrical components into the Company’s premium drilling tubulars to allow bi-directional data transfer via the drill string.

	Drilling		Tubular
	Products and		Technology	Corporate
	Services	ReedHycalog	and Services	and Other	Total
	(In thousands)
Three Months Ended:
September 30, 2007
Revenues from Unaffiliated Customers	$305,892	$149,115	$84,140	$718	$539,865
Intersegment Revenues	361	10	3,333	—	3,704
Operating Income (Loss)	117,894	35,185	21,111	(15,926)	158,264
Income (Loss) Before Income Taxes and Minority Interests	141,821	28,986	20,422	(9,949)	181,280
September 30, 2006
Revenues from Unaffiliated Customers	$214,375	$128,001	$108,170	$803	$451,349
Intersegment Revenues	362	12	1,713	—	2,087
Operating Income (Loss)	78,910	66,386	28,523	(13,378)	160,441
Income (Loss) Before Income Taxes and Minority Interests	104,117	64,977	28,105	(13,705)	183,494

Nine Months Ended:
September 30, 2007
Revenues from Unaffiliated Customers	$864,605	$449,364	$238,514	$6,023	$1,558,506
Intersegment Revenues	1,117	10	10,075	—	11,202
Operating Income (Loss)	346,976	127,809	55,157	(49,767)	480,175
Income (Loss) Before Income Taxes and Minority Interests	442,296	108,198	53,546	(37,137)	566,903
September 30, 2006
Revenues from Unaffiliated Customers	$622,220	$361,031	$313,229	$1,078	$1,297,558
Intersegment Revenues	588	52	3,969	—	4,609
Operating Income (Loss)	222,671	142,758	89,003	(49,548)	404,884
Income (Loss) Before Income Taxes and Minority Interests	309,694	138,157	87,788	(52,306)	483,333
15. Recent Accounting Standards
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159) which is effective for fiscal years beginning after November 15, 2007. This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

16. Subsequent Events
          In October 2007, the Company entered into a definitive agreement to sell three of the divisions within its Tubular Technologies and Services segment for $800 million in cash, subject to final working capital adjustments and standard closing conditions. The Company estimates a before-tax gain on the sale of approximately $620 million. The divisions included in the sale are Atlas Bradford Premium Threading & Services, TCA and Tube-Alloy. The sale does not include the XL Systems division, which is also included in the Company’s Tubular Technologies and Services segment. The Company expects the transaction to close either in the fourth quarter of 2007 or in the first quarter of 2008.
17. Subsidiary Guarantor Financial Information
          The following condensed consolidating statements of operations for the three- and nine-month periods ended September 30, 2007 and 2006, condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006 and condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2007 and 2006 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 6 1/8% Senior Notes, Due 2015, are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.
GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2007
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$403,393	$223,845	$(87,373)	$539,865
Operating Expenses:
Cost of sales	—	257,819	116,374	(77,332)	296,861
Selling, general and administrative and research and engineering	77	57,268	27,395	—	84,740

	77	315,087	143,769	(77,332)	381,601

Operating Income (Loss)	(77)	88,306	80,076	(10,041)	158,264
Interest Expense, net	(3,688)	1,567	(88)	—	(2,209)
Other Income (Expense), Net	1,327	8,120	(8,512)	—	935
Equity Income in Unconsolidated Affiliate	—	24,288	—	2	24,290
Equity in Subsidiaries, Net of Taxes	130,567	5,075	—	(135,642)	—

Income Before Income Taxes and Minority Interests	128,129	127,356	71,476	(145,681)	181,280
Income Tax Provision	(3,890)	(36,778)	(13,380)	—	(54,048)

Income Before Minority Interests	124,239	90,578	58,096	(145,681)	127,232
Minority Interests	—	—	(2,993)	—	(2,993)

Net Income	$124,239	$90,578	$55,103	$(145,681)	$124,239

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2007
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$1,167,550	$686,685	$(295,729)	$1,558,506
Operating Expenses:
Cost of sales	—	707,775	359,899	(252,730)	814,944
Selling, general and administrative and research and engineering	163	181,305	81,919	—	263,387

	163	889,080	441,818	(252,730)	1,078,331

Operating Income (Loss)	(163)	278,470	244,867	(42,999)	480,175
Interest Expense, net	(12,363)	1,427	(401)	—	(11,337)
Other Income (Expense), Net	3,886	18,180	(22,930)	—	(864)
Equity Income in Unconsolidated Affiliate	—	98,580	—	349	98,929
Equity in Subsidiaries, Net of Taxes	406,378	21,273	—	(427,651)	—

Income Before Income Taxes and Minority Interests	397,738	417,930	221,536	(470,301)	566,903
Income Tax Provision	(6,998)	(118,524)	(43,147)	—	(168,669)

Income Before Minority Interests	390,740	299,406	178,389	(470,301)	398,234
Minority Interests	—	—	(7,494)	—	(7,494)

Net Income	$390,740	$299,406	$170,895	$(470,301)	$390,740

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2007
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Current Assets:
Cash and cash equivalents	$—	$209,689	$31,306	$—	$240,995
Accounts receivable, Net	—	271,429	146,407	—	417,836
Inventories	—	365,857	223,461	(60,018)	529,300
Current deferred tax assets	16	21,883	19,547	—	41,446
Other current assets	—	12,293	12,447	—	24,740

	16	881,151	433,168	(60,018)	1,254,317
Property, Plant and Equipment, Net	—	204,294	150,389	—	354,683
Goodwill	—	252,670	274,353	—	527,023
Investment In and Advances to Subsidiaries	1,987,472	100,458	—	(2,087,930)	—
Investment In Unconsolidated Affiliate	—	96,881	—	—	96,881
Other Assets	5,999	47,104	56,898	—	110,001

	$1,993,487	$1,582,558	$914,808	$(2,147,948)	$2,342,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$738	$2,900	$—	$3,638
Accounts payable	—	91,709	55,431	—	147,140
Deferred revenues	—	20,109	3,266	—	23,375
Income taxes payable	(66,575)	82,164	13,261	—	28,850
Intercompany liabilities (assets)	156,785	(343,016)	186,231	—	—
Other current liabilities	1,743	46,582	28,941	—	77,266

	91,953	(101,714)	290,030	—	280,269
Long-Term Debt	200,000	3,250	254	—	203,504
Deferred Tax Liabilities	(8,448)	71,002	40,638	—	103,192
Other Long-Term Liabilities	—	27,167	602	—	27,769
Commitments and Contingencies
Minority Interests	—	—	18,189	—	18,189
Stockholders’ Equity	1,709,982	1,582,853	565,095	(2,147,948)	1,709,982

	$1,993,487	$1,582,558	$914,808	$(2,147,948)	$2,342,905

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2007
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$76,342	$254,141	$57,590	$(12,937)	$375,136
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	—	(68,406)	(23,525)	—	(91,931)
Acquisition of businesses	(3,394)	—	—	—	(3,394)
Purchases of short-term investments	—	(274,785)	—	—	(274,785)
Proceeds from sale of short-term investments	—	274,785	—	—	274,785
Other, net	—	4,525	291	—	4,816

Net cash used in investing activities	(3,394)	(63,881)	(23,234)	—	(90,509)
Cash Flows From Financing Activities:
(Repayments) borrowings on credit facilities, net	—	(34,600)	3,154	—	(31,446)
(Repayments) borrowings on debt, net	(8,000)	722	—	—	(7,278)
Borrowings (repayments) on debt between subsidiaries, net	16	40,778	(40,794)	—	—
Proceeds from stock option exercises	23,825	—	—	—	23,825
Excess tax benefits on stock option exercises	17,032	—	—	—	17,032
Repurchases of common stock	(105,821)	—	—	—	(105,821)
Dividends paid	—	—	(12,937)	12,937	—
Other, net	—	—	900	—	900

Net cash (used in) provided by financing activities	(72,948)	6,900	(49,677)	12,937	(102,788)
Effect of Exchange Rate Changes on Cash	—	—	1,812	—	1,812

Net Increase (Decrease) in Cash and Cash Equivalents	—	197,160	(13,509)	—	183,651
Cash and Cash Equivalents at Beginning of Period	—	12,529	44,815	—	57,344

Cash and Cash Equivalents at End of Period	$—	$209,689	$31,306	$—	$240,995

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Income:
Revenues	$—	$331,733	$203,199	$(83,583)	$451,349
License and Royalty Income	—	—	20,000	—	20,000

	—	331,733	223,199	(83,583)	471,349

Operating Expenses:
Cost of sales	—	197,138	111,495	(69,147)	239,486
Selling, general and administrative and research and engineering	58	51,129	20,235	—	71,422

	58	248,267	131,730	(69,147)	310,908

Operating Income (Expense)	(58)	83,466	91,469	(14,436)	160,441
Interest Expense	(3,504)	(171)	(12)	—	(3,687)
Other Income (Expense), Net	649	1,773	(2,301)	—	121
Equity Income in Unconsolidated Affiliate	—	27,263	—	(644)	26,619
Equity in Subsidiaries, Net of Taxes	147,904	6,702	—	(154,606)	—

Income Before Income Taxes and Minority Interest	144,991	119,033	89,156	(169,686)	183,494
Income Tax Provision	(18,519)	(15,017)	(21,329)	—	(54,865)

Income Before Minority Interests	126,472	104,016	67,827	(169,686)	128,629
Minority Interests	—	—	(2,157)	—	(2,157)

Net Income	$126,472	$104,016	$65,670	$(169,686)	$126,472

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2006
(Unaudited)

	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Income:
Revenues	$—	$982,323	$559,116	$(243,881)	$1,297,558
License and Royalty Income	—	—	20,000	—	20,000

	—	982,323	579,116	(243,881)	1,317,558

Operating Expenses:
Cost of sales	—	601,945	293,595	(200,160)	695,380
Selling, general and administrative and research and engineering	166	156,937	60,191	—	217,294

	166	758,882	353,786	(200,160)	912,674

Operating Income (Loss)	(166)	223,441	225,330	(43,721)	404,884
Interest Expense	(10,569)	(420)	(116)	—	(11,105)
Other Income (Expense), Net	1,702	1,697	(5,125)	—	(1,726)
Equity Income in Unconsolidated Affiliate	—	91,924	—	(644)	91,280
Equity in Subsidiaries, Net of Taxes	368,470	20,041	—	(388,511)	—

Income Before Income Taxes and Minority Interest	359,437	336,683	220,089	(432,876)	483,333
Income Tax Provision	(34,948)	(66,200)	(49,774)		(150,922)

Income Before Minority Interests	324,489	270,483	170,315	(432,876)	332,411
Minority Interests	—	—	(7,922)	—	(7,922)

Net Income	$324,489	$270,483	$162,393	$(432,876)	$324,489

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
			(In thousands)
ASSETS

Current Assets:
Cash	$—	$12,529	$44,815	$—	$57,344
Accounts receivable, Net	—	240,407	128,288	—	368,695
Inventories	—	334,242	178,667	(57,962)	454,947
Current deferred tax assets	131	28,082	19,888	—	48,101
Other current assets	—	10,162	8,197	—	18,359

	131	625,422	379,855	(57,962)	947,446
Property, Plant and Equipment, Net	—	170,965	134,559	—	305,524
Goodwill	—	249,976	271,016	—	520,992
Investment In and Advances to Subsidiaries	1,569,776	79,185	—	(1,648,961)	—
Investment In Unconsolidated Affiliate	—	135,428	—	—	135,428
Other Assets	6,830	61,376	44,471	—	112,677

	$1,576,737	$1,322,352	$829,901	$(1,706,923)	$2,022,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term borrowings and current portion of long-term debt	$7,924	$716	$—	$—	$8,640
Accounts payable	—	94,649	44,293	—	138,942
Deferred revenues	—	14,259	3,931	—	18,190
Income taxes payable	(48,719)	59,800	21,958	—	33,039
Intercompany liabilities (assets)	61,345	(302,256)	240,911	—	—
Other current liabilities	4,815	70,031	33,682	—	108,528

	25,365	(62,801)	344,775	—	307,339
Long-Term Debt	200,000	37,212	—	—	237,212
Deferred Tax Liabilities	(11,511)	40,916	38,905	—	68,310
Other Long-Term Liabilities	—	28,151	650	—	28,801
Commitments and Contingencies
Minority Interests	—	—	17,522	—	17,522
Stockholders’ Equity	1,362,883	1,278,874	428,049	(1,706,923)	1,362,883

	$1,576,737	$1,322,352	$829,901	$(1,706,923)	$2,022,067

GRANT PRIDECO, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006
(Unaudited)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$104,259	$98,700	$85,271	$(23,202)	$265,028
Cash Flows From Investing Activities:
Capital expenditures for property, plant and equipment	—	(48,916)	(15,556)	—	(64,472)
Purchases of short-term investments	—	(153,400)	—	—	(153,400)
Proceeds from sale of short-term investments	—	147,400	—	—	147,400
Other, net	(39)	1,187	(57)	—	1,091

Net cash used in investing activities	(39)	(53,729)	(15,613)	—	(69,381)
Cash Flows From Financing Activities:
Repayments on revolver debt, net	—	—	(11,200)	—	(11,200)
Repayments on debt, net	—	(6,756)	—	—	(6,756)
Borrowings (repayments) on debt between subs, net	3,542	(3,023)	(519)	—	—
Proceeds from stock option exercises	19,823	—	—	—	19,823
Excess tax benefits on stock option exercises	12,172	—	—	—	12,172
Repurchase of common stock	(139,757)	—	—	—	(139,757)
Dividends paid	—	—	(23,202)	23,202	—

Net cash used in financing activities	(104,220)	(9,779)	(34,921)	23,202	(125,718)
Effect of Exchange Rate Changes on Cash	—	—	(132)	—	(132)

Net Increase in Cash	—	35,192	34,605	—	69,797
Cash at Beginning of Period	—	13,088	15,076	—	28,164

Cash at End of Period	$—	$48,280	$49,681	$—	$97,961

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion is intended to assist you in understanding our financial condition as of September 30, 2007, and our results of operations for the three- and nine-month periods ended September 30, 2007 and 2006. This discussion should be read with our financial statements and their notes included elsewhere in this report, as well as our financial statements and their related notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.
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
General
          We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit and specialty tools, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. We operate primarily through three business segments: (1) Drilling Products and Services, (2) ReedHycalog and (3) Tubular Technology and Services. Additionally, our Corporate and Other segment includes our corporate overhead expenses along with the operations of IntelliServ. IntelliServ’s core product, “The IntelliServ ® Network”, incorporates various proprietary mechanical and electrical components into our premium drilling tubulars to allow bi-directional data transfer via the drill string.
Sale of Selected Tubular Businesses
          In October 2007, we entered into a definitive agreement to sell three of the divisions within our Tubular Technologies and Services segment for $800 million in cash, subject to final working capital adjustments and standard closing conditions. We estimate a before-tax gain on the sale of approximately $620 million. The divisions included in the sale are Atlas Bradford Premium Threading & Services, TCA and Tube-Alloy. The sale does not include the XL Systems division, which is also included in the Tubular Technologies and Services segment. We expect the transaction to close either in the fourth quarter of 2007 or in the first quarter of 2008.
License and Royalty Agreement
          In September 2006, we entered into a technology licensing agreement with a competitor to use certain ReedHycalog patented PDC cutter technology in exchange for $20 million, which we recognized as “License and Royalty Income” in the Condensed Consolidated Statements of Operations in the 2006 periods, and future royalty payments. Beginning on April 1, 2008, we will be paid, on a quarterly basis, a royalty determined on actual licensed drill bits invoiced by the competitor. We will recognize these royalties as income in the period the competitor sells our licensed drill bits.
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
Market Trends
           Our business depends primarily on the level of worldwide oil and gas drilling activity (rig count), which in turn depends on capital spending by major, independent and state-owned exploration and production companies. Those companies adjust their capital spending programs according to their expectations of future oil and gas prices and these adjustments can result in relatively quick and material fluctuations in the level of drilling activity. Each of our business segments is affected by the level of domestic and international drilling activity, but changes to their revenues, cash flows and profitability lag changes in the rig count by different intervals. Drill pipe demand typically lags changes in the worldwide rig count. Drill pipe demand can also be a function of customer inventory levels because in a declining market some customers will have excess drill pipe inventory that acts as a supply of drill pipe for them, which can result in an additional lag between increased drilling activity and increased revenue. Drill bit demand and the ReedHycalog segment’s earnings and cash flows are closely tied to the worldwide rig count. In our Tubular Technology and Services segment, there are four product lines: Atlas Bradford premium connections, Tube-Alloy accessories, TCA premium casing and XL Systems large-bore connections and services. Results for this segment’s Atlas Bradford, Tube-Alloy and TCA product lines predominantly follow changes in premium tubular markets, including the North American offshore drilling and deep U.S. gas drilling, but short-term demand for Atlas Bradford and TCA products can also be affected by inventory levels at oil country tubular goods (OCTG) distributors. Results for this segment’s XL Systems product line generally follow the level of worldwide offshore drilling activity.
          For the periods below, the revenues, profitability and cash flows from each of our business segments have been affected by changes in oil and gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Three Months Ended September 30,
	2007	2006
WTI Oil(a)
Average	$75.24	$70.48
Ending	81.66	62.91
Henry Hub Gas(b)
Average	$6.18	$6.12
Ending	6.14	3.63
North American Rig Count(c)
Average	2,136	2,213
Ending	2,134	2,185
International Rig Count(c)
Average	1,020	941
Ending	1,032	949

(a)	Price per barrel of West Texas Intermediate (WTI) crude. Source: Bloomberg Energy/Commodity Service.

(b)	Price per MMBtu. Source: Bloomberg Energy/Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).
Future Market Trends and Expectations
          We anticipate our performance will improve in the fourth quarter of 2007 and, excluding the gain from the pending sale of selected Tubular Technology and Services divisions mentioned above, we are forecasting that our net income per share will be between $4.09 and $4.11 per diluted share for the year assuming that the pending sale occurs at the end of the year. When forecasting our results, we relied on assumptions about the market, customers and suppliers, and we also considered our backlog. These assumptions include analysis of anticipated business at our three operating segments.
          Drilling Products and Services backlog was $933 million at September 30, 2007, and includes 11.9 million feet of drill pipe orders. The current annual capacity of drill pipe production is estimated at 18 million feet. This segment produced approximately 4.6 million feet of drill pipe in the third quarter of 2007. Drill pipe accounts for approximately 83% of this segment’s revenue. The Company remains optimistic for the next several quarters based on its relatively high backlog levels, however, we expect U.S. demand for land drill pipe to decline approximately 2 to 3 million feet in 2008, partially offset by increased demand for offshore and international drill pipe.
          The Company expects ReedHycalog’s revenue change to be comparable to the change in rig count.
          At our Tubular Technology and Services segment, two of its four divisions, Atlas Bradford and TCA, sell through distributors in the United States that have been reducing inventory levels. This segment accounted for 16% of Grant Prideco’s consolidated revenues during the third quarter.
          We anticipate that future results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity, and oil and natural gas prices. In North America, natural gas prices have been volatile as a result of concerns over U.S. natural gas inventory levels and the weather related demand. Currently, the Company believes that any weakness would be short-lived and activity levels would recover as decreased drilling activity would eliminate any excess inventory or over-supply issues. Also, we expect that the fourth quarter equity income related to VAT to be in the range of $27 million to $30 million. Additionally, we are forecasting the effective tax rate for the fourth quarter to be between 29% and 30%.

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
Results of Operations
     The following table sets forth revenues and operating income reflecting our financial results for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
	2007	2006	Change	2007	2006	Change
	(In thousands)
Revenues:
Drilling Products and Services	$305,892	$214,375	43%	$864,605	$622,220	39%
ReedHycalog	149,115	128,001	16%	449,364	361,031	24%
Tubular Technology and Services	84,140	108,170	(22%)	238,514	313,229	(24%)
Corporate and Other	718	803	(11%)	6,023	1,078	459%

Total Revenues	$539,865	$451,349	20%	$1,558,506	$1,297,558	20%

Operating Income (Loss):
Drilling Products and Services	$117,894	$78,910	49%	$346,976	$222,671	56%
ReedHycalog	35,185	66,386	(47%)	127,809	142,758	(10%)
Tubular Technology and Services	21,111	28,523	(26%)	55,157	89,003	(38%)
Corporate and Other	(15,926)	(13,378)	19%	(49,767)	(49,548)	0%

Total Operating Income	$158,264	$160,441	(1%)	$480,175	$404,884	19%

Consolidated Revenues and Operating Income
     Results for the three- and nine-month periods ended September 30, 2007 and 2006
     Consolidated revenues were $539.9 million for the three-month period ended September 30, 2007, 20% above prior year period. This revenue growth was primarily attributable to increased demand in our Drilling Products and Services segment which grew 43% year-over-year. Our ReedHycalog segment reported a 16% increase in revenues primarily due to incremental revenues from the Andergauge acquisition in October 2006. These increases were partially offset by a 22% decrease in revenues in our Tubular Technology and Services segment primarily due to softer Gulf of Mexico activity, which had a 22% decrease in rig count year-over-year, coupled with a decline in distributor activity. For the nine-month period ended September 30, 2007, consolidated revenues were $1.6 billion, 20% above the comparable 2006 period, with Drilling Products and Services contributing a majority of the revenue growth with a 39% increase coupled with incremental revenues in our ReedHycalog segment from the Andergauge acquisition, partially offset by lower revenues in our Tubular Technology and Services segment due primarily to a decline in Gulf of Mexico activity.
     Operating income decreased $2.2 million to $158.3 million for the three-month period ended September 30, 2007 and operating income margins decreased to 29% from 36% compared to the prior year period. The decline in operating income margins is primarily due to $20 million in license and royalty income in 2006 that was not repeated in 2007, manufacturing inefficiencies and other expenses related to the consolidation and relocation of four ReedHycalog facilities to a new headquarters in Conroe, Texas totaling approximately $14.2 million and decreased activity in our Tubular Technology and Services segment. These decreases were almost completely offset by improvements at our Drilling Products and Services segment reflecting higher sales volumes and pricing. For the nine-month period ended September 30, 2007, operating income increased $75.3 million to $480.2 million and operating income margin was 31% which was relatively flat compared to the prior year period. Operating income margins increased to 40% from 36% in our Drilling Products and Services segment, reflecting higher sales volumes and pricing which was offset by lower operating income margins in our ReedHycalog segment due to $20 million in license and royalty income in 2006 that was not repeated in 2007, manufacturing inefficiencies and other expenses related to the consolidation and relocation of four ReedHycalog facilities to a new headquarters in Conroe, Texas totaling approximately $15.5 million and decreased activity in our Tubular Technology and Services segment.
     Other operating expenses (sales and marketing, general and administrative and research and engineering) for the three- and nine- month periods ending September 30, 2007 and 2006 increased $13.3 million and $46.1 million, respectively, compared to the same prior-year period. The increase is primarily due to incremental operating expenses related to Andergauge, increased personnel costs at ReedHycalog due to the expansion of sales infrastructure in certain international regions and increased patent litigation costs; however, as a percentage of revenues, operating expenses remained relatively flat for the three-month periods at 16% and for the nine-month periods at 17%.
     See discussion below by segment for further revenue and operating income variance information.
Segment Revenues and Operating Income
Drilling Products and Services
     Results for the three- and nine-month periods ended September 30, 2007 and 2006
     For the three-month period ended September 30, 2007, revenues for the Drilling Products and Services segment were $305.9 million, representing a 43% increase over last year’s third quarter. Operating income increased by 49% to $117.9 million and operating income margins increased to 39% from 37% in last year’s third quarter. For the nine-month period ended September 30, 2007, revenues for the Drilling Products and Services segment were $864.6 million, which represents a 39% increase over the same period last year. Operating income increased by 56% to $347.0 million for the nine-month period ended September 30, 2007, and operating income margins increased to 40% from 36% in the same period last year. These results reflect increased volumes, improved pricing and a richer product mix as this segment benefited from strong product demand and capacity additions completed since last year. These results also reflect lower tool joint sales of $13.5 million and $24.6 million for the three- and nine-month periods ended September 30, 2007, respectively, due to this segment shifting sales from third-party customers to internal use in 2007. This segment’s backlog was $933.2 million at September 30, 2007, which is down compared to the same prior year period reflecting a lower level of new land rigs entering the North American market coupled with capacity additions year-over-year.
ReedHycalog
     Results for the three- and nine-month periods ended September 30, 2007 and 2006
     For the three-month period ended September 30, 2007, revenues for the ReedHycalog segment increased by 16% to $149.1 million, however, operating income decreased by 47% to $35.2 million, and operating income margins decreased to 24% from 52% in the same period last year. For the nine-month period ended September 30, 2007, revenues for the ReedHycalog segment increased by 24% to $449.4 million, operating income decreased by 10% to $127.8 million and operating income margins decreased to 28% for the nine-month period ended September 30, 2007 from 40% in the same period last year. The increase in revenues is due to incremental revenues related to the acquisition of Andergauge coupled with increased international revenues, primarily in the Middle East. These increases are partially offset by decreases in Canada due to lower rig counts. Additionally, for the nine-month period, revenues increased related to Corion due to increased activity related to heavy oil sands coring services in the first part of 2007. Operating income margins declined for both the three- and nine-month periods ended September 30, 2007 compared to the same period in the prior year primarily due to $20 million in license and royalty income in 2006 that was not repeated in 2007, manufacturing cost inefficiencies during the phase-out of production at four of our existing facilities and the startup of our new Conroe facility, an inventory valuation adjustment for PDC cutters transferred from our Provo facility and direct costs associated with moving equipment into the new Conroe facility.
Tubular Technology and Services
     Results for the three- and nine-month periods ended September 30, 2007 and 2006
     For the three-month period ended September 30, 2007, revenues for the Tubular Technology and Services segment decreased by 22% to $84.1 million. Operating income decreased by 26% to $21.1 million and operating income margins decreased to 25% from 26% in last year’s third quarter. For the nine-month period ended September 30, 2007, revenues for the Tubular Technology and Services segment decreased by 24% to $238.5 million and operating income decreased by 38% to $55.2 million. Operating income margins decreased to 23% from 28% in the same period last year. For both the three- and nine-month periods ended September 30, 2007, the decrease in revenues and operating income is primarily attributable to this segment’s TCA heat-treat facility due to destocking of distributor inventories due to softer Gulf of Mexico activity and increased mill capacity. Additionally, revenues and operating income decreased for this segment’s XL division, which is dependent on the timing of customer orders; however, operating income margins increased for this division for the three-month period due to favorable product mix.
Corporate and Other
     Results for the three- and nine-month periods ended September 30, 2007 and 2006
     For the three-month period ended September 30, 2007, operating loss for the Corporate and Other segment increased to $15.9 million from $13.4 million for the same period last year. This increase in operating expenses is primarily due to increased Corporate legal costs related to patent litigation. For the nine-month period ended September 30, 2007, operating loss for the Corporate and Other segment increased slightly to $49.8 million from $49.5 million for the same period last year.

This increase in operating expenses is primarily due to increased Corporate legal costs related to patent litigation offset by an increase in operating income related to our IntelliServ division, as IntelliServ began commercial operations in 2007.
Other Items
     Interest expense decreased by $1.5 million and increased $0.2 million for the three- and nine-month periods ended September 30, 2007, respectively. For the three-month period ending September 30, 2007, the decrease in interest expense is due to the capitalization of interest related to several large capital expenditure projects. For the nine-month period ending September 30, 2007, the change reflects capitalization of interest that was more than offset by increased interest expense related to borrowings on our credit facility.
     Equity income from our unconsolidated affiliate decreased by $2.3 million for the three-month period ended September 30, 2007 compared to the same prior year period primarily due to an unfavorable product and country mix. Equity income increased by $7.6 million for the nine-month period ended September 30, 2007 reflecting increased earnings at VAT due to increased volumes and pricing of its seamless tubulars year-over-year.
     Other income (expense), net increased by $0.8 million and $0.9 million for the three- and nine-month periods ended September 30, 2007, respectively. For both the three- and nine-month periods the increase is primarily due to increased interest income from short-term investments partially offset by increases in foreign currency losses, including the effects of hedging in 2007, due to increased foreign currency volatility in 2007 as compared to the same periods in the prior year.
     The Company’s effective tax rate was 29.8% for the three- and nine-month periods ended September 30, 2007 compared to 29.9% and 31.2%, respectively, for the same periods in 2006. The reduction in the effective tax rate for the nine-month period is primarily related to a lower effective tax rate for foreign operations.
Liquidity and Capital Resources
Overview
     At September 30, 2007, we had cash and cash equivalents of $241.0 million, working capital of $974.0 million and unused borrowing availability of $359.3 million under our credit facilities, compared to cash of $57.3 million, working capital of $640.1 million and unused borrowing availability of $306.8 million at December 31, 2006.
Historical Cash Flows
     The following table summarizes our cash flows provided by operating activities and net cash used in investing activities and financing activities for the periods presented:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Net Cash Provided by Operating Activities	$375,136	$265,028
Net Cash Used in Investing Activities	(90,509)	(69,381)
Net Cash Used in Financing Activities	(102,788)	(125,718)
Operating Activities
     Net cash flow provided by operating activities increased by $110.1 million for the nine-month period ended September 30, 2007 compared to the same period in 2006 primarily due to improved operating results reflecting the continued strengthening in the oil and gas drilling markets and a $144.6 million dividend received in 2007 from our equity investment in VAT as compared to a $87.7 million dividend received in 2006.
Investing Activities
     Net cash used in investing activities increased by $21.1 million for the nine-month period ended September 30, 2007 compared to the same period in 2006. The increase is primarily due to the increased capital expenditures in 2007 of $27.5 million offset by additional net proceeds from short-term investments of $6.0 million.
     Capital Expenditures
     Our capital expenditures for property, plant and equipment totaled $91.9 million and $64.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The increase in capital expenditures is primarily related to the construction of a new ReedHycalog headquarters and consolidated U.S. manufacturing facility, capital spending related to manufacturing additional IntelliServ drill strings and plant capacity expansion and efficiency projects in the Drilling Products and Services segment.

Financing Activities
     Net cash used in financing activities decreased by $22.9 million for the nine-month period ended September 30, 2007 compared to the same period in 2006. The decrease in net cash used is primarily due to lower share repurchases of $33.9 million, increased cash provided from the issuance of common stock of $4.0 million and an increase in excess tax benefits on stock option exercises of $4.9 million. We repurchased 2.2 million shares during the nine-month period ended September 30, 2007 at a total cost of $102.7 million. These decreases in cash used are partially offset by increased net payments of $20.8 million on our outstanding credit facilities and debt.
     Singapore Credit Facility
     On May 28, 2007, our Singapore divisions entered into a $20.0 million unsecured credit facility with Citibank, N.A. Singapore Branch (Singapore Credit Facility). The Singapore Credit Facility is to be used locally for working capital or general operating purposes and also provides availability for stand-by letters of credit and bank guarantees up to $5.0 million. The Singapore Credit Facility has no expiration date but borrowings are repayable upon demand and may not be outstanding for more than a twelve-month period. The Singapore Credit Facility is guaranteed by us.
     Amounts outstanding under the Singapore Credit Facility accrue interest at the Citibank prime rate on the borrowing date plus 0.75% and any unused portion of the credit facility is not subject to a commitment fee. There are no financial covenants associated with the Singapore Credit Facility.
     As of September 30, 2007, we had $2.9 million of outstanding borrowings, with an interest rate of approximately 5.8%, under the Singapore Credit Facility which is included in “Short-Term Borrowings” in the accompanying Condensed Consolidated Balance Sheet, and $0.6 million of letters of credit and bank guarantees had been issued under the Singapore Credit Facility, resulting in unused borrowing availability of $16.5 million. We did not incur any significant costs related to this facility.
     Long-Term Debt
     Our debt balance is primarily comprised of our $200 million 6 1/8% Senior Notes Due 2015. As of September 30, 2007, we were in compliance with the various covenants under our 6 1/8% Senior Notes.
     We estimate for the remainder of 2007 our required principal and interest payments for our outstanding debt to be approximately $0.3 million and capital expenditures to be approximately $38 million, which includes capital expenditures for our new ReedHycalog facility, capital spending related to the manufacture of IntelliServ drill string and capital spending related to capacity expansions and efficiency projects in the Drilling Products segment. In 2007, we currently expect to satisfy all required debt service and capital expenditures during 2007 from operating cash flows, existing cash balances and borrowing availability under our credit facility. Based on our current required principal and interest payments and projected capital expenditures, our operating cash flows, existing cash balances and estimated availability under our credit facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity in the event of a prolonged market downturn to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during any such period. Acquisitions and expansions will be financed from operating cash flows, borrowings under our credit facility, or through a combination of the issuance of additional equity and debt financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount and form of issue dependent on the prevailing market and general economic conditions.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159) which is effective for fiscal years beginning after November 15, 2007. This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not believe the adoption of SFAS No. 159 will have a material impact on our condensed consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements

Forward-Looking Statements and Exposures
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
Off-Balance Sheet Financing
     As of September 30, 2007, we did not have any off-balance sheet hedging, financing arrangements or contracts except for those entered into by our equity method investment VAT, whose financial statements are not consolidated in our financial statements. VAT has entered into forward contracts to cover its currency risk related to accounts receivable and accounts payable, has entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds, and has also entered into an agreement with a bank to sell a significant portion of its accounts receivable.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. At September 30, 2007, our derivative holdings consisted of foreign currency forward contracts.
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
     We transact business in various foreign currencies which subjects our cash flows and earnings to exposure related to changes in foreign currency exchange rates. We attempt to manage this exposure through operational strategies and the use of foreign currency forward exchange contracts. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and we expect any gain or loss on the foreign currency forward exchange contract to be offset by a corresponding gain or loss in the underlying exposure being hedged. All foreign currency contracts are executed with banks that we believe to be creditworthy and are denominated in currencies of major industrial countries. We do not engage in hedging activity for speculative or trading purposes.
     We hedge recognized foreign currency assets and liabilities to reduce the risk that our earnings and cash flows will be adversely affected by changes in the foreign currency exchange rates. We also hedge firmly committed, anticipated transactions in the normal course of business and these contracts are designated and qualify as cash flow hedges.
     Net foreign currency losses, including derivative activity in the current year, for the three-month periods ended September 30, 2007 and 2006 were $1.6 million and $1.2 million, respectively, and for the nine-month periods ended September 30, 2007 and 2006 were $4.6 million and $4.1 million, respectively.

Interest Rates
          As of September 30, 2007, we had fixed rate debt aggregating $204.0 million and variable rate debt aggregating $3.2 million. The variable rate debt exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from September 2007 levels, interest expense would increase by less than $0.1 million annually. The carrying value of the variable interest rate debt approximates fair value as it bears interest at current market rates. However, our fixed rate Senior Notes outstanding at September 30, 2007 subject us to risks related to changes in the fair value of the debt and expose us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $5.1 million.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of September 30, 2007. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report (September 30, 2007), our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
          During the three-month period ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
ITEM 1A. Risk Factors
          For a listing of our risk factors, see Item 1A, “Forward-Looking Statements and Exposures”, in our Form 10-K for the year ended December 31, 2006. There have been no changes to those risk factors during the nine-month period ended September 30, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Following is a summary of our repurchase activity, including trustee purchases related to our executive deferred compensation plan, for the three-month period ended September 30, 2007:

	Number of		Total Number of Shares
	Shares	Average Price	Purchased as Part of a
Period	Purchased (a)	Per Share	Publicly Announced Plan (b)
July 1 - 31, 2007	136,269	$54.91	133,300
August 1 - 31, 2007	629,079	52.98	625,000
September 1 - 30, 2007	2,755	54.90	0

Total	768,103	$53.33	758,300

(a)	Of the 768,103 shares purchased during the three-month period ended September 30, 2007, 9,803 shares were purchased by the trustee for our executive deferred compensation plan for the benefit of the plan participants using funds directed by the plan participants and funds matched by us as provided in the plan. These share purchases were not part of a publicly announced program to purchase common shares.

(b)	In October 2006, our Board of Directors approved a revised stock repurchase program that authorizes the repurchase of up to $350 million of our common stock with no established expiration date. For the three-month period ended September 30, 2007, we repurchased 0.8 million shares at a total cost of $40.4 million. Such shares are reflected in the accompanying Condensed Consolidated Balance Sheets as “Treasury Stock.” At September 30, 2007, there was $85.6 million remaining under this program for future repurchases.

ITEM 6. Exhibits

Exhibit Number	Description

10.1	Supply Agreement, dated as of September 13, 2007, by and between voestalpine Tubulars GmbH & Co KG and Grant Prideco, Inc.

10.2	Purchase and Sale Agreement, dated as of October 29, 2007, by and among Vallourec S.A. and Vallourec & Mannesmann Holdings, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Current Report on Form 8-K filed October 31, 2007, File No. 1-15423).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.
	By:	/s/ MATTHEW D. FITZGERALD
Matthew D. Fitzgerald
Sr. Vice President, Chief Financial Officer and Treasurer

	By:	/s/ GREG L. BOANE
Greg L. Boane
Date: November 9, 2007		Vice President and Controller

EXHIBIT INDEX

Exhibit Number	Description

10.1	Supply Agreement, dated as of September 13, 2007, by and between voestalpine Tubulars GmbH & Co KG and Grant Prideco, Inc.

10.2	Purchase and Sale Agreement, dated as of October 29, 2007, by and among Vallourec S.A. and Vallourec & Mannesmann Holdings, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Current Report on Form 8-K filed October 31, 2007, File No. 1-15423).

31.1	Certification of Michael McShane

31.2	Certification of Matthew D. Fitzgerald

32.1	Section 1350 Certification