Form 10-K
period 2007-12-31
GRANT PRIDECO INC
filed 2008-02-29
CIK 1097313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: $5,693,505,920. This figure is estimated as of June 30, 2007, at which date the closing price of the registrant’s shares on the New York Stock Exchange was $53.83 per share.

Number of shares of Common Stock outstanding as of February 1, 2008: 125,056,427

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

(1) Proxy Statement for 2008 Annual Meeting of Stockholders — Part III

Form 10-K

PART I

Item 1.	Business

General

We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology and specialty tools, manufacturing, sales and service; and a provider of an integrated package of large-bore tubular products and services. Our drill stem and drill bit products are used to drill oil and gas wells while our large-bore tubular products and services are primarily used in completing offshore oil and gas wells. Our customers include oil and gas drilling contractors; major, independent and state-owned oil and gas companies; and other oilfield service companies. We primarily operate through three business segments: (1) Drilling Products and Services, (2) ReedHycalog and (3) Other. Our Other segment includes the results of our XL Systems and IntelliServ, Inc. (IntelliServ) divisions. Additionally, our Corporate segment includes general corporate overhead expenses.

On October 29, 2007, we entered into a definitive Purchase and Sale Agreement with Vallourec S.A and Vallourec & Mannesman Holdings, Inc. (collectively referred to as “Vallourec”) to sell three of the divisions within our former Tubular Technology and Services segment for $800 million in cash, subject to a final working capital adjustment and standard closing conditions (including regulatory approval). We expect the transaction to close in the second quarter of 2008. The divisions included in the sale are Atlas Bradford Premium Threading and Services, TCA Premium Casing and Tube-Alloy Accessories. In addition to the divisions being sold, certain other divisions within our former Tubular Technology and Services segment (located in Canada and Venezuela) have either been sold, are planned to be disposed of, or are otherwise being discontinued. All of these dispositions discussed above are reflected as discontinued operations in our Statements of Operations and prior periods have been revised to reflect this presentation. As the remaining division in the former Tubular Technology and Services segment, XL Systems, is not of continuing significance to report alone as a segment and it does not meet the quantitative thresholds established in Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”, we are discontinuing the Tubular Technology and Services segment and XL Systems is now included in the Other segment along with our IntelliServ division. We have revised our prior period segment reporting to reflect this change.

On December 16, 2007, we entered into an Agreement and Plan of Merger with National Oilwell Varco, Inc. (National Oilwell Varco) that will result in National Oilwell Varco acquiring all of our outstanding shares in exchange for a combination of cash and stock. Upon completion of the transaction, each stockholder of Grant Prideco will receive 0.4498 of a share of National Oilwell Varco common stock and $23.20 in cash for each share of Grant Prideco common stock. All options to purchase Grant Prideco common stock granted under our equity compensation plans that are outstanding at the effective time of the merger will vest and become fully exercisable upon the completion of the merger and will be converted into options to purchase National Oilwell Varco common stock. For shares of restricted Grant Prideco common stock granted to our executive officers and directors under our equity compensation plans that have not vested prior to the merger will, pursuant to their terms, become partially or fully vested upon the effective time of the merger. For all other restricted Grant Prideco common stock that vests based on the passage of time, they will be converted into rights to receive equivalent restricted shares of National Oilwell Varco common stock and will continue to vest based upon the terms of the original grant. See Note 3 to the consolidated financial statements for further discussion of our stock-based compensation. The transaction is subject to shareholder and regulatory approval and other customary terms and conditions. We expect the transaction to close in the second quarter of 2008.

Our business depends primarily on the level of worldwide oil and gas drilling activity, which is directly related to the level of capital spending by major, independent and state-owned exploration and production companies. Changes in the level of capital spending by those exploration and production companies, which is based on their expectation of future oil and gas prices, create variability in drilling activity that results in its commonly observed volatility and cyclicality. The revenues, cash flows and profitability of our business segments generally track the level of domestic and international drilling activity, but the timing of that effect is often different for each of our segments. Along with drilling activity, drill pipe demand is also a function of customer inventory levels. Typically, drill pipe demand lags changes in the worldwide rig count. Additionally, in a declining market, some customers may be contractually required to purchase ordered drill pipe even if they will no longer have an immediate need for pipe. This can create a situation where some customers have excess inventory of drill pipe that could delay their purchases of additional pipe in the future. Drill bit demand and that segment’s earnings and cash flows have more closely tracked the worldwide rig count. In our Other segment, demand for our XL Systems products generally follows the level of worldwide offshore drilling activity.

Grant Prideco, Inc. is a Delaware corporation formed in 1990. Additional information regarding our segments and our revenues and long-lived assets by geographic region can be found in the footnotes to our consolidated financial statements starting on page 37 of this Annual Report on Form 10-K.

Drilling Products and Services Segment

Our Drilling Products and Services segment manufactures and sells a variety of drill stem products used for the drilling of oil and gas wells. The principal products sold by this segment are: (1) drill pipe, (2) drill collars and heavyweight drill pipe and (3) drill stem accessories.

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

Our drill stem products are sold to a variety of customers, including oil and gas drilling contractors, rental tool companies and major, independent and state-owned oil and gas companies. Our customers’ purchasing decisions are generally based on operational requirements, quality, price and delivery. The principal competitors for our drill stem products include Smith International Inc., Texas Steel Conversion, Vallourec and Mannesmann and various smaller local manufacturers in the U.S. and worldwide. We typically compete on quality, technology, price and delivery and we believe we are the technological leader in our industry.

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

Heavyweight Drill Pipe and Other Drill Stem Products

Heavyweight drill pipe is a thick-walled seamless tubular product that is less rigid than a drill collar. Heavyweight drill pipe provides a gradual transition between the heavier drill collar and the lighter drill pipe.

We also provide subs, pup joints (short and odd-sized tubular products) and other drill stem accessories. These products all perform special functions within the drill string as part of the drilling process.

Voest-Alpine Tubulars

Voest-Alpine Tubulars (VAT) is a joint venture between Grant Prideco and the Austrian based Voestalpine Group. We have a 50.01% investment in the joint venture which is located in Kindberg, Austria. VAT owns a tubular mill with an annual capacity of approximately 380,000 metric tons and is the primary supplier of green tubes for our U.S. based production. In addition to producing green tubes, VAT produces seamless tubular products for the Oil Country Tubular Goods (OCTG) market and non-OCTG products used in the automotive, petrochemical, construction, mining, tunneling and transportation industries.

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

ReedHycalog Segment

Our ReedHycalog segment’s products and services are comprised primarily of the drill bit operations of ReedHycalog. This segment is a leading global designer, manufacturer and distributor of drill bits, hole-opening or hole enlarging tools, coring services and other related technology to the oil and gas industry. This segment also services its customer base through a technical sales and marketing network in virtually every significant oil and gas-producing region in the world. All of the products and services are generally sold directly to the upstream oil and gas operators and, to a lesser extent, drilling contractors on turnkey and footage contracts. Competition is based on technical performance, price and service.

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

Drill bits constitute a very small percentage of total well costs, but are a critical component of well-construction economics. The time required to drill a well is directly related to a drill bit’s rate of penetration and footage drilled prior to becoming dull and requiring replacement. On a cost-per-foot basis, selecting the appropriate drill bit significantly reduces drilling costs by decreasing drilling time and the number of trips required in and out of a well. Both roller-cone and fixed cutter bits can be used for shallow, land rig operations where bit costs or bit rental rates are a more significant portion of overall costs. Higher performance roller-cone or fixed-cutter bits with better rates of penetration and longer lives offer the most economic choice for offshore and deep wells where rig rates and trip costs are high.

We provide a complete series of drill bits incorporating advanced materials technology and a range of performance-enhancing features. This broad product offering provides customers with maximum flexibility in selecting drill bits. In addition, we provide drill bit selection, well-planning services and vibration monitoring and control through our field sales and engineering organization.

Hole-opening tools are used to enlarge a well bore and have found the most widespread application in those instances when the operator wants to maximize well bore size below a cased section of the hole. The most prevalent hole opening tools are the bicenter bit and the adjustable string reamer tool. The Bicenter bit is a PDC (polycrystalline diamond compact) bit built such that it can be passed through a fixed inside diameter casing without rotation, and once the bit exits the casing it can be rotated for drilling a larger hole than would be possible with a conventional bit. Bicenter bits are sold under the ReedHycalog trademark BiCentrix®. Our acquisition in October 2006 of Andergauge Ltd. and related companies (collectively, “Andergauge”) provides string reamers under the trademark Anderreamertm. An adjustable string reamer is a tool placed in the bottom-hole assembly (BHA) which has deployable reaming blades on the outside diameter of the tool. When the BHA reaches a point in the wellbore where hole enlargement is required, the Anderreamertm blades can be deployed out of the tool to enlarge the hole to the desired diameter and subsequently retracted as the BHA is tripped out of the hole. Hole-opening tools are also used in a variety of other situations where these tools may provide improvements in well bore quality or increased flexibility in well re-entry. Andergauge also offers a number of other complimentary string tools for wellbore construction such as the AG-itatortm used in drilling extended reach wells.

ReedHycalog Coring Services provide for the extraction of actual geological formations from a drilled well bore to allow geologists to examine the formations at the surface. During 2005, we acquired the assets of Corion Diamond Products, Ltd. (Corion), the market leader in coring services in Canada. One of the coring services utilized at ReedHycalog Coring Services is the Corion Express® system which allows the customer to drill and core a well without tripping pipe. Corion Express utilizes wireline retrievable drilling and coring elements which allow the system to transform from a drilling assembly to a coring assembly and also to wireline retrieve the geological core.

Our principal competitors are Hughes Christensen (a division of Baker Hughes Inc.), Smith Bits (a division of Smith International Inc.), and Security DBS (a division of Halliburton Company), as well as numerous smaller competitors throughout the world.

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

Andergauge

Andergauge has designed, patented, rented and serviced downhole tools since 1986 when Andergauge introduced a downhole adjustable stabilizer (The Andergauge) which is still widely used today for wellbore inclination control. Over the years, Andergauge has continued to innovate and introduce new tools to complement and enhance the drilling process. Those tools include the Anderreamer mentioned above, the Anderdrifttm, a tool used to measure wellbore inclination and the DART 2D rotary steerable tool. The Andergauge offering also includes the unique AG-itatortm tool which reduces drill string friction in many applications allowing for improved weight transfer in an inclined wellbore.

Operations

We manufacture fixed-cutter bits in Stonehouse (U.K.) and in Conroe, Texas and roller-cone bits in Singapore and in Conroe, Texas. Our ReedHycalog Coring Services business is based near Edmonton, Alberta, Canada. In January 2005, in connection with an expansion of our Singapore operations, a significant portion of the production of roller-cone bits was moved from Houston, Texas to Singapore. In 2007, we completed the consolidation of our four United States drill bit and diamond manufacturing locations into a single location in Conroe, Texas, just north of the Houston area.

We market our drill bits, hole opening, coring services and downhole tools through a global sales and marketing network with our employees strategically positioned around the world. Sales people are located in North and South America, Europe, CIS, Africa, Middle East and Asia. The sales force is technologically sophisticated and has developed strong regional expertise.

Other Segment

XL Systems

Our XL System’s product line offers the customer an integrated package of large-bore tubular products and services for offshore wells. This product line includes our proprietary line of wedge thread marine connections on large-bore tubulars and related engineering and design services. We provide this product line for drive pipe, jet strings and conductor casing. We also offer weld-on connections and service personnel in connection with the installation of these products. In early 2007, we completed development of our new high-strength Vipertm weld-on connector that we believe will permit us to penetrate traditional markets that do not require the enhanced performance of our proprietary wedge-thread design.

IntelliServ

In September 2005, we acquired full ownership of IntelliServ, a company focused on the provision of well-site data transmission services. IntelliServ’s core product, “The IntelliServ® Network”, was commercialized in 2006 and incorporates various proprietary mechanical and electrical components into our premium drilling tubulars to allow bi-directional data transfer via the drill string. This network functions at speeds several orders of magnitude higher than current mud pulse and electromagnetic transmission systems and will potentially deliver significant improvements in drilling efficiency and well placement. IntelliServ began its commercial operations in last quarter of 2006 and offers its products and services on a rental basis to oil and gas operators.

Corporate Segment

This segment includes our general corporate overhead expenses.

Other Business Data

Research and Engineering

We maintain an active research and engineering program. The program improves existing products and processes, develops new products and processes and improves engineering standards and practices that serve the changing needs of our customers. Our expenditures for research and engineering activities totaled $38.2 million, $33.6 million and $23.7 million in 2007, 2006 and 2005, respectively.

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

Backlog

As of December 31, 2007, we had a product backlog of $783.0 million, representing 41% of our revenues for the year ended December 31, 2007, of which $778.5 million we expect to complete during 2008. We had a product backlog as of December 31, 2006 and 2005, of $1,157.9 million and $732.1 million, respectively. These year-end backlog amounts represented 76% and 67% of our revenues for those years, respectively. The decrease in product backlog primarily reflects a lower level of new land rigs entering the North American market as compared to last year coupled with capacity additions geared towards reducing customer lead times.

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

Our expenditures to comply with environmental laws and regulations were not material in 2007, and are not expected to be material in 2008. We also believe that we are in material compliance with applicable environmental requirements and our costs for compliance with environmental laws and regulations are generally within the same range as those of our competitors. However, we can offer no assurance that our costs to comply with environmental laws will not be material in the future. Prior to our acquisition of ReedHycalog from Schlumberger LTD (Schlumberger) in 2002, it was conducting remediation of groundwater at certain of its facilities. Based on currently available information, the indemnification provided by Schlumberger in the acquisition agreement and contractual indemnities from other third parties, we do not believe that these matters will result in any material effect on our capital expenditures, earnings or competitive position. However, there can be no guarantee that the indemnities will be available to cover all costs or that material expenditures will not be incurred.

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

Employees

As of January 31, 2008, we had 5,070 employees. Certain of our operations are subject to union contracts that cover approximately 5% of our total employees. We believe our relationship with our employees is good.

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

In addition, rising alloy and steel costs also have the potential to delay increases in demand for our drill stem components. As drill stem products are not consumables, our customers could elect to defer purchases until such time as they determine that steel prices have stabilized or returned to more normalized conditions. Our forward-looking statements do not assume that there will be any reduced demand for our drill stem products as a result of increased prices caused by the current shortages being experienced in the worldwide steel and alloy markets. Reduced demand could adversely affect our results of operations, stockholders’ equity, cash flows and financial condition.

Interruptions of supply of raw materials could materially adversely affect our results of operations.

We rely on various suppliers to supply the components utilized to manufacture our drilling products. The availability of the raw materials is not only a function of the availability of steel, but also the alloy materials that are utilized by our suppliers in manufacturing tubulars that meet our proprietary chemistries. If material disruptions to raw materials availability occur, it could adversely affect our results of operations, stockholders’ equity, cash flows and financial condition and our ability to increase our manufacturing operations to meet the increased revenues upon which our forward-looking statements are based. In this regard, we are party to a green-tube supply agreement with VAT, a company in which we beneficially own a 50.01% interest. This contract currently expires in March 2009. If we or VAT fail to perform under the terms of the contract, it could adversely affect our results of operations, stockholders’ equity, cash flows and financial condition and our ability to increase our manufacturing operations to meet the increased revenues upon which our forward-looking statements are based.

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

For the year ended December 31, 2007, we derived approximately 42% of our revenues from our facilities outside the United States. In addition, a large part of sales from our domestic locations were for use in foreign countries. Many of our key manufacturing operations are outside of the United States, including Mexico, Italy, United Kingdom, China, Indonesia and Singapore. Our operations in certain international locations are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

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

We manufacture and sell drill pipe locally through our Chinese operations. As is customary in this country, our Chinese operations may settle receivables and payables through bearer bonds and notes. At December 31, 2007, we were holding no such notes. To date, our Chinese operations have not experienced significant losses as a result of such practice; however, there can be no assurance that such losses would not occur in the future. Any such losses could have a material adverse effect on our results of operations in the period in which they occur.

We have an agreement with VAT, an entity of which we own 50.01%, to purchase green tubulars. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any “anti-dumping” duties in the United States on the resale of these tubulars, which could affect our ability to resell the tubulars in the United States. Further, our long-term supply contract with VAT is denominated in Euros. Although we have hedged our foreign currency risk with respect to this contract, there is no assurance our hedging strategy will be effective or that we will continue hedging our foreign currency exposure with respect to this contract. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could materially adversely affect our results of operations, stockholders’ equity, cash flows and financial condition.

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

The following table describes the principal manufacturing, other facilities and offices we currently own or lease that are being utilized in our continuing operations. We believe that our manufacturing facilities are well maintained and suitable for their intended purpose.

		Facility Size
Location	Tenure	(Sq.Ft.)	Utilization

Drilling Products and Services
Navasota, Texas	Owned	347,000	Manufacture of drill stem products
Veracruz, Mexico	Leased	303,400	Manufacture of tool joints and processing of drill pipe
Baimi Town, Jiangyan, Jiangsu China	Leased	49,428	Manufacture of drill stem products
Tianjin, China	Leased	100,912	Manufacture of upset to grade and finished drill pipe
Turin, Italy	Owned	60,400	Manufacture of tool joints
Jurong, Singapore	Leased	33,600	Manufacture of drill collars, accessories and threading services
Batam Island, Indonesia	Owned	25,984	Manufacture of drill pipe
ReedHycalog
Conroe, Texas	Owned	348,288	Manufature of roller-cone, fixed-cutter and bi-center bits and PDC cutters
Houston, Texas	Leased	11,095	Assembly and machining of downhole tools
	Leased	33,800	Assembly and machining of downhole tools
Stonehouse, U.K	Owned	76,900	Manufacture of fixed-cutter bits
Jurong, Singapore	Leased	370,461	Manufacture of roller-cone bits
Aberdeen, Scotland	Owned	29,740	Assembly and machining of downhole tools
Other
Beaumont, Texas	Owned	39,877	Premium threading services and manufacture of conductors
Vlissingen, The Netherlands	Leased	71,344	Premium threading services and manufacture of conductors
Batam Island, Indonesia	Owned	14,761	Premium threading services and manufacture of conductors
Provo, Utah	Owned	105,604	Manufacture of IntelliServ ® Network products
Corporate
Houston, Texas	Leased	42,534	Corporate headquarters
The Woodlands, Texas	Leased	61,831	Sales and administrative offices

Item 3.	Legal Proceedings

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

As of the date of this Annual Report on Form 10-K, we are aware of five shareholder lawsuits that have been filed in connection with the proposed merger between us and National Oilwell Varco. These lawsuits, each of which has been filed in the District Court of Harris County, Texas, against us, our board of directors and, in one case, National Oilwell Varco, are as follows: Mark Bornstein, On Behalf of Himself and All Others Similarly Situated vs. Grant Prideco, Inc., et al., Cause No. 2007-76092, In the District Court of Harris County, Texas, 269th Judicial District; Catholic Medical Mission Board, On Behalf of Itself and All Others Similarly Situated vs. Grant Prideco, Inc., et al., Cause No. 2007-76418, In the District Court of Harris County, Texas, 55th Judicial District; Thomas Gray, On Behalf of Himself and All Others Similarly Situated vs. Grant Prideco, Inc., et al., Cause No. 2007-76419, In the District Court of Harris County, Texas, 133rd Judicial District; Roslyn Feder, On Behalf of Herself and All Others Similarly Situated vs. Grant Prideco, Inc., et al., In the District Court of Harris County, Texas, 61st Judicial District; and Kenneth Engberg, On Behalf of Himself and All Others Similarly Situated vs. Grant Prideco, Inc., et al., Cause No. 2008-02244, In the District Court of Harris County, Texas, 281st Judicial District.

Each of the plaintiffs in these five lawsuits alleges that they are stockholders of us and each of these five lawsuits is brought as putative class action. Each of these lawsuits alleges that the proposed merger consideration is inadequate and that we and our individual directors breached fiduciary duties owed to our stockholders in connection with the proposed merger. Additionally, in the Bornstein suit, plaintiff alleges that National Oilwell Varco aided and abetted the alleged breach of fiduciary duty by us and our board of directors. The plaintiffs in each of these actions seek certification of their lawsuits as class actions, seek to enjoin the proposed merger and also ask for other legal and equitable relief, including an award of attorneys’ fees and costs of court. On January 17, 2008, we filed a motion requesting that all of these shareholder actions be consolidated with the Bornstein case in the 269th Judicial District Court of Harris County, Texas. The Court has not yet ruled on this motion to consolidate.

This litigation is in its very early stages; however, National Oilwell Varco and us believe that each of these five lawsuits is without merit and intend to defend them.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has a par value of $0.01 per share and is listed and traded on the New York Stock Exchange (NYSE) under the symbol “GRP.” The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NYSE:

	High	Low

2007
First quarter	$50.71	$35.61
Second quarter	59.99	48.00
Third quarter	59.50	48.38
Fourth quarter	56.94	44.67
2006
First quarter	$51.47	$35.67
Second quarter	55.43	39.70
Third quarter	48.33	34.32
Fourth quarter	45.32	33.11

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

At February 1, 2008, we had 2,321 record holders of our common stock.

Share Repurchases

Following is a summary of our repurchase activity, including trustee purchases related to our executive deferred compensation plan, for the three-month period ending December 31, 2007:

	Number of		Total Number of Shares
	Shares	Average Price	Purchased as Part of a
Period	Purchased(a)	per Share	Publicly Announced Plan(b)

October 1 — 31, 2007	3,173	$47.56	—
November 1 — 30, 2007	1,794,383	47.25	1,791,021
December 1 — 31, 2007	1,181,527	48.36	1,178,685

Total	2,979,083	$47.69	2,969,706

(a)	Of the 2,979,083 shares purchased during the three-month period ended December 31, 2007, 9,377 shares were purchased by the trustee for our executive deferred compensation plan for the benefit of the plan participants using funds directed by the plan participants and funds matched by us as provided in the plan. These share purchases were not part of a publicly announced program to purchase common shares.

(b)	In 2006, our Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $350 million of our common stock with no established expiration date. In 2007, our Board of Directors approved an increase in our stock repurchase program by $300 million (to $650 million from $350 million). For the three-month period ended December 31, 2007, we repurchased 3.0 million shares at a total cost of $141.6 million. Such shares are reflected in the accompanying Consolidated Balance Sheets as “Treasury Stock.” At December 31, 2007, there was $244.0 million remaining under this program for future repurchases.

Five-Year Performance Graph

This graph compares the yearly cumulative return on the common stock with the cumulative return on the S&P 500 and the Philadelphia Oilfield Service Index (“OSX”) since December 31, 2002. The graph assumes the value of the investment in the common stock and each index was $100 on December 31, 2002, and that all dividends are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Grant Prideco, Inc., The S&P 500 Index
And The PHLX Oil Service Sector Index

	12/02	12/03	12/04	12/05	12/06	12/07
Grant Prideco, Inc.	100.00	111.86	172.25	379.04	341.67	476.89
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
PHLX Oil Service Sector	100.00	116.44	157.54	236.42	267.49	395.88

Item 6.	Selected Financial Data

The following presents selected historical financial data derived from our audited consolidated financial statements and is not necessarily indicative of results to be expected in the future. This information has been adjusted in all periods to reflect the sale of our Atlas Bradford Premium Threading and Services, TCA Premium Casing and and Tube-Alloy Accessories to Vallourec, including the disposal of certain other divisions in Canada and Venezuela, and the sale of our Texas Arai division in 2004 as discontinued operations. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007(a)	2006(a)(b)	2005(c)	2004(d)	2003(e)
	(In thousands, except per share data)

Operating Data:
Revenues	$1,908,634	$1,530,259	$1,089,266	$767,572	$628,481
Operating Income	580,729	470,724	233,929	121,340	36,174
Income (Loss) from Continuing Operations	478,197	404,106	139,553	50,849	(3,404)
Net Income	519,236	464,584	189,004	55,266	5,190
Income (Loss) Per Share:
Income (Loss) from Continuing Operations:
Basic	3.73	3.10	1.10	0.41	(0.03)
Diluted	3.69	3.05	1.07	0.40	(0.03)
Net Income:
Basic	4.05	3.56	1.49	0.45	0.04
Diluted	4.01	3.50	1.45	0.44	0.04
Balance Sheet Data (At End of Period):
Total Assets	$2,350,704	$2,022,067	$1,540,284	$1,344,466	$1,262,061
Long-Term Debt	176,095	237,212	217,484	377,773	426,853
Stockholders’ Equity	1,709,801	1,362,883	996,155	705,541	606,114

(a)	See discussion of other operating items related to 2007 and 2006 in Note 6 to the consolidated financial statements for further discussion.

(b)	Includes a license and royalty payment in 2006 of $20.0 million we received in exchange for the use of ReedHycalog’s patented technology for the shallow leaching of PDC cutters (see Note 5 to the consolidated financial statements for further discussion).

(c)	Includes total refinancing charges of $57.1 million in 2005, which includes $35.4 million related to replacing our previous $190 million credit facility with a new $350 million credit facility, and an early redemption of our $200 million 9 5/8% Senior Notes due 2007 and $21.7 million related to the repurchase of substantially all of our 9% Senior Notes.

(d)	Includes $9.0 million of charges in 2004, which include $3.8 million related to the relocation of the Company’s Corporate offices, $2.0 million due to lease termination, severance and other exit costs related to the Drilling Products rationalization program and $3.2 million of severance costs related to the Tubular Technology and Services organizational restructuring.

(e)	Includes $37.8 million of charges in 2003, which includes $24.9 million related to fixed asset write-downs, $6.4 million related to inventory reserves for exited product lines, $6.4 million related to asset impairments, $1.5 million related to stock-based compensation expense offset by a benefit of $1.4 million related to the settlement of a contingent liability.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position as of December 31, 2007 and 2006, and our results of operations for each of the three years in the period ended December 31, 2007. This discussion should be read with our consolidated financial statements and their notes included elsewhere in this Annual Report on Form 10-K.

The discussion of our results of operations and financial condition contains statements relating to our future results, including certain projections and trends, which constitute forward-looking statements. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in these forward-looking statements and other disclosures. These risks and uncertainties are more fully described under “Item 1A. Risk Factors” above. As used herein, unless otherwise required by the context, the term “Grant Prideco” refers to Grant Prideco, Inc. and the terms “we,” “our” and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as “group,” “organization,” “we,” “us,” “our” and “its,” or references to specific entities, are not intended to be a precise description of corporate relationships.

General

We are the world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology and specialty tools, manufacturing, sales and service; and a provider of an integrated package of large-bore tubular products and services. We primarily operate through three business segments: (1) Drilling Products and Services, (2) ReedHycalog and (3) Other. Our Other segment includes the results of our XL System, previously reported under our former Tubular Technology and Services segment (see “Discontinued Operations” below for further discussion), and IntelliServ divisions. Additionally, we have a Corporate segment which includes general corporate overhead expenses.

Discontinued Operations

On October 29, 2007, we entered into a definitive Purchase and Sale Agreement with Vallourec to sell three of the divisions within our former Tubular Technology and Services segment for $800 million in cash, subject to a final working capital adjustment and standard closing conditions (including regulatory approval). We expect the transaction to close in the second quarter of 2008. The divisions included in the sale are Atlas Bradford Premium Threading and Services, TCA Premium Casing and Tube-Alloy Accessories. These divisions provide a full range of premium threaded connections for casing, production tubing and other accessory equipment and also manufacture and sell premium casing for use with third-party connections. In addition to the divisions being sold, certain other divisions within our former Tubular Technology and Services segment (located in Canada and Venezuela) have either been sold, are planned to be disposed of, or are otherwise being discontinued. All of these dispositions discussed above are reflected as discontinued operations in our Statements of Operations and prior periods have been revised to reflect this presentation. As the remaining division in the Tubular Technology and Services segment, XL Systems, is not of continuing significance to report alone as a segment and it does not meet the quantitative thresholds established in SFAS No. 131, we are discontinuing the Tubular Technology and Services segment and XL Systems is now included in the Other segment along with our IntelliServ division. We have revised our prior period segment reporting to reflect this change. The pending sale to Vallourec does not impact the pending merger with National Oilwell Varco discussed below under “Pending Merger”.

Pending Merger

On December 16, 2007, we entered into an Agreement and Plan of Merger with National Oilwell Varco that will result in National Oilwell Varco acquiring all of our outstanding shares in exchange for combination of cash and stock. Upon completion of the transaction, each stockholder of Grant Prideco will receive 0.4498 of a share of National Oilwell Varco common stock and $23.20 in cash for each share of Grant Prideco common stock. All options to purchase Grant Prideco common stock granted under our equity compensation plans that are outstanding at the effective time of the merger will vest and become fully exercisable upon the completion of the merger and will be converted into options to purchase National Oilwell Varco common stock. For shares of restricted Grant Prideco common stock granted to our executive officers and directors under our equity compensation plans that have not vested prior to the merger will, pursuant to their terms, become partially or fully vested upon the effective time of the merger. For all other restricted Grant Prideco common stock that vests based on the passage of time, they will be converted into rights to receive equivalent restricted shares of National Oilwell Varco common stock and will continue to vest based upon the terms of the original grant. See Note 3 to the consolidated financial statements for further discussion of our stock-based compensation. The transaction is subject to shareholder and regulatory approval and other customary terms and conditions. We expect the transaction to close in the second quarter of 2008. This merger does not impact the pending sale or disposition of a significant portion of our tubular businesses as discussed above under “Discontinued Operations”.

License and Royalty Agreement

In September 2006, we entered into a technology licensing agreement with a competitor to use ReedHycalog’s patented technology for the shallow leaching of PDC cutters in exchange for $20.0 million, which is reflected as “License and Royalty Income” in the accompanying Consolidated Statements of Operations in 2006, and future royalty payments. Beginning on April 1, 2008, we will be paid, on a quarterly basis, a royalty determined on actual licensed drill bits invoiced by the competitor. We will recognize these royalties as income in the period the competitor sells our licensed drill bits.

Acquisition

On October 13, 2006, we acquired Andergauge for approximately $117.7 million, including cash acquired, and a non-interest bearing note payable of $5.0 million plus the assumption of net debt of approximately $39.9 million and related transaction expenses. Andergauge, based in Aberdeen, Scotland, is a provider of specialized downhole drilling tools, including the Anderreamer and AG-itatortm, and provides services related to these tools. Andergauge’s results of operations are included in the ReedHycalog segment from the date of acquisition.

Market Trends

Our business depends primarily on the level of worldwide oil and gas drilling activity, which is directly related to the level of capital spending by major, independent and state-owned exploration and production companies. Changes in the level of capital spending by those exploration and production companies, which is based on their expectation of future oil and gas prices, create variability in drilling activity that results in its commonly observed volatility and cyclicality. The revenues, cash flows and profitability of our business segments generally track the level of domestic and international drilling activity, but the timing of that effect is often different for each of our segments. Along with drilling activity, drill pipe demand is also a function of customer inventory levels. Typically, drill pipe demand lags changes in the worldwide rig count. Additionally, in a declining market, some customers may be contractually required to purchase ordered drill pipe even if they will no longer have an immediate need for pipe. This can create a situation where some customers have excess inventory of drill pipe that could delay their purchases of additional pipe in the future. Drill bit demand and that segment’s earnings and cash flows have more closely tracked the worldwide rig count. In our Other segment, demand for our XL Systems products generally follows the level of worldwide offshore drilling activity.

During the periods below, the revenues, profitability and cash flows from each of our business segments were impacted by changes in oil prices, gas prices and rig counts. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

	Year Ended December 31,
	2007	2006	2005

WTI Oil(a)
Average	$72.23	$66.09	$56.59
Ending	96.00	61.05	61.04
Henry Hub Gas(b)
Average	$6.97	$6.73	$8.89
Ending	7.16	5.50	9.52
North American Rig Count(c)
Average	2,111	2,118	1,838
Ending	2,171	2,174	2,045
International Rig Count(c)
Average	1,005	925	908
Ending	1,036	951	948

(a)	Price per barrel of West Texas Intermediate (WTI) crude as of the dates presented above. Source: Bloomberg Energy/Commodity Service.

(b)	Price per MMBtu as of the dates presented above. Source: Bloomberg Energy/Commodity Service.

(c)	Source: Baker Hughes Rig Count (International Rig Count excludes China and the Former Soviet Union).

Future Market Trends and Expectations

On December 16, 2007, we entered into an Agreement and Plan of Merger with National Oilwell Varco that will result in National Oilwell Varco acquiring all of our outstanding shares in exchange for combination of cash and stock. The agreement provides that until the effective time of the merger, Grant Prideco will conduct its business in the ordinary course in all material respects, in substantially the same manner as conducted prior to the date of the merger agreement, subject to certain conditions and restrictions. In addition, Grant Prideco has agreed not to, except with prior written consent of National Oilwell Varco, incur or commit to any capital expenditures other than in the ordinary course of business or as contemplated by the capital budget.

In the ordinary course of business, our business model strives to position ourselves globally while remaining focused on efficiencies so we can achieve industry leading returns as compared to other oilfield service companies. This model requires the continuous development of technology either through new products or the enhancement of existing products, while maintaining a rigorous focus on cost structure and capital efficiency.

We anticipate future results will be based on the level of drilling activity and our customers’ views regarding the sustainability of that activity. These perceptions depend on their views regarding oil and natural gas prices. When forecasting our 2008 performance, we relied on assumptions about the market for these commodities, our customers and suppliers, our backlog and past results. We expect drilling activity in 2008 to approximate the average worldwide drilling activity level experienced in 2007 and if this outlook continues so that the expectation for 2009 is similar, then we expect earnings for 2008 to exceed that of 2007. Our results could materially differ from what we anticipate if any of our assumptions, such as customer expectations of commodity price strength or drilling activity, prove to be incorrect. In addition, our businesses’ operations, financial condition and results of operations are subject to numerous risks and uncertainties that if realized could cause our actual results to differ substantially from our forward-looking statements. These risks and uncertainties are further described in Item “1A. Risk Factors” of this report.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

The following table summarizes the results of the Company:

	Year Ended December 31,
	2007		2006		$ Change	% Change
			(In thousands)

Revenues:
Drilling Products and Services	$1,175,632		$888,661		$286,971	32%
ReedHycalog	610,738		504,648		106,090	21%
Other	122,264		136,950		(14,686)	(11)%

Total Revenues	1,908,634		1,530,259		378,375	25%
Operating Income (Loss):
Drilling Products and Services	470,142		323,189		146,953	45%
ReedHycalog	169,567	(a)	185,087	(b)	(15,520)	(8)%
Other	3,878		9,018		(5,140)	(57)%
Corporate	(62,858	)(a)	(46,570	)(c)	(16,288)	35%

Total Operating Income	580,729		470,724		110,005	23%
Interest Expense	(14,202)		(16,021)		1,819	(11)%
Other Expense, Net	(1,641)		(3,803)		2,162	(57)%
Equity Income in Unconsolidated Affiliate	124,332		125,597		(1,265)	(1)%

Income from Continuing Operations
Before Income Taxes and Minority Interests	689,218		576,497		112,721	20%
Income Tax Provision	(201,088)		(162,030)		(39,058)	24%
Minority Interests	(9,933)		(10,361)		428	(4)%

Income from Continuing Operations	478,197		404,106		74,091	18%
Discontinued Operations, Net of Tax	41,039		60,478		(19,439)	(32)%

Net Income	$519,236		$464,584		$54,652	12%

(a)	Includes $4.3 million of ReedHycalog plant relocation costs and $2.1 million in legal and professional fees, included in our Corporate segment, related to the pending merger with National Oilwell Varco (see Note 6 to the consolidated financial statements for further discussion).

(b)	Includes a license and royalty payment of $20.0 million we received in exchange for the use of ReedHycalog patented technology for the shallow leaching of PDC cutters (see Note 5 to the consolidated financial statements for further discussion).

(c)	Includes a $3.9 million benefit from the settlement of a trade credit dispute (see Note 6 to the consolidated financial statements for further discussion).

Consolidated revenues increased $378.4 million, or 25%, while the worldwide average rig count increased 2%. Consolidated operating income increased $110.0 million, or 23%, and operating income margins decreased slightly to 30% from 31% in the prior year. Operating income in 2006 includes a $20.0 million license and royalty fee from a drill bit license agreement with a competitor and a $3.9 million benefit from the settlement of a trade credit dispute.

Other operating expenses (sales and marketing, general and administrative and research and engineering) as a percentage of revenues decreased from 19% to 18%. This improvement is primarily due to increased revenue base.

Segment Results

Drilling Products and Services

Revenues for the Drilling Products and Services segment increased $287.0 million, or 32%. Operating income increased $147.0 million, or 45%, year-over-year and operating income margin of 40% was up from 36%. These results reflect increased volumes, improved pricing and a higher-margin product mix as this segment benefited from strong product demand and capacity additions completed since last year. Drill pipe footage sold increased 2.0 million feet, or 14%, and average sales price per foot increased by 21%. Additionally, heavyweight drill pipe and drill collar sales increased year-over-year due to overall increased activity and were partially offset by lower tool joint sales due to this segment shifting sales from third-party customers to internal use in 2007. Total backlog for this segment was $740.5 million at December 31, 2007, which is down $369.3 million compared to the same prior year period reflecting a lower level of new land rigs entering the North American market coupled with capacity additions during the year geared towards reducing customer lead times.

ReedHycalog

Revenues for the ReedHycalog segment increased by 21% to $610.7 million, operating income decreased by 8% to $169.6 million and operating income margins decreased from 37% to 28%. The increase in revenues is due to incremental revenues related to the acquisition of Andergauge coupled with increased revenues outside North America, primarily in the Middle East. These increases are partially offset by drill bit revenue decreases in Canada due to lower drilling activity. Additionally, revenues increased in coring services due to increased activity related to heavy oil sands in the first part of 2007. Operating income margins declined compared to the same period in the prior year primarily due to $20.0 million in license and royalty income in 2006 that was not repeated in 2007, manufacturing cost inefficiencies during the phase-out of production at four of our existing facilities and the startup of our new Conroe facility, an inventory valuation adjustment for PDC cutters transferred from our Provo facility and direct costs associated with moving equipment into the new Conroe facility.

Other

Revenues for the Other segment decreased by 11% to $122.3 million. Operating income decreased 57% from $9.0 million to $3.9 million year-over-year. These decreases were primarily attributable to our XL Systems division as 2006 included activity from large projects in Nigeria which declined in 2007 due to the unstable political environment in that region and rig availability. These decreases were partially offset by increased activity at our IntelliServ division that began commercial operations in 2006.

Corporate

Corporate operating loss increased to $62.9 million in 2007 from $46.6 million in 2006 due to increased legal costs related to our patent litigation, stock-based incentive costs and costs associated with the pending merger with National Oilwell Varco.

Other Items

Interest expense decreased $1.8 million in 2007 compared to 2006 due primarily to the capitalization of interest related to significant capital expenditure projects during 2007. Significant projects included the new ReedHycalog headquarters and consolidated U.S. manufacturing facility located in Conroe, Texas and two new weld lines in our Drilling Products and Services segment.

Other expense, net decreased from $3.8 million to $1.6 million due to increased interest income from short-term investments we held throughout the year.

Equity income from unconsolidated affiliate decreased slightly to $124.3 million from $125.6 million, which represents equity earnings from our investment in Voest-Alpine Tubulars (VAT), due to lower sales of its OCTG products.

The Company’s effective tax rate was 29.2% in 2007 compared to 28.1% for 2006. The increase in the annual rate from 28.1% to 29.2% results primarily from the release of a valuation allowance related to foreign tax credits in the prior year.

Income from our discontinued operations, which primarily includes the results from our Atlas Bradford Premium Threading and Services, TCA Premium Casing and Tube-Alloy Accessories, decreased by 32% to $41.0 million, net of tax. The decrease is primarily attributable to decreased activity at our TCA heat-treat facility due to destocking of distributor inventories due to softer Gulf of Mexico activity and increased mill capacity in 2007.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The following table summarizes the results of the Company:

	Year Ended December 31,
	2006		2005	$ Change	% Change
	(In thousands)

Revenues:
Drilling Products and Services	$888,661		$593,066	$295,595	50%
ReedHycalog	504,648		398,227	106,421	27%
Other	136,950		97,973	38,977	40%

Total Revenues	1,530,259		1,089,266	440,993	40%
Operating Income (Loss):
Drilling Products and Services	323,189		175,091	148,098	85%
ReedHycalog	185,087	(a)	98,616	86,471	88%
Other	9,018		7,396	1,622	22%
Corporate	(46,570	)(b)	(47,174)	604	(1)%

Total Operating Income	470,724		233,929	236,795	101%
Interest Expense	(16,021)		(28,881)	12,860	(45)%
Other Income (Expense), Net	(3,803)		7,036	(10,839)	(154)%
Equity Income in Unconsolidated Affiliates	125,597		58,259	67,338	116%
Refinancing Charges	—		(57,086)	57,086	(100)%

Income from Continuing Operations
Before Income Taxes and Minority Interests	576,497		213,257	363,240	170%
Income Tax Provision	(162,030)		(63,755)	(98,275)	154%
Minority Interests	(10,361)		(9,949)	(412)	4%

Income from Continuing Operations	404,106		139,553	264,553	190%
Discontinued Operations, Net of Tax	60,478		49,451	11,027	22%

Net Income	$464,584		$189,004	$275,580	146%

(a)	Includes a license and royalty payment of $20.0 million we received in exchange for the use of ReedHycalog patented technology for the shallow leaching of PDC cutters (see Note 5 to the consolidated financial statements for further discussion).

(b)	Includes a $3.9 million benefit from the settlement of a trade credit dispute (see Note 6 to the consolidated financial statements for further discussion).

Consolidated revenues increased $441.0 million, or 40%, while the worldwide average rig count increased 11%. Consolidated operating income increased $236.8 million, or 101%, and operating income margins increased from 21% to 31%. Operating income in 2006 includes a $20.0 million license and royalty fee from a drill bit license agreement with a competitor and a $3.9 million benefit from the settlement of a trade credit dispute. Improved margins reflect strong market activity and better pricing at all of our segments.

Other operating expenses (sales and marketing, general and administrative and research and engineering) as a percentage of revenues decreased to 19% from 23%. This improvement is primarily due to increased revenue base partially offset by increased activity from IntelliServ, included in our Other segment, as this division transitions from the product development stage to an operational entity.

Segment Results

Drilling Products and Services

Revenues for the Drilling Products and Services segment increased $295.6 million, or 50%. Operating income increased $148.1 million, or 85%, year-over-year and operating income margin of 36% was up from 30%. These results primarily reflect increased volumes and improved pricing related to drill pipe sales. Drill pipe footage sold increased 3.3 million feet, or 30%, and average sales price per foot increased by 17%. Additionally, heavyweight drill pipe, drill collar and tool joints sales increased year-over-year due to increased activity. Total backlog for this segment was $1.1 billion at December 31, 2006 as compared to $0.7 billion at December 31, 2005. This segment also benefited from capacity additions in 2006 at its U.S. and Mexico manufacturing facilities.

ReedHycalog

Revenues for the ReedHycalog segment increased $106.4 million, or 27%. This increase was attributable to increased revenues in U.S. and Canada reflecting the 15% increase in the average North American rig count, increased revenues at certain regions outside of North America due to increased activity and focused sales programs and incremental revenues from our acquisitions of Corion in July 2005 and Andergauge in October 2006. Operating income increased $86.5 million, or 88%, and operating income margins increased from 25% to 37%. Operating income in 2006 includes a $20.0 million royalty and license fee from a competitor for the use of ReedHycalog’s patented technology. Additionally, the increase in margins also reflects improved pricing of its fixed-cutter bits in the U.S. markets and better rental fleet management.

Other

Revenues for the Other segment increased by 40% to $137.0 million. Operating income increased 22% to $9.0 million year-over-year, however, operating income margins decreased slightly from 8% to 7% in 2006. The increase in revenues and operating income is due to the increase in international activity at this segment’s XL Systems division coupled with favorable product mix as this division’s margins increased from 15% to 21% year-over-year. However, this margin increase was more than offset by increased operating and research and engineering expenses at IntelliServ as this division is transitioning from product development to commercial activity in 2006.

Corporate

Corporate operating loss decreased to $46.6 million in 2006 from $47.2 million in 2005. Corporate operating losses decreased primarily due to a $3.9 million benefit in 2006 related to a favorable trade credit settlement (see Note 6 to the consolidated financial statements for further discussion) partially offset by increased incentive compensation costs.

Other Items

Interest expense decreased $12.9 million due to lower average debt balances year-over-year as a result of our comprehensive debt restructuring during 2005.

Other income (expense), net decreased from income of $7.0 million in 2005 to expense of $3.8 million in 2006 primarily due to foreign exchange losses from a weakened U.S. dollar.

Equity income from unconsolidated affiliates increased to $125.6 million from $58.3 million, which primarily reflects increased earnings from VAT. VAT benefited from increased volume and pricing for seamless OCTG products, especially in international markets.

Refinancing charges of $57.1 million in 2005 were incurred in connection with our debt restructuring program, which includes $35.4 million related to replacing our previous $190 million credit facility with a new $350 million credit facility and an early redemption of our $200 million 9 5/8% Senior Notes due 2007 and $21.7 million related to the repurchase of substantially all of our 9% Senior Notes.

The Company’s effective tax rate was 28.1% in 2006 compared to 29.9% for 2005. The reduction in the annual rate to 28.1% results primarily from additional utilization of foreign tax credit carryforwards, research and development credits, a reduction in the tax rate in China and increased domestic manufacturing deductions.

Income from our discontinued operations, which primarily includes results from our Atlas Bradford Premium Threading and Services, TCA Premium Casing and Tube-Alloy Accessories, increased by 22% to $60.5 million, net of tax. The increase reflects improved volumes and pricing across all these product lines due to increased drilling activity year-over-year. Additionally, the Tube-Alloy division had increased international activity while TCA had strong results in the first half of 2006 which slowed down in the second half of the year due to available mill capacity and as distributors focused on reducing inventory levels at year-end.

Liquidity and Capital Resources

We believe that we are positioned to take advantage of the strong market for our products and services, to take advantage of strategic opportunities as they become available and to maintain sufficient company liquidity in the event of a downturn. In 2006, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $350 million of our common stock. In 2007, our Board of Directors approved an increase in our stock repurchase program by $300 million (to $650 million from $350 million). For the year ended December 31, 2007, we repurchased 5.2 million shares at a total cost of $244.3 million. Such shares are reflected in the accompanying Consolidated Balance Sheets as “Treasury Stock.” At December 31, 2007, there was $244.0 million remaining under this program for future repurchases. We may repurchase our shares in the open market based on, among other things, our ongoing capital requirements and expected cash flows, the market price and availability of our stock, regulatory and other restraints and general market conditions. The repurchase program does not have an established expiration date.

In 2007, our Singapore divisions entered into a $20.0 million unsecured credit facility with Citibank, N.A. Singapore Branch (see “Singapore Credit Facility” below).

At December 31, 2007, we had cash of $161.0 million, working capital of $978.6 million and unused borrowing availability of $364.0 million under our credit facilities, compared to cash of $57.3 million, working capital of $640.1 million and unused borrowing availability under our credit facility of $306.8 million at December 31, 2006.

The following table summarizes our cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net Cash Provided by Operating Activities	$488,291	$394,100	$194,676
Net Cash Used in Investing Activities	(116,361)	(210,644)	(69,672)
Net Cash Used in Financing Activities	(269,057)	(154,609)	(144,180)

Operating Activities

Net cash flow provided by operating activities increased by $94.2 million in 2007 compared to 2006 primarily due to increased operating revenues and profits as a result of capacity additions, prior year acquisitions and additional dividends received from VAT, which was partially offset by a use of cash of $16.8 million primarily related to the timing of payments of accounts payable.

Net cash flow provided by operating activities increased by $199.4 million in 2006 compared to 2005 primarily due to improved operating results reflecting the continued strengthening in the oil and gas drilling markets. Cash flow before changes in operating assets and liabilities increased by $248.8 million reflecting the increase in activity, which was partially offset by a use of cash of $49.4 million related to a net increase in operating assets. Due to the strong market, sales have increased which is reflected in increased accounts receivable coupled with a build up in inventory in anticipation of sales. Additionally, tax payments during the year were partially offset by cash provided by increased accounts payable.

Investing Activities

Net cash used in investing activities decreased by $94.3 million in 2007 compared to 2006. Cash payments for business acquisitions decreased $108.6 million as the Company had no acquisitions in 2007. Capital expenditures in 2007 were $123.5 million compared to $100.2 million in 2006. The increase in capital expenditures primarily relates to increased spending at our ReedHycalog segment due to the consolidation of four U.S. drill bit and diamond manufacturing locations into a new facility (expended $24.7 million in 2007) in Conroe, Texas. Offsetting the cash used in investing activities was a $9.0 million increase in cash received from the sale of fixed assets primarily due to the sale of land and buildings related to a ReedHycalog manufacturing location and land and buildings located in Canada.

Net cash used in investing activities increased by $141.0 million in 2006 compared to 2005. Cash payments for business acquisitions increased $72.8 million due to the acquisition of Andergauge for $106.6 million in October 2006. Additionally, 2005 included investments in subsidiaries of $5.3 million related to IntelliServ, in which we acquired the remaining 50% interest in September 2005. Capital expenditures in 2006 were $100.2 million compared to $29.5 million in 2005, an increase of $70.7 million, and include costs related to our new ReedHycalog facility, capital spending related to the manufacture of IntelliServ drill strings and capital spending related to capacity expansions and efficiency projects in our Drilling Products and Services and Other segments.

Financing Activities

Net cash used in financing activities increased by $114.4 million in 2007 compared to 2006. This increase reflects increased share repurchase activity of $82.8 million and increased payments on debt in 2007 of $43.8 million. Offsetting the increase in cash used in financing activities is cash provided by financing activities of $12.2 million, which primarily includes an $8.0 million increase in excess tax benefits related to stock option exercises and a $3.2 million increase in proceeds received from the issuance of common stock.

Net cash used in financing activities increased by $10.4 million in 2006 compared to 2005. This increase reflects payments on Andergauge debt assumed in 2006 of $46.2 million, lower proceeds from common stock issuances of $56.4 million and share repurchases of $161.7 million, partially offset by lower net payments on debt and debt issue costs of $238.3 million in 2006 primarily in connection with our debt restructuring in 2005. Additionally, due to the adoption of SFAS No. 123(R) at January 1, 2006, excess tax benefits related to stock option exercises are now reflected in financing activities, which were $15.6 million for 2006.

Short-Term Debt

Singapore Credit Facility

In May 2007, our Singapore divisions entered into a $20.0 million unsecured credit facility with Citibank, N.A. Singapore Branch (Singapore Credit Facility). The Singapore Credit Facility is to be used locally for working capital or general operating purposes and also provides availability for stand-by letters of credit and bank guarantees up to $5.0 million. The Singapore Credit Facility has no expiration date but borrowings are repayable upon demand and may not be outstanding for more than a twelve-month period. The Singapore Credit Facility is guaranteed by us.

Amounts outstanding under the Singapore Credit Facility accrue interest at the Citibank prime rate on the borrowing date plus 0.75% and any unused portion of the credit facility is not subject to a commitment fee. There are no financial covenants associated with the Singapore Credit Facility.

As of December 31, 2007, we had no outstanding borrowings under the Singapore Credit Facility and $0.5 million of letters of credit and bank guarantees had been issued under the Singapore Credit Facility, resulting in unused borrowing availability of $19.5 million. We did not incur any significant costs related to this facility.

Long-Term Debt

Credit Facility

We have a five-year $350 million revolving secured credit facility (Credit Facility) with the option to increase aggregate U.S. borrowing availability by an additional $150 million in increments of $25 million, subject to syndication.

The terms of the Credit Facility provided for financial covenants that include maintenance at all times of a maximum total debt to book capitalization ratio not to exceed 50% and maintenance on a rolling four quarter basis of a minimum interest coverage ratio (EBITDA/interest expense) of not less than 2.50 to 1.00. The Credit Facility also contains covenants, including restrictions to incur new debt, repurchase company stock, pay dividends, sell assets, grant liens and other related items. At December 31, 2007, we were in compliance with the various covenants under the Credit Facility.

As of December 31, 2007, we had no outstanding borrowings under the Credit Facility and $5.5 million of letters of credit and bank guarantees that were issued under the Credit Facility, resulting in unused borrowing availability of $344.5 million.

6 1/8% Senior Notes Due 2015

In 2005, we issued $200 million of 6 1/8% Senior Notes due 2015 (6 1/8% Senior Notes) at par. Net proceeds from the issuance of approximately $196.4 million were used to finance the repurchase of our outstanding 9% Senior Notes due 2009 and to repay a portion of the outstanding borrowings under our previous credit facility. Interest is payable February 15 and August 15 of each year. The 6 1/8% Senior Notes are guaranteed by all of our domestic subsidiaries.

The indenture governing the 6 1/8% Senior Notes contains various covenants including restrictions on incurring new debt, repurchasing company stock, paying dividends, selling assets, granting liens and other related items. These restrictions include limiting the amount of dividends and stock repurchases to a maximum amount determined by a formula stipulated in the bond indenture. At December 31, 2007, we were in compliance with the covenants under the 6 1/8% Senior Note agreement. Debt fees capitalized in connection with the 6 1/8% Senior Notes totaled $3.6 million, which are being amortized as interest expense, and are included in “Other Assets” in the accompanying Consolidated Balance Sheets.

During the fourth quarter of 2007, we repurchased $25.4 million of our outstanding $200 million 6 1/8% Senior Notes. Total cash paid for the repurchase was $26.1 million, of which $25.4 million related to the principal amount of the 6 1/8% Senior Notes repurchased, $0.3 million related to a premium paid to repurchase the notes and $0.4 million related to accrued interest. We recorded total costs of approximately $0.7 million, which included $0.3 million for premiums paid and $0.4 million for the write-off of unamortized debt costs related to the amounts repurchased, which are included in “Other Income (Expense), Net” in the accompanying Consolidated Statements of Operations.

Liquidity Outlook

We estimate for 2008 our required principal and interest payments for our outstanding debt to be approximately $11 million and capital expenditures to be approximately $100 million, which includes capital spending related to production enhancements and efficiency projects at all of our segments, capital spending related to the manufacture of IntelliServ drill string expenditures and rental tool purchases at our Andergauge division. We currently expect to satisfy all required debt service and capital expenditures during 2008 from operating cash flows, existing cash balances and our credit facilities.

Based on our current required principal and interest payments and projected capital expenditures, our operating cash flows, existing cash balances and estimated availability under our credit facilities, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity in the event of a prolonged market downturn to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during any such period. Acquisitions and expansions will be financed from operating cash flows, borrowings under our credit facilities, or through a combination of the issuance of additional equity and debt financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount and form of issue dependent on the prevailing market and general economic conditions.

The following table summarizes our contractual obligations and commercial commitments at December 31, 2007:

					After
	Total	1 Year	2-4 Years	5-6 Years	6 Years
	(In thousands)

Contractual Obligations:
Long-Term Debt(a)	$261,549	$10,965	$32,759	$21,853	$195,972
Capital Lease Obligations(a)	823	355	468	—	—
Non-Cancellable Operating Leases	49,909	10,284	16,279	6,021	17,325
Purchase Obligations(b)	242,198	242,187	11	—	—

Total Contractual Obligations(c)	$554,479	$263,791	$49,517	$27,874	$213,297

					After
	Total	1 Year	2-4 Years	5-6 Years	6 Years
	(In thousands)

Commercial Commitments:
Letters of Credit(c)	$6,649	$6,063	$586	$—	$—

(a)	Long-term debt and capital lease obligations above include estimated interest payments based on principal balances and interest rates as of December 31, 2007.

(b)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transaction.

(c)	Includes amounts related to our discontinued operations as we are still contractually obligated at December 31, 2007.

The contractual obligations table above excludes our FIN 48 liabilities of $10.4 million as we cannot make a reliable estimate of the timing of cash payments at this time.

Related-Party Transactions

Our ReedHycalog segment sells drill bits worldwide to oil and gas operators, including Newfield Exploration Company (Newfield). In addition, certain divisions in our Discontinued Operations (Atlas Bradford Premium Threading and Tube-Alloy Accessories) also sell accessories directly to Newfield. Two of our directors, Mr. Trice and Mr. Hendrix, are directors of Newfield and Mr. Trice is Newfield’s Chairman, President and Chief Executive Officer. During 2007, 2006 and 2005, Newfield purchased approximately $3.6 million, $2.9 million and $2.3 million, respectively, of products from us. We believe that the prices we charge are on terms comparable to those that would be available to other third parties.

Additionally, we also sell products and services to Weatherford International Ltd. (Weatherford). Two of our Board members also serve on the Board of Weatherford. During 2007, 2006 and 2005, Weatherford purchased approximately $100.2 million, $42.0 million and $38.9 million, respectively, of products from us. We believe that the prices we charge Weatherford are on terms comparable to those that would be available to other third parties.

In September 2007, we entered into a new green tube supply agreement (Supply Agreement) with VAT, an entity of which we own 50.01%. The primary changes in the Supply Agreement from the previous supply agreement relate to pricing and purchasing requirements by us. Under the Supply Agreement, pricing is market based thus eliminating price adjustments through surcharges. For purchasing requirements, there is no longer a penalty for failure to meet minimum annual purchase quantities but instead we are required to provide purchase commitments five months prior to production by VAT (Production Notice). Quantities cancelled under the Production Notice will be subject to up to a 200 Euro/metric ton penalty should VAT not be able to sell the quantities elsewhere at a minimum market-based profit margin. Terms of the new agreement are effective August 1, 2007 through March 31, 2009.

Off-Balance Sheet Financing

We do not have any off-balance sheet hedging, financing arrangements or contracts except those associated with our investment in VAT, which is not consolidated in our financial statements. This investment is accounted for under the equity-method of accounting. The assets and liabilities of VAT are summarized in Note 9. Additionally, VAT has entered into forward contracts to cover its currency risk related to accounts receivables and accounts payables, has entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds and has also entered into an agreement with a bank to sell a significant portion of its accounts receivable.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are assessing the potential impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159) which is effective for fiscal years beginning after November 15, 2007. This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted SFAS No. 159 on January 1, 2008; however it will not affect our financial statements as we did not elect to measure any financial instruments at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value accounting in any new circumstances and is effective for us for the year ended December 31, 2008 and for interim periods included in that year, with early adoption encouraged. We adopted SFAS No. 157 on January 1, 2008, for our financial assets and liabilities, which primarily consist of derivatives we record in accordance with SFAS No. 133, and on January 1, 2009, for our non-financial assets and liabilities. For our financial assets and liabilities, the adoption of SFAS No. 157 primarily impacts our disclosures and will not have a material impact on our financial position, results of operations and cash flows. We are currently evaluating the impact with respect to our non-financial assets and liabilities.

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

Total stock-based compensation expense recorded for all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $14.7 million, excluding a $5.1 million tax benefit, $13.4 million, excluding a $4.7 million tax benefit, and $10.1 million, excluding a $3.1 million tax benefit, respectively. Stock-based compensation expense for all share-based arrangements is primarily recorded in “General and Administrative” expenses in the accompanying Consolidated Statements of Operations. Additionally, no stock-based compensation costs were capitalized.

There are various assumptions used when valuing stock options such as volatility and expected option term. While we believe the assumptions used are supportable and reasonable under accounting standards applicable at that date, different conditions or assumptions could have derived different fair values for recognizing stock option expense.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on historical collection trends, type of customer, the age of outstanding receivables and any specific customer collection issues that we have identified. At December 31, 2007 and 2006, allowance for doubtful accounts totaled $2.8 million and $3.5 million, respectively. The provision (benefit) for bad debt expense including recoveries and other adjustments was $0.3 million, ($1.0 million) and $1.7 million for the years ended December 31, 2007, 2006 and 2005 respectively. We believe the allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

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

Valuation of Long-Lived Assets

A review for impairment of long-lived assets is performed whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to expected undiscounted future net cash flows to be generated by the asset group. If such asset group is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds fair value based on expected discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs. While we believe no impairments existed at December 31, 2007 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

Goodwill and Intangible Assets

Goodwill is subject to at least an annual impairment test and more frequently if circumstances indicate its value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over the years expected to be benefited. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on our annual goodwill impairment test as of October 1, 2007, we do not believe any of our goodwill was impaired as of December 31, 2007. While we believe no impairment existed at December 31, 2007 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

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

Pension Plans

We sponsor two defined benefit pension plans related to our ReedHycalog segment that were assumed as part of our acquisition of ReedHycalog in 2002. Several statistical and other factors which attempt to anticipate future events are used in calculating the costs and liabilities related to the plans. These factors include assumptions about the discount rates and expected returns on plan assets. In addition, we use actuarial assumptions such as withdrawal and mortality rates to estimate these factors. While we believe the assumptions used are supportable and reasonable under applicable accounting standards, different conditions or assumptions could have derived different pension obligations and fair value of plan assets.

A hypothetical 0.25% decrease in our discount rate would have a minimal effect on our 2008 pension expense and our combined projected benefit obligation would increase by approximately $1.9 million. This information should not be viewed as predictive of future amounts.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. At December 31, 2007, our derivative holdings consisted of foreign currency forward contracts. Refer to Note 1 to the financial statements included elsewhere in this Annual Report on Form 10-K for additional information on financial instruments.

Foreign Currency Risk

The functional currency for the majority of our international operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in the Consolidated Statements of Operations in “Other Income (Expense), Net” in the current period. The functional currency of our Canadian, Venezuelan and Chinese operations is the local currency in each of those jurisdictions. Adjustments resulting from the translation of the local functional currency financial statements to the U.S. dollar, which is based on current exchange rates, are included in the Consolidated Statements of Stockholders’ Equity as a separate component of “Accumulated Other Comprehensive Income (Loss)”. In addition, our long-term supply contract with VAT is denominated in Euros.

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

We hedge recognized foreign currency assets and liabilities to reduce the risk that our earnings and cash flows will be adversely affected by changes in the foreign currency exchange rates. Certain contracts are not designated as hedges; therefore, the changes in fair value of these contracts are recognized in earnings as they occur and generally offset gains or losses on the remeasurement of the related asset or liability. We also hedge firmly committed, anticipated transactions in the normal course of business and these contracts are designated and qualify as cash flow hedges. Changes in the fair value of derivatives that are designated as cash flow hedges are deferred in the Consolidated Statements of Stockholders’ Equity as a separate component of “Accumulated Other Comprehensive Income (Loss)” until the underlying transactions are recognized in earnings. At such time, the related deferred hedging gains or losses are recorded in earnings on the same line as the hedged item.

Net foreign currency gains (losses), including derivative activity, for the years ended December 31, 2007, 2006 and 2005 were ($6.4) million, ($6.2) million, and $4.7 million, respectively.

Interest Rates

We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. The following table, which presents principal cash flows by expected maturity dates and weighted average interest rates, summarizes our fixed rate debt obligations at December 31, 2007 and 2006 that are sensitive to changes in interest rates.

	2008	2009	2010	2011	2012	Thereafter
			(In thousands)

2007
Long-term debt:
Fixed rate	$490	$489	$359	$226	$242	$174,779
Average interest rate	6.14%	6.13%	6.13%	6.13%	6.12%	6.13%

2006	2007	2008	2009	2010	2011	Thereafter
			(In thousands)

Long-term debt:
Fixed rate	$8,640	$535	$530	$484	$294	$201,034
Average interest rate	6.12%	6.12%	6.12%	6.12%	6.12%	6.12%

As of December 31, 2007, we had fixed rate debt aggregating $176.6 million and no variable rate debt. Our fixed rate Senior Notes outstanding at December 31, 2007 subject us to risks related to changes in the fair value of the debt and expose us to potential gains or losses if we were to repay or refinance such debt. A 1% change in market interest rates would increase or decrease the fair value of our fixed rate debt by approximately $4.2 million.

The fair value of our 6 1/8% Senior Notes as compared to the carrying value at December 31, 2007 and 2006, was as follows:

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In millions)

6 1/8% Senior Notes due 2015	$174.6	$180.3	$200.0	$194.8

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements are filed in this Item 8:

GRANT PRIDECO, INC.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

To Board of Directors and Stockholders of Grant Prideco, Inc.:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an assessment, as of December 31, 2007, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/  GRANT PRIDECO, INC

Houston, Texas
February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Grant Prideco, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Grant Prideco, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based upon the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), Share-based Payment, on January 1, 2006.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Grant Prideco, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Grant Prideco, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Grant Prideco, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-based Payment, on January 1, 2006

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2008

GRANT PRIDECO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Income:
Revenues	$1,908,634	$1,530,259	$1,089,266
License and royalty income	—	20,000	—

	1,908,634	1,550,259	1,089,266
Operating Expenses:
Cost of sales	975,383	794,645	610,179
Sales and marketing	180,966	152,191	130,637
General and administrative	126,933	103,026	90,819
Research and engineering	38,177	33,573	23,702
Other operating items	6,446	(3,900)	—

	1,327,905	1,079,535	855,337

Operating Income	580,729	470,724	233,929
Interest Expense	(14,202)	(16,021)	(28,881)
Other Income (Expense), Net	(1,641)	(3,803)	7,036
Equity Income in Unconsolidated Affiliates	124,332	125,597	58,259
Refinancing Charges	—	—	(57,086)

Income From Continuing Operations Before Income Taxes and Minority Interests	689,218	576,497	213,257
Income Tax Provision	(201,088)	(162,030)	(63,755)
Minority Interests	(9,933)	(10,361)	(9,949)

Income from Continuing Operations	478,197	404,106	139,553
Income from Discontinued Operations, Net of Tax	41,039	60,478	49,451

Net Income	$519,236	$464,584	$189,004

Basic Net Income Per Share:
Income from continuing operations	$3.73	$3.10	$1.10
Income from discontinued operations	0.32	0.46	0.39

Net income	$4.05	$3.56	$1.49

Basic weighted average shares outstanding	128,060	130,510	127,236
Diluted Net Income Per Share:
Income from continuing operations	$3.69	$3.05	$1.07
Income from discontinued operations	0.32	0.45	0.38

Net income	$4.01	$3.50	$1.45

Diluted weighted average shares outstanding	129,610	132,674	130,467

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$160,988	$57,344
Accounts receivable, net of allowance for doubtful accounts of $2,846 and $3,523 for 2007 and 2006, respectively	415,525	368,695
Inventories	471,357	454,947
Deferred charges	2,977	3,964
Current deferred tax assets	41,005	48,101
Prepaid expenses	40,136	13,364
Assets held for sale	186,558	—
Other current assets	2,081	1,031

Total Current Assets	1,320,627	947,446
Property, Plant and Equipment, Net	329,482	305,524
Goodwill	458,758	520,992
Other Intangible Assets, Net	81,958	89,827
Investment in Unconsolidated Affiliate	134,731	135,428
Other Assets	25,148	22,850

Total Assets	$2,350,704	$2,022,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$490	$8,640
Accounts payable	127,536	138,942
Accrued payroll and benefits	58,819	74,952
Deferred revenues	20,893	18,190
Income taxes payable	77,915	33,039
Liabilities held for sale	16,477	—
Other current liabilities	39,872	33,576

Total Current Liabilities	342,002	307,339
Long-Term Debt	176,095	237,212
Deferred Tax Liabilities	72,705	68,310
Other Long-Term Liabilities	29,224	28,801
Commitments and Contingencies (Note 18 and 19)
Minority Interests	20,877	17,522
Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 10,000 shares; no shares issued in 2007 or 2006	—	—
Common stock, $0.01 par value; authorized 300,000 shares; issued 134,733 and 132,706 in 2007 and 2006, respectively	1,347	1,327
Capital in excess of par value	748,435	687,384
Retained earnings	1,364,243	845,877
Accumulated other comprehensive income (loss)	11,798	(960)
Treasury stock, at cost, 10,258 and 5,017 shares in 2007 and 2006, respectively	(426,617)	(180,557)
Deferred compensation obligation	10,595	9,812

Total Stockholders’ Equity	1,709,801	1,362,883

Total Liabilities and Stockholders’ Equity	$2,350,704	$2,022,067

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows From Operating Activities:
Net income	$519,236	$464,584	$189,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,786	50,255	46,632
Non-cash items	6,889	1,423	1,928
Debt refinancing charges	—	—	51,834
Deferred income tax	6,327	9,627	(12,769)
Equity income in unconsolidated affiliates, net of dividends	20,279	(37,878)	(46,218)
Stock-based compensation expense	13,486	11,420	5,564
Excess tax benefits on stock option exercises	(23,597)	(15,556)	—
Deferred compensation expense	2,420	2,279	2,263
Minority interests in consolidated subsidiaries, net of dividends	1,704	4,726	3,688
(Gain) loss on sale of assets, net	(3,973)	(363)	1,338
Gain on sale of businesses, net	—	—	(1,577)
Change in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(70,114)	(79,428)	(68,638)
Inventories	(58,041)	(89,172)	(68,192)
Other current assets	(5,144)	1,989	4,397
Other assets	(5,417)	(6,086)	(1,220)
Accounts payable	6,421	45,041	18,320
Income taxes payable	30,772	23,080	61,558
Other current liabilities	(17,957)	5,286	(4,636)
Other, net	6,214	2,873	11,400

Net cash provided by operating activities	488,291	394,100	194,676
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(3,394)	(111,998)	(39,232)
Proceeds from sale of short-term investments	523,495	—	2,521
Purchases of short-term investments	(523,545)	—	—
Investments in and advances to unconsolidated affiliate	—	—	(5,273)
Capital expenditures for property, plant and equipment	(123,512)	(100,238)	(29,501)
Proceeds from sale of fixed assets	10,595	1,592	1,813

Net cash used in investing activities	(116,361)	(210,644)	(69,672)
Cash Flows From Financing Activities:
Borrowings (repayments) on credit facility, net	(34,600)	23,400	11,200
Repayments on debt	(34,681)	(48,139)	(379,315)
Debt refinancing costs	—	—	(43,778)
Issuance of debt	—	—	200,000
Excess tax benefits on stock option exercises	23,597	15,556	—
Repurchases of common stock	(247,890)	(165,122)	(3,385)
Proceeds from issuance of common stock	23,953	20,728	77,139
Other, net	564	(1,032)	(6,041)

Net cash used in financing activities	(269,057)	(154,609)	(144,180)
Effect of Exchange Rate Changes on Cash	771	333	(212)

Net Increase (Decrease) in Cash	103,644	29,180	(19,388)
Cash at Beginning of Year	57,344	28,164	47,552

Cash at End of Year	$160,988	$57,344	$28,164

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
		Capital in			Other		Deferred
	Common	Excess of	Unearned	Retained	Comprehensive	Treasury	Compensation
	Stock	Par Value	Compensation	Earnings	Income(Loss)	Stock	Obligation	Total

Balance at January 1, 2005	$1,245	$528,188	$(5,801)	$192,289	$(12,291)	$(8,483)	$10,394	$705,541
Components of Comprehensive Income:
Net income	—	—	—	189,004	—	—	—	189,004
Currency translation adjustment	—	—	—	—	(1,233)	—	—	(1,233)
Other comprehensive income for unconsolidated affiliate, net of tax of ($2,610)	—	—	—	—	(4,847)	—	—	(4,847)
Minimum pension liability, net of tax of ($606)	—	—	—	—	(1,125)	—	—	(1,125)

Total Comprehensive Income								181,799
Stock Options Exercised	56	75,187	—	—	—	—	—	75,243
Tax Benefit of Options Exercised		35,517	—	—	—	—	—	35,517
Compensation Expense for Accelerated Vesting	—	1,129	—	—	—		—	1,129
Issuance of Restricted Stock	5	5,202	(5,207)	—	—	(5,365)	—	(5,365)
Amortization of Restricted Stock, Net	—	—	4,435	—	—	—	—	4,435
Employee Stock Purchase Plan Issuance	2	1,894	—	—	—	—	—	1,896
Deferred Compensation Obligation	1	94	—	—	—	(629)	(3,506)	(4,040)
Purchase of Treasury Stock for Executive Deferred Compensation Plan	—	—	—	—	—	(3,385)	3,385	—

Balance at December 31, 2005	$1,309	$647,211	$(6,573)	$381,293	$(19,496)	$(17,862)	$10,273	$996,155
Components of Comprehensive Income:
Net income	—	—	—	464,584	—	—	—	464,584
Currency translation adjustment	—	—	—	—	8,569	—	—	8,569
Other comprehensive income for unconsolidated affiliate, net of tax of $3,574	—	—	—	—	6,638	—	—	6,638
Minimum pension liability, net of tax of $293	—	—	—	—	544	—	—	544

Total Comprehensive Income								480,335
Adjustment to Initially Apply SFAS No. 158, net of tax of $1,500	—	—	—	—	2,785	—	—	2,785
Stock Options Exercised	16	17,953	—	—	—	—	—	17,969
Tax Benefit of Options Exercised		14,321	—	—	—	—	—	14,321
Share Repurchases	—		—	—	—	(161,713)		(161,713)
Issuance of Restricted Stock	—	49	—	—	—	(234)	—	(185)
Employee Stock Purchase Plan Issuance	2	2,757	—	—	—	—	—	2,759
Stock-Based Compensation		11,420						11,420
Adoption of SFAS 123 (R) (Note 1)		(6,573)	6,573					—
Deferred Compensation Obligation	—	246	—	—	—	2,661	(3,870)	(963)
Purchase of Treasury Stock for Executive
Deferred Compensation Plan	—	—	—	—	—	(3,409)	3,409	—

Balance at December 31, 2006	$1,327	$687,384	$—	$845,877	$(960)	$(180,557)	$9,812	$1,362,883
Components of Comprehensive Income:
Net income	—	—	—	519,236	—	—	—	519,236
Currency translation adjustment	—	—	—	—	369	—	—	369
Other comprehensive income for unconsolidated affiliate, net of tax of $6,849	—	—	—	—	12,720	—	—	12,720
Defined benefit pension plans, net of tax of ($449)	—	—	—	—	(834)	—	—	(834)
Unrealized gains resulting from changes in fair values of derivative instruments, net of tax of $468	—	—	—	—	869	—	—	869
Realized gains on derivative instruments reclassified into earnings, net of tax of ($197)	—	—	—	—	(366)	—	—	(366)

Total Comprehensive Income								531,994
Stock Options Exercised	15	21,027	—	—	—	—	—	21,042
Tax Benefit of Options Exercised		23,634	—	—	—	—	—	23,634
Share Repurchases	—		—	—	—	(244,264)		(244,264)
Issuance of Restricted Stock	4	(4)	—	—	—	(694)	—	(694)
Employee Stock Purchase Plan Issuance	1	2,910	—	—	—	—	—	2,911
Stock-Based Compensation		13,486						13,486
Adoption of FIN 48 (Note 17)		—	—	(870)				(870)
Deferred Compensation Obligation	—	66	—	—	—	2,275	(3,161)	(820)
Issuance of Treasury Shares for Certain
Deferred Compensation Plans	—	(68)	—	—	—	249	318	499
Purchase of Treasury Stock for Executive
Deferred Compensation Plan	—	—	—	—	—	(3,626)	3,626	—

Balance at December 31, 2007	$1,347	$748,435	$—	$1,364,243	$11,798	$(426,617)	$10,595	$1,709,801

The accompanying notes are an integral part of these consolidated financial statements.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

The Company is a world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit technology and specialty tools, manufacturing, sales and service; and a provider of an integrated package of large-bore tubular products and services. The Company’s drill stem and drill bit products are used to drill oil and gas wells while The Company’s large-bore tubular products and services are primarily used in completing offshore oil and gas wells. The Company’s customers include oil and gas drilling contractors; major, independent and state-owned oil and gas companies; and other oilfield service companies. The Company primarily operates through three business segments: (1) Drilling Products and Services, (2) ReedHycalog and (3) Other. The Company’s Other segment includes the results of XL Systems and IntelliServ, Inc. (IntelliServ). Additionally, The Company’s Corporate segment primarily includes its corporate overhead expenses.

Pending Merger

On December 16, 2007, the Company entered into an Agreement and Plan of Merger with National Oilwell Varco, Inc. (National Oilwell Varco) that will result in National Oilwell Varco acquiring all of the Company’s outstanding shares in exchange for combination of cash and stock. Upon completion of the transaction, each stockholder of Grant Prideco will receive 0.4498 of a share of National Oilwell Varco common stock and $23.20 in cash for each share of Grant Prideco common stock. All options to purchase the Company’s common stock granted under it’s equity compensation plans that are outstanding at the effective time of the merger will vest and become fully exercisable upon the completion of the merger and will be converted into options to purchase National Oilwell Varco common stock. For shares of restricted Grant Prideco common stock granted to Grant Prideco’s executive officers and directors under it’s equity compensation plans that have not vested prior to the merger will, pursuant to their terms, become partially or fully vested upon the effective time of the merger. For all other restricted Grant Prideco common stock that vests based on the passage of time, they will be converted into rights to receive equivalent restricted shares of National Oilwell Varco common stock and will continue to vest based upon the terms of the original grant. See Note 3 for further discussion of the Company’s stock-based compensation. The transaction is subject to shareholder and regulatory approval and other customary terms and conditions and the Company expects the transaction to close in the second quarter of 2008. This merger does not impact the pending sale or disposition of a significant portion of the Company’s tubular businesses as discussed below in Note 2 under “Discontinued Operations”.

Principles of Consolidation

The consolidated financial statements include the accounts of Grant Prideco, Inc. and its majority-owned subsidiaries (the Company or Grant Prideco). The following table lists less than 100% owned consolidated subsidiaries as of December 31, 2007:

% Ownership

Tianjin Grant TPCO (TGP)	60%
H-Tech	54%
Tianjin Grant Prideco (GPT)	85%

The minority interests of the above listed subsidiaries are included in the Consolidated Balance Sheets and Statements of Operations as “Minority Interests”. In January 2007, the Company entered into a Chinese-Foreign Equity joint venture with Tianjin Pipe (Group) Stock Company. The Tianjin Grant Prideco (GPT) joint venture’s primary business purpose is the manufacture of drill pipe and related equipment. In October 2005, the Company purchased the remaining 30% interest in one of its Chinese operations, Grant Prideco Jiangsu (GPJ). See Note 7 for further discussion. Intercompany transactions and balances between Grant Prideco’s businesses have been eliminated. The Company accounts for its 50% or less-owned affiliates using the equity-method of accounting, as the

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has a significant influence but not a controlling interest (see Note 9). The Company does not have any investments in entities it believes are variable-interest entities for which the Company is the primary beneficiary.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include reserves for inventory obsolescence, self-insurance, valuation of goodwill and long-lived assets, allowance for doubtful accounts, contingent liabilities, pensions, useful lives used in depreciation and amortization, stock-based compensation, derivatives and other financial instruments and purchase accounting allocations. Actual results could differ from those estimates. Additionally, the Company re-evaluates its estimated annual effective tax rate on a quarterly basis and the inherent judgments and assumptions used may change during the course of the year depending on actual results and the utilization of tax credits, as well as changes in tax laws and regulations.

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

If requested in writing by the customer, delivery may be satisfied through delivery to the Company’s customer storage location or to a third-party storage facility. For sales transactions where title and risk of loss has transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are deferred until the customer takes physical possession. At December 31, 2007, the Company had deferred revenues and charges related to such transactions of $3.9 million and $3.0 million, respectively. At December 31, 2006, the Company had deferred revenues and charges related to such transactions of $4.9 million and $4.0 million, respectively. The Company also has deferred revenues related to customer advances which were $17.0 million and $13.3 million at December 31, 2007 and 2006, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer, the age of outstanding receivables and any specific customer collection issues that it has identified. At December 31, 2007 and 2006, allowance for doubtful accounts totaled $2.8 million and $3.5 million, respectively. The provision (benefit) for bad debt expense including recoveries and other adjustments was $0.3 million, ($1.0 million) and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company believes the allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of its customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories, net of reserves, by category are as follows:

	December 31,
	2007	2006
	(In thousands)

Raw Materials, Components and Supplies	$192,430	$203,368
Work in Process	134,761	129,966
Finished Goods	111,809	97,565
Rental Bits(a)	32,357	24,048

	$471,357	$454,947

(a)	The Company manufactures its rental bit inventory and the cost, which includes direct and indirect manufacturing costs, is capitalized and carried in inventory. Prior to 2006, the Company expensed the cost of rental bits upon the first rental and usage of the bit. During the first quarter of 2006, the Company completed an analysis of historical rental bit usage to determine an estimate of rental bit useful life. Effective January 1, 2006, manufactured rental bits are now depreciated, based upon analysis of historical usage, over their estimated useful life of approximately one year.

Reserves for excess and obsolete inventory included in the Consolidated Balance Sheets at December 31, 2007 and 2006 were $23.5 million and $21.0 million, respectively. The increase in reserves at December 31, 2007 relates primarily to obsolete and slow-moving inventory at the Company’s ReedHycalog segment.

Property, Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation and includes capitalized interest of $2.0 million during 2007. Maintenance and repairs are expensed as incurred. The costs of replacements, betterments and renewals are capitalized. When properties and equipment are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized. Depreciation on fixed assets, including those under capital leases, is computed using the straight-line method over the estimated useful lives for the respective categories. The useful lives of the major classes of property, plant and equipment are as follows:

Life

Buildings and Improvements	15 — 30 years
Machinery and Equipment	2 — 15 years
Furniture and Fixtures	2 — 10 years

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment, net consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Land	$23,038	$24,915
Buildings and Improvements	100,688	101,809
Machinery and Equipment	300,994	332,401
Furniture and Fixtures	47,759	44,267
Construction in Progress	59,831	42,864

	532,310	546,256
Less: Accumulated Depreciation	(202,828)	(240,732)

	$329,482	$305,524

Depreciation expense was $49.8 million, $44.0 million and $41.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, and includes depreciation of assets related to capital leases.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The Company’s goodwill is subject to at least an annual impairment test and more frequently if circumstances indicate the value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second-step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over the years expected to be benefited. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. The Company completed its annual testing for 2007 and 2006 and determined that its recorded goodwill was not impaired. See Note 11 for further discussion related to the Company’s goodwill and other identifiable intangible assets.

Derivative Instruments

In 2007, the Company began a hedging program with the use of derivative instruments. The Company accounts for all derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). This standard requires that derivative instruments be recorded at fair value in the balance sheet as either an asset or a liability, with classification as current or non-current based upon the maturity of the derivative instrument. Changes in the fair value of derivative

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge. The Company’s policy is to execute such instruments with creditworthy banks and, in order to minimize credit risk, the Company monitors the credit ratings of these financial institutions on a continuing basis.

At the inception of any new derivative, the Company designates the derivative as an economic, cash flow or fair value hedge and, as the facts dictate, the Company determines when the derivative is to be de-designated as a hedging instrument. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows or changes in fair values of the hedged item or transaction. Changes in the fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time, the related deferred hedging gains or losses are recorded in earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Any ineffectiveness identified is recorded in earnings as incurred.

The Company also uses forward contracts to hedge identified foreign currency assets and liabilities. These contracts are not designated as hedges; therefore, the changes in fair value of these contracts are recognized in earnings as they occur and generally offset gains or losses on the remeasurement of the related asset or liability.

Cash flows from derivative contracts are reported in the Consolidated Statements of Cash Flows in the same categories as the cash flows from the underlying transactions.

Stock-Based Compensation

On January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment,” a revised standard that establishes accounting for stock-based payment transactions when a company receives employee services in exchange for equity instruments. Prior to 2006, the Company accounted for employee stock options using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company also complied with the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The provisions of APB No. 25 required compensation expense to be recognized in operations for restricted stock, but did not require expense recognition for unvested stock options or for awards granted under the employee stock purchase plan (ESPP) as the Company issued options at exercise prices equal to the market value of the Company’s common stock on the date of grant and because our ESPP was noncompensatory. The pro forma effects on net income and earnings per share for the stock options and ESPP awards were instead disclosed in a footnote to the financial statements.

Under the new standard, companies are required to account for stock-based compensation using the fair value of equity awards at the grant date, with the fair value recognized in operations during the employee’s requisite service period (typically the vesting period). Additionally, compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock options is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. The Company elected to use the modified prospective application transition method set out in SFAS No. 123(R). That method requires recognition of compensation expense for stock-based payment awards that are granted, modified, repurchased or cancelled after 2005. Compensation expense for unvested stock options outstanding as of January 1, 2006 for which the requisite service has not been rendered is being recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123. As a result of the adoption of SFAS 123(R), the balance in unearned compensation recorded in stockholders’ equity as of January 1, 2006, of $6.6 million was reclassified to and reduced the balance of “Capital in Excess of Par Value”. Prior periods were not restated to reflect the impact of adopting the new standard. See Note 3 for further discussion of the Company’s stock-based compensation plans.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s net income and net income per share for December 31, 2005 as reported and on a pro forma basis as if the fair value-recognition provisions of SFAS No. 123 had been applied. For purposes of the pro forma disclosure, the estimated fair values of options are amortized to expense over the options’ vesting period.

Year Ended
December 31, 2005
(In thousands, except per
share amounts)

Net Income As Reported	$189,004
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	6,806
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(11,370)

Pro Forma Net Income	$184,440

Net Income Per Share:
Basic, as reported	$1.49
Basic, pro forma	1.45
Diluted, as reported	1.45
Diluted, pro forma	1.42

Pension Plans

In September 2006, the FASB issued FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires plan sponsors of defined benefit pension plans to recognize the funded status of their defined benefit pension plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. In 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial statements at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158’s provisions regarding the change in the measurement date of defined benefit pension plans are not applicable as the Company already uses a measurement date of December 31 for its defined benefit pension plans. See Note 15 for further discussion concerning the impact of the pension plans on the Company’s consolidated financial statements.

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

Foreign Currency Translation

The functional currency for the majority of the Company’s international operations is the U.S. dollar. Adjustments resulting from the remeasurment of the local currency financial statements into the U.S dollar functional currency, which uses a combination of current and historical exchange rates, are included in the

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Operations in “Other Income (Expense), Net” in the current period. The functional currency of the Company’s Canadian, Venezuelan and Chinese operations is the local currency. Adjustments resulting from the translation of the local functional currency financial statements into the U.S dollar, which is primarily based on current exchange rates, are included in the Consolidated Statements of Stockholders’ Equity as a separate component of “Accumulated Other Comprehensive Income (Loss)” in the current period. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in “Other Income (Expense), Net”, which includes the Company’s long-term supply contract with Voest-Alpine Tubulars (VAT) that is denominated in Euros. The Company hedges recognized foreign currency assets and liabilities, including the VAT supply contract, to reduce the risk that its earnings and cash flows will be adversely affected by changes in the foreign currency exchange rates. Certain contracts are not designated as hedges; therefore, the changes in fair value of these contracts are recognized in earnings as they occur and generally offset gains or losses on the remeasurement of the related asset or liability. Net foreign currency gains (losses), including derivative activity, for the years ended December 31, 2007, 2006 and 2005 were ($6.4) million, ($6.2) million, and $4.7 million, respectively.

Fair Value of Financial Instruments Other Than Derivatives

The Company’s financial instruments other than derivative instruments consist primarily of cash, trade receivables, trade payables and debt. The book values of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturity of those instruments. The Company determined fair value for debt based on the traded market quotes as of the applicable period. The Company had approximately $176.6 million and $245.9 million of debt at December 31, 2007 and 2006, respectively. The fair value of the debt at December 31, 2007 and 2006 was $182.3 million and $240.7 million, respectively.

Off-Balance Sheet Financing

The Company does not have any off-balance sheet hedging, financing arrangements or contracts except those associated with its investment in VAT, which is not consolidated in the Company’s financial statements. This investment is accounted for under the equity-method of accounting. The assets and liabilities of VAT are summarized in Note 9. Additionally, VAT has entered into forward contracts to cover its currency risk related to accounts receivables and accounts payables, has entered into interest rate swap agreements to reduce its exposure to changes in floating interest rate payments of its long-term bonds and has also entered into an agreement with a bank to sell a significant portion of its accounts receivable.

Accounting for Income Taxes

The accompanying financial statements have been prepared under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. See Note 17 for further information.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution from the exercise or conversion of securities into common stock which were 1.5 million and 2.2 million shares for the years ended December 31, 2007 and 2006, respectively. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. For the years ended December 31, 2007 and 2006, an immaterial number of outstanding stock option awards were excluded from the computations of diluted net income per share because they were antidilutive.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles basic and diluted weighted average shares:

	December 31,
	2007	2006	2005
	(In thousands)

Basic Weighted Average Number of Shares Outstanding	128,060	130,510	127,236
Dilutive Effect of Stock Options and Restricted Stock, Net of Assumed Repurchase of Treasury Shares	1,550	2,164	3,231

Dilutive Weighted Average Number of Shares Outstanding	129,610	132,674	130,467

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects that SFAS No. 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. The Company is still assessing the impact of this standard on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the potential impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159) which is effective for fiscal years beginning after November 15, 2007. This Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company adopted SFAS No. 159 on January 1, 2008, however, it will not affect our financial statements as the Company did not elect to measure any financial instruments at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value accounting in any new circumstances and is effective for the Company for the year ended December 31, 2008 and for interim periods included in that year, with early adoption encouraged. The Company adopted SFAS No. 157 on January 1, 2008, for its financial assets and liabilities, which primarily consist of derivatives the Company records in accordance with SFAS No. 133, and on January 1, 2009, for it’s non-financial assets and liabilities. For it’s financial assets and

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, the Company’s adoption of SFAS No. 157 primarily impacts its disclosures and will not have a material impact on its financial position, results of operations and cash flows. The Company is currently evaluating the impact with respect to its non-financial assets and liabilities.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, the Company adopted FIN 48 on January 1, 2007. For additional information on the impact of FIN 48 see Note 17.

In March 2006, the FASB issued Emerging Issues Task Force Abstract Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (EITF 06-03) . Taxes within the scope of EITF Issue 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenue) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The Company generally records its tax-assessed revenue transactions on a net basis in its consolidated statements of income and therefore, EITF 06-3 did not have a material impact on its financial statements. For additional information see Note 17.

2.	Discontinued Operations

On October 29, 2007, the Company entered into a definitive Purchase and Sale Agreement with Vallourec S.A and Vallourec & Mannesman Holdings, Inc. (collectively referred to as “Vallourec”) to sell three of the divisions within the Company’s former Tubular Technology and Services segment for $800 million in cash, subject to a final working capital adjustment and standard closing conditions (including regulatory approval). The Company expects the transaction to close in the second quarter of 2008. The divisions included in the sale are Atlas Bradford Premium Threading and Services, TCA Premium Casing and Tube-Alloy Accessories. These divisions provide a full range of premium threaded connections for casing, production tubing and other accessory equipment and also manufacture and sell premium casing for use with third-party connections. In addition to the divisions being sold, certain other divisions within the Company’s former Tubular Technology and Services segment (located in Canada and Venezuela) have either been sold, are planned to be disposed of, or are otherwise being discontinued.

Consistent with SFAS No. 144, “Accounting for the Impairment or Disposal for Long-Lived Assets”, all of these dispositions discussed above are reflected as discontinued operations in the Company’s Statements of Operations and prior periods have been revised to reflect this presentation. As the remaining division, XL Systems, in the former Tubular Technology and Services segment is not of continuing significance to report alone as a segment and it does not meet the quantitative thresholds established in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the Company is discontinuing its Tubular Technology and Services segment and XL Systems is now included in the Other segment along with the Company’s IntelliServ division (see Note 21 for further discussion). The Company has revised its prior period segment reporting to reflect this change. The pending sale to Vallourec does not impact the pending merger with National Oilwell Varco discussed above in Note 1 under “Pending Merger”.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are the condensed statements of operations from discontinued operations for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues	$210,028	$285,434	$260,731
Income Before Income Taxes	60,494	93,663	75,376
Income Tax Provision	(19,455)	(33,185)	(25,925)

Income from Discontinued Operations, Net of Tax	$41,039	$60,478	$49,451

Following is a condensed summary balance sheet of the Company’s assets and liabilities held for sale related to the divisions being sold to Vallourec and operations for sale in Venezuela along with the goodwill allocated. Depreciation and amortization associated with Assets Held for Sale was discontinued once it meet the held for sale criteria established under SFAS No. 144. Goodwill is allocated based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. Additionally, property, plant and equipment, net includes $1.7 million related to a ReedHycalog manufacturing facility held for sale at December 31, 2007. All of these assets and liabilities were classified as “held for sale” and included in the Consolidated Balance Sheets as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Accounts Receivable	$28,494	$35,585
Inventories	41,602	44,950
Other Current Assets	2,431	483

Total Current Assets	72,527	81,018
Property, Plant, and Equipment, Net	40,878	45,563
Goodwill	72,799	72,799
Other Assets	354	393

Total Assets	$186,558	$199,773

Accounts Payable	$12,520	$16,897
Accrued Payroll and Benefits	1,480	2,500
Other Current Liabilities	2,477	2,744

Total Liabilities	$16,477	$22,141

3.	Stock-Based Compensation

SFAS No. 123(R) requires all stock-based compensation related to unvested stock awards, including stock options and the ESPP, to be recognized by the Company as an operating expense. Total stock-based compensation expense recorded for all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $14.7 million, excluding a $5.1 million tax benefit, $13.4 million, excluding a $4.7 million tax benefit, and $10.1 million, excluding a $3.1 million tax benefit, respectively. Stock-based compensation expense for all share-based arrangements is primarily recorded in “General and Administrative” expenses in the accompanying Consolidated Statements of Operations. Additionally, no stock-based compensation costs were capitalized.

SFAS No. 123(R) requires the excess tax benefit from stock-option exercises – tax deductions in excess of compensation cost recognized – to be classified as a financing activity in the Consolidated Statements of Cash

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Flows. Previously, all tax benefits from stock option exercises were classified as operating activities. The excess tax benefit at December 31, 2007 and 2006 was $23.6 million and $15.6 million, respectively, and are classified as operating cash outflows and financing cash inflows.

Stock Option and Restricted Stock Plans

The Company has stock option plans pursuant to which directors, officers and other key employees may be granted stock options and restricted stock to purchase shares of Grant Prideco common stock (Common Stock). Stock options are typically granted at the fair market value of the Common Stock on the date of grant with graded vesting. Graded vesting stock options accrue to the benefit of the option holder at established points during the vesting period. The requisite service period for stock options to vest is typically during a three-year period, with expiration 10 years subsequent to the grant date. Restricted stock is subject to certain restrictions on ownership and transferability when granted.

The Company has in effect the 2006 Grant Prideco Long-Term Incentive Compensation Plan (the “2006 Plan”). The 2006 Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards and cash-based awards to any employee or non-employee director or consultant of the Company or one of its affiliates. The provisions of each award will vary based on the type of award granted and will be specified by the Compensation Committee of the Board of Directors. The aggregate number of shares of Common Stock authorized for grant under the 2006 Plan is 3.5 million. The Company may either reissue treasury shares or issue new shares of its Common Stock in satisfaction of these awards.

The Company also has in effect the 2000 Employee Stock Option and Restricted Stock Plan, the 2000 Non-Employee Director Stock Option Plan and the 2001 Employee Stock Option and Restricted Stock Plan. With the adoption of the Company’s 2006 Plan in May 2006, no future grants will be made under these plans.

The Company also has stock options granted to employees and directors of Weatherford International Ltd. (Weatherford) that were granted prior to September 1998. Under the terms of the Grant Prideco spinoff from Weatherford in April 2000, these employees and directors were granted an equal number of options to purchase Common Stock. As of December 31, 2007, options outstanding related to the Weatherford grants prior to September 1998 were 39,800.

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

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and expected option term of each stock option grant.

	Year Ended December 31,
			2005
	2007	2006	(Pro Forma)

Valuation Assumptions —
Expected Option Term (Years)	5.0	5.0	5.0
Expected Volatility	40.00%	40.02%	41.00%
Expected Dividend Rate	—	—	—
Risk Free Interest Rate	4.66%	4.72%	3.87%
Weighted-Average Grant Date Fair Value	$18.82	$15.61	$9.10

The expected 5-year term of the options was determined by analyzing the historical pattern of post-vesting exercise and abandonment behavior, with consideration given to the 10-year contractual term of the options and varying option grant conditions. The following is a summary of the Company’s stock options, including the Weatherford grants made prior to September 1998, as of December 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at the Beginning of the Year	3,461,233	$15.76
Options Granted During the Year	326,000	44.68
Options Exercised	(1,521,383)	13.90
Options Forfeited	(41,326)	37.14
Options Expired	(3,546)	18.42

Outstanding at the End of the Period	2,220,978	$20.88	6.85	$76,917,813

Exercisable at the End of the Period	1,606,295	$14.29	6.22	$66,210,976

As of December 31, 2007, there was $5.9 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 1.5 years. The total intrinsic value of stock options (defined as the amount by which the market price of the Common Stock on the date of exercise exceeds the exercise price of the stock option) exercised during the years ended December 31, 2007, 2006 and 2005 was $63.0 million, $59.5 million and $110.6 million, respectively. Cash received from stock option exercises for the years ended December 31, 2007, 2006 and 2005, was $21.1 million, $18.0 million and $75.2 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $20.1 million, $15.6 million and $33.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Additional compensation expense of $0.1 million and $1.1 million was recognized for the years ended December 31, 2006 and 2005, respectively, primarily related to accelerated vesting for certain stock option awards.

Restricted Stock Plans

At December 31, 2007, there were approximately 789,531 shares of restricted stock awards outstanding to officers and other key employees of which 162,875 shares vest with the passage of time between one and three years from the date of grant. See discussion below on the characteristics of other restricted stock awards.

The fair value of restricted stock awards is based on the market price of the Common Stock on the date of grant. Compensation expense related to all restricted stock awards, including the tax gross-up bonus component described

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below, was $9.7 million, $8.7 million and $8.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

2005 Restricted Stock Award — With respect to 170,000 shares of outstanding restricted stock awarded in 2005, beginning with the third anniversary date of the grant through the eighth anniversary date, the performance metrics are evaluated annually and early vesting will occur when performance goals are met. The Company compares its actual results to the predetermined performance metrics on a periodic basis. If actual cumulative results exceed the performance metrics and accelerated vesting is determined to be probable, compensation expense is increased to reflect the expected accelerated vesting of the restricted stock.

2006 Restricted Stock Award — There are approximately 199,832 shares of outstanding restricted stock awards awarded in 2006. These awards, or a portion thereof, vest three years from the date of grant based on the outcome of a certain market condition. A lattice valuation model was utilized to estimate the fair market value at the date of grant, which is being used for expense recognition purposes. The most significant assumption used in the valuation model is the outcome of the market condition, which includes an evaluation of the rolling historical three-year performance of the Company within a defined peer group. If the market condition is not achieved at the end of the three-year vesting period, the restricted shares will expire unvested; however, in accordance with SFAS No. 123(R), compensation expense related to those restricted shares is not reversed.

2007 Restricted Stock Award —  In 2007, the Company awarded approximately 381,199 shares of restricted stock to officers, directors and other key employees. Of this award, approximately 256,824 shares are a market-based award and are eligible for full or partial vesting on the third, fourth and fifth anniversary from the grant date based on a rolling historical three-to-five year performance of the Company within a defined peer group. A Monte Carlo valuation model was utilized to estimate the fair market value at the date of grant and the requisite service period, which are being used for expense recognition purposes. If the market condition is not achieved at the end of the five-year vesting period, the restricted shares will expire unvested; however, in accordance with SFAS No. 123(R), compensation expense related to those restricted shares would not be reversed

Use of a Monte Carlo option valuation model includes highly subjective assumptions based on long-term predictions, including the probabilistic assessment of the Company’s performance relative to the performance of the Company’s defined peer group over a three-to-five year performance period. The assumptions used in the Monte Carlo valuation model are as follows:

2007

Valuation Assumptions —
Expected Award Term (Years)	3-5
Expected Volatility	44.46%
Expected Dividend Rate	—
Risk Free Interest Rate	4.71%

Following is a summary of restricted stock as of December 31, 2007:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Outstanding at the Beginning of the Year	836,040	$24.62
Awarded	381,199	37.97
Vested	(401,175)	15.42
Forfeited	(26,533)	25.53

Outstanding at the End of the Period	789,531	$35.71

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant-date fair value of restricted stock awards granted for the years ended December 31, 2006 and 2005 was $41.05 and $22.51, respectively. The fair value of restricted stock awards that vested during the years ended December 31, 2007, 2006 and 2005 was $17.3 million, $0.5 million and $13.2 million, respectively. During the year ended December 31, 2007, the Company paid approximately $8.4 million related to the tax gross-up liability on the 2004 restricted stock award that vested during the period. At December 31, 2007, there was $12.3 million of unrecognized compensation cost related to restricted stock expected to be recognized over a weighted-average period of 1.3 years.

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

There were approximately 86,100, 172,000 and 171,000 shares issued at a price of $33.80, $16.05 and $11.08 during 2007, 2006 and 2005, respectively, and the intrinsic value of these shares was $0.3 million, $5.3 million and $1.3 million, respectively.

The fair value of ESPP shares was estimated using the Black-Scholes option valuation model and the weighted average assumptions set out below.

	Year Ended December 31,
			2005
	2007	2006	(Pro Forma)

Valuation Assumptions —
Expected Option Term (Years)	1	1	1
Expected Volatility	40%	40%	41%
Expected Dividend Rate	—	—	—
Risk Free Interest Rate	5.38%	4.74%	2.79%
Weighted-Average Grant Date Fair Value	$9.73	$12.07	$6.05

Stock-based compensation expense related to the Company’s ESPP of $1.4 million and $1.1 million was recognized as an operating expense for the years ended December 31, 2007 and 2006, respectively. There was no stock-based compensation expense recognized in 2005 as the ESPP was considered noncompensatory under the provisions of APB No. 25.

4.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company presents accumulated other comprehensive income (loss) in its Consolidated Statements of Stockholders’ Equity.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax:

	As of December 31,
	2007	2006	2005
	(In thousands)

Foreign Currency Translation Adjustments	$(8,950)	$(9,319)	$(17,888)
Other Comprehensive Income (Loss) for Unconsolidated Affiliate, Net	18,877	6,157	(481)
Gain on Derivative Instruments, Net	503	—	—
Unrecognized Pension Benefit (Cost), Net	1,368	2,202	(1,127)

Total Accumulated Other Comprehensive Income (Loss)	$11,798	$(960)	$(19,496)

5.	License and Royalty Agreement

In September 2006, the Company entered into a technology licensing agreement with a competitor to use ReedHycalog’s patented technology for the shallow leaching of PDC cutters in exchange for $20 million in guaranteed non-refundable and non-cancelable payments, which was recorded as “License and Royalty Income” in the accompanying Consolidated Statements of Operations in 2006, and future royalty payments. Beginning on April 1, 2008, the Company will be paid, on a quarterly basis, a royalty determined on actual licensed drill bits invoiced by the competitor. The Company will recognize these royalties as income in the period the competitor sells its licensed drill bits.

6.	Other Operating Items

2007 Charges

During 2007, the Company incurred $6.4 million of unusual charges recorded in the Consolidated Statements of Operations as “Other operating items”. These charges include $4.3 million related to the relocation of ReedHycalog’s U.S. headquarters and certain manufacturing facilities, of which $0.5 million was accrued as of December 31, 2007, and $2.1 million for legal and professional fees incurred related to the pending merger between the Company and National Oilwell Varco. The Company will substantially complete its relocation activities in the first quarter of 2008 and expects to incur additional relocation charges of approximately $1.8 million in 2008.

2006 Benefit

During 2006, the Company recognized a $3.9 million benefit from the settlement of a trade credit dispute. The amounts mentioned above are recorded in “Other operating items” in the Company’s Consolidated Statements of Operations.

7.	Acquisitions

On October 13, 2006, the Company acquired Andergauge Ltd. and related companies (collectively, Andergauge) for approximately $117.7 million, including cash acquired, and a non-interest bearing note payable of $5.0 million plus the assumption of net debt of approximately $39.9 million and related transaction expenses. The debt assumed was repaid in connection with the acquisition with cash on hand and through the use of a draw under the Company’s credit facility. The note payable of $5.0 million, due and paid in April 2007, was discounted to $4.9 million based on our incremental borrowing rate of 6.0%. Andergauge, based in Aberdeen, Scotland, is a provider of specialized downhole drilling tools, including the Anderreamer and AG-itatortm, and provides services related to these tools. The Company recorded goodwill of $103.0 million, which is not deductible for tax purposes, and intangible assets of $26.8 million for customer relationships and $12.6 million for patents, which includes final

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation adjustments made in 2007. The customer relationships and patents are being amortized over 10 and 12 years, respectively. The purchase price for the Andergauge acquisition has been allocated to the fair values of net assets acquired. Andergauge’s results of operations are included in the ReedHycalog segment from the date of acquisition.

In June 2006, in connection with the purchase of the remaining interest of GPJ mentioned below, the Company created Jiangsu Grant Prideco Oil and Gas Equipment Co., Ltd. (JGP), a wholly-owned Chinese entity. During 2006, the Company funded approximately $11.0 million into JGP for the purpose of fulfilling its commitment to provide investments in China, of which $5.2 million relates to the prepayment of a 20-year land use agreement. The prepayment amount is being amortized over the life of the lease agreement.

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

On September 2, 2005, the Company acquired the remaining 50% interest in IntelliServ for $8.7 million in cash plus a non-interest bearing note payable of $7.0 million which was discounted to $6.8 million based on our incremental borrowing rate of 4.9%, all of which has subsequently been paid. Additional contingent consideration could be paid based on the product’s adoption rate and revenues, and the purchase agreement limits the total contingent consideration to $85.0 million. As of December 31, 2007, no additional contingent consideration has been paid. IntelliServ, located in Provo, Utah, has developed a drill string telemetry network embedded within drill pipe. The Company previously owned 50% of IntelliServ and accounted for its investment under the equity-method. Subsequent to acquiring a controlling interest, the Company’s consolidated financial statements include the accounts of IntelliServ from the date of acquisition. Previously recorded goodwill of $9.9 million, which is not deductible for tax purposes, and intangible assets of $0.8 million related to the Company’s initial 50% investment have been reclassified from “Investment in Unconsolidated Affiliate” to “Goodwill” and “Other Intangible Assets, Net”, respectively. The value of intangible assets acquired was $13.9 million for patents, which is being amortized over 14 years, and goodwill recognized was approximately $5.7 million, which is not deductible for tax purposes, related to the remaining 50% interest purchase. The purchase price for the IntelliServ acquisition has been allocated to the fair values of net assets acquired. The step acquisition of IntelliServ is included in the results of operations in the Other segment from the date of acquisition.

On July 21, 2005, the Company acquired substantially all of the assets of Corion Diamond Products, Ltd. (Corion), a coring business headquartered in Edmonton, Alberta, Canada for approximately $17.0 million in cash with up to an additional $9.5 million payable upon achieving certain performance benchmarks. As of December 31, 2007, $3.0 million additional consideration has been paid and a final payment of $6.5 million was paid in February 2008 based on certain performance benchmarks achieved by Corion in 2007. Corion’s flagship product is the Corion Express, which allows an operator to drill and core without tripping the pipe, providing substantial operational savings compared with conventional coring techniques. Including the adjustments mentioned above the Company recorded goodwill of $15.1 million, which is deductible for tax purposes, and intangible assets of $3.3 million for patents and customer relationships, which are being amortized over 15 years and 20 years, respectively. The purchase price for the Corion acquisition has been allocated to the fair values of net assets acquired. Corion’s results of operations are included in the ReedHycalog segment from the date of acquisition.

The acquisitions discussed above were accounted for using the purchase method of accounting. The cost of business acquisitions is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition using appraisals and management estimates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. The results of operations of all acquisitions are included in the Consolidated Statements of Operations from their respective dates of acquisition. See Note 13 for supplemental cash flow information concerning acquisitions. Acquisitions discussed above are not

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material to the Company individually or in the aggregate for each applicable year; therefore, pro forma information is not presented.

8.	Dispositions

In 2005, the Company received a payment of $2.5 million related to a note receivable for the sale of Star Iron Works, Inc. which the Company sold in 2003. The Company recognized a gain of $1.6 million on the payment and recorded the gain in “Other Income (Expense), Net” in the Company’s Consolidated Statements of Operations.

9.	Investment in Unconsolidated Affiliate

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

Summarized unaudited financial information for VAT is as follows:

	December 31,
	2007	2006
	(In thousands)

Current Assets	$280,843	$276,484
Other Assets	77,771	54,370

	$358,614	$330,854

Current Liabilities	$89,959	$64,602
Other Liabilities	34,341	28,283
Stockholders’ Equity	234,314	237,969

	$358,614	$330,854

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net Sales	$755,983	$721,880	$537,865
Gross Profit	243,684	261,329	141,803
Net Income	248,597	250,753	127,101
Company’s Equity Income	124,332	125,597	63,978
Dividends Received	144,611	87,719	12,041

The Company’s equity in earnings differs from its proportionate share of net income due to the elimination of intercompany profit on VAT sales to the Company. At December 31, 2007 and 2006, the Company’s investment in VAT differs from its equity in its net assets by approximately $17.6 million and $16.4 million, respectively, due to goodwill and timing differences. The financial statements of VAT for its year ended March 31, 2008 are required by Rule 3-09 of Regulation S-X and will be filed as an amendment to this Form 10-K no later than six months from VAT’s fiscal year end (March 31).

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2007, the Company entered into a new green tube supply agreement (Supply Agreement) with VAT. The primary changes in the Supply Agreement from the previous supply agreement relate to pricing and purchasing requirements by the Company. Under the Supply Agreement, pricing is market based thus eliminating price adjustments through surcharges. For purchasing requirements, there is no longer a penalty for failure to meet minimum annual purchase quantities but instead the Company is required to provide purchase commitments five months prior to production by VAT (Production Notice). Quantities cancelled under the Production Notice will be subject to up to a 200 Euro/metric ton penalty should VAT not be able to sell the quantities elsewhere at a minimum market-based profit margin. Terms of the new agreement are effective August 1, 2007 through March 31, 2009.

Purchases of tubulars from VAT totaled $107.3 million, $92.7 million and $70.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Trade payables to VAT were $14.9 million and $18.2 million at December 31, 2007 and 2006, respectively.

In September 2005, the Company acquired the remaining 50% interest in IntelliServ. Prior to September 2005, IntelliServ was accounted for under the equity-method of accounting. IntelliServ’s equity loss for the year ended December 31, 2005 was $5.7 million (see Note 7 for further discussion).

10.	Debt

Short-Term Debt

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

As of December 31, 2007, the Company had no outstanding borrowings under the Singapore Credit Facility and $0.5 million of letters of credit and bank guarantees had been issued under the Singapore Credit Facility, resulting in unused borrowing availability of $19.5 million. The Company did not incur any significant costs related to this facility.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2007	2006
	(In thousands)

Credit Facility (7.4% at December 31, 2006)	$—	$34,600
6 1/8% Senior Notes due 2015	174,585	200,000
Capital Lease Obligations	747	1,311
Other	1,253	9,941

	176,585	245,852
Less: Current Portion of Long-Term Debt	490	8,640

	$176,095	$237,212

The following is a summary of scheduled long-term debt maturities by year (in thousands):

2008	$490
2009	489
2010	359
2011	226
2012	242
Thereafter	174,779

$176,585

Capital Leases

In connection with the acquisition of IntelliServ in September 2005, the Company acquired fixed assets consisting primarily of rental tools, machinery and equipment. A portion of these assets were under capital leases which expire by 2010. The capital lease obligation was recorded at fair market value as of the acquisition date in the amount of $2.6 million. Minimum lease payments are as follows (in thousands):

2008	$355
2009	316
2010	152

Total Minimum Lease Payments	$823
Less: Amounts Representing Interest	76

Present Value of Minimum Lease Payments	747
Less: Current Portion of Obligations Under Capital Lease	307

Long-Term Portion of Obligations Under Capital Lease	$440

Credit Facility

In August 2006, the Company replaced its existing credit facility with an amended and restated five-year $350 million revolving senior unsecured credit facility (Credit Facility). Under the Credit Facility, the Company has the option to increase aggregate U.S. borrowing availability by an additional $150 million in increments of $25 million, subject to syndication.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with this Credit Facility, $2.7 million of capitalized debt fees related to the previous credit facility have been combined with $1.0 million of debt fees related to the Credit Facility and will be amortized over the five-year term of the Credit Facility. These capitalized debt fees are being amortized as interest expense and are included in “Other Assets” in the accompanying Consolidated Balance Sheets. Unamortized capitalized debt fees of $2.3 million related to the Company’s previous credit facility were written off in 2005 and are included in “Refinancing Charges” in the accompanying Consolidated Statements of Operations.

The U.S. portion of the Credit Facility is guaranteed by the Company and its U.S. subsidiaries and the U.K. portion of the Credit Facility is guaranteed by the Company and all of its U.K. subsidiaries. The terms of the Credit Facility provided for financial covenants that include maintenance at all times of a maximum total debt to book capitalization ratio not to exceed 50%, and maintenance on a rolling four quarter basis of a minimum interest coverage ratio (EBITDA/interest expense) of not less than 2.50 to 1.00. The Credit Facility contains additional covenants, including restrictions to incur new debt, repurchase company stock, pay dividends, sell assets, grant liens and other related items. At December 31, 2007 and 2006, the Company was in compliance with the various covenants under the Credit Facility.

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

As of December 31, 2007, the Company had no outstanding borrowings under the Credit Facility and $5.5 million of letters of credit and bank guarantees that were issued, resulting in unused borrowing availability of $344.5 million. As of December 31, 2006, the Company had $34.6 million in outstanding borrowings under the Credit Facility and $8.6 million of letters of credit and bank guarantees that were issued, resulting in unused borrowing availability of $306.8 million. The borrowings under the Credit Facility is recorded as “Long-Term Debt” in the accompanying Consolidated Balance Sheets as the Company has the ability under the credit agreements and the intent to maintain these obligations for longer than one year.

Additionally, at December 31, 2007 and 2006, the Company had unsecured letters of credit of $1.6 million and $3.5 million, respectively, that are not related to the Credit Facility.

6 1/8% Senior Notes Due 2015

In 2005, the Company issued $200 million of 6 1/8% Senior Notes due 2015 (6 1/8% Senior Notes) at par. Net proceeds from the issuance of approximately $196.4 million were used to finance the repurchase of the Company’s outstanding 9% Senior Notes due 2009 and to repay a portion of the outstanding borrowings under the Company’s previous credit facility. Interest is payable February 15 and August 15 of each year. The 6 1/8% Senior Notes are guaranteed by all of the Company’s domestic subsidiaries. After August 15, 2010, the Company may redeem all or part of the 6 1/8% Senior Notes at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Percentage

2010	103.063%
2011	102.042%
2012	101.021%
2013 and thereafter	100.000%

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The indenture governing the 6 1/8% Senior Notes contains various covenants including restrictions on incurring new debt, repurchasing company stock, paying dividends, selling assets, granting liens and other related items. These restrictions include limiting the amount of dividends and stock repurchases to a maximum amount determined by a formula stipulated in the bond indenture. At December 31, 2007 and 2006, the Company was in compliance with the covenants under the 6 1/8% Senior Note agreement.

During the fourth quarter of 2007, the Company repurchased $25.4 million of 6 1/8% Senior Notes. Total cash paid for the repurchase was $26.1 million, of which $25.4 million related to the principal amount of the 6 1/8% Senior Notes repurchased, $0.3 million related to a premium paid to repurchase the notes and $0.4 million related to accrued interest. The Company recorded total costs of approximately $0.7 million, which included $0.3 million for premiums paid and $0.4 million for the write-off of unamortized debt costs related to the amounts repurchased, which are included in “Other Income (Expense), Net” in the accompanying Consolidated Statements of Operations.

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

The Company accounts for its goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides for a two-step transitional goodwill impairment test with respect to existing goodwill. The Company’s reporting units under SFAS No. 142 are as follows: 1) Drilling Products and Services, 2) ReedHycalog and 3) Other. In 2007, the Company revised its reporting units due to the sale of substantially all of the businesses within the Company’s former Tubular Technology and Services reporting unit. Any remaining businesses previously reflected in the former Tubular Technology and Services reporting unit are now reflected in the Other reporting unit and prior periods have been revised. Also included in the Other reporting unit is the allocation of goodwill of $72.8 million to the businesses sold (see Note 2 for further discussion). The goodwill was allocated based on the relative fair values of the portion of the reporting unit being disposed and the portion of the reporting unit remaining.

The Company performs its annual test for potential goodwill impairment as of October 1st of each year or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For 2007 and 2006, the Company completed its annual assessment, which indicated no existence of impairment.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount of goodwill by reporting unit was as follows:

	Drilling
	Products and
	Services	ReedHycalog	Other	Total
		(In thousands)

Balance, December 31, 2005	$130,885	$174,769	$115,973	$421,627
Acquisitions	201	100,996	20	101,217
Translation and Other Adjustments	1,117	163	(3,132)	(1,852)

Balance, December 31, 2006	132,203	275,928	112,861	520,992
Acquisitions	—	3,394	—	3,394
Discontinued Operations Allocation	—	—	(72,799)	(72,799)
Translation and Other Adjustments	1,055	4,826	1,290	7,171

Balance, December 31, 2007	$133,258	$284,148	$41,352	$458,758

In 2007, ReedHycalog includes other adjustments of $6.5 million that was accrued at December 31, 2007 related to the Company’s acquisition of Corion where the Company is obligated to pay additional consideration based upon Corion achieving certain performance benchmarks, $1.5 million related to a change in the Company’s estimate of the tax basis of assets at this segment’s Andergauge division and ($4.3) million related to a change in the Company’s tax position related to the acquisition of this segment. Under EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the change in the estimate of tax basis of assets and the resolution of these tax uncertainties are treated as adjustments of the goodwill originally recorded in the acquisition. In 2006, the Other reporting unit includes a goodwill adjustment totaling $3.1 million related to a change in the Company’s estimate of the tax basis of assets at this segment’s IntelliServ division. These items are reflected in Translation and Other Adjustments in their respective years.

Intangible assets of $82.0 million and $89.8 million, including accumulated amortization of $28.3 million and $19.8 million, as of December 31, 2007 and 2006, respectively, are recorded at cost and are amortized on a straight-line basis over the years expected to be benefited, ranging from 1.5 to 18 years. The Company’s intangible assets primarily consist of patents, customer relationships, trademarks, covenants not to compete and technology licenses that are amortized on a straight-line basis over the estimated useful lives for the respective categories. The following table shows the Company’s intangible assets by asset category:

	December 31, 2007			December 31, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
			(In thousands)

Patents	$71,858	$(19,622)	$52,236	$71,843	$(14,449)	$57,394
Customer Relationships	33,195	(4,533)	28,662	32,410	(1,514)	30,896
Trademarks	1,610	(1,456)	154	1,610	(1,250)	360
Covenants Not To Compete	2,285	(1,999)	286	2,300	(1,890)	410
Technology Licenses	1,308	(688)	620	1,424	(657)	767

	$110,256	$(28,298)	$81,958	$109,587	$(19,760)	$89,827

Amortization expense related to intangible assets for the years ended December 31, 2007, 2006 and 2005 was $9.0 million, $6.3 million, and $4.7 million, respectively. Annual amortization expense related to existing intangible assets for years 2008 through 2012 is expected to be in the range of $8.2 million to $8.5 million.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Derivative Instruments

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

The Company’s policy is to hold derivatives only for the purpose of hedging risks and not for speculative or trading purposes where the objective is solely to generate profit. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives. At December 31, 2007, hedging relationships existed for probable foreign-currency-denominated purchase commitments and existing net foreign currency liability exposures.

Cash Flow Hedges

The Company entered into several foreign currency forward contracts designated as cash flow hedges for all or a portion of anticipated inventory purchases through September 2008, denominated in Euros, under our long-term supply contract with VAT. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, the Company has recorded a net current asset of $0.4 million to adjust these foreign currency forward contracts to their fair market value. Net gains related to these contracts of $0.5 million, net of tax, were deferred in Accumulated Other Comprehensive Income (Loss), which the Company expects to recognize in earnings over the next 12 months. For the year ended December 31, 2007, the Company recognized $0.6 million of gains related to these contracts in the Consolidated Statements of Operations when the hedged item affected earnings. There was no impact to the Company’s earnings related to ineffectiveness.

Other Derivative Instruments

The Company entered into spot and forward contracts to hedge against various foreign currency denominated liabilities, including the Euro and the British Pound Sterling. These derivative instruments were not designated as hedges and changes in the fair value of these contracts are recognized through earnings and the amounts generally offset foreign exchange gains and losses included in “Other Income (Expense), Net” in the Consolidated Statements of Operations. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, the Company has a net current asset of $0.2 million. For the year ended December 31, 2007, the Company recognized gains, in earnings, of $1.3 million related to changes in the fair values of these contracts.

13.	Supplemental Cash Flow Information

Cash paid for interest and income taxes (net of refunds) was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Interest Paid	$15,737	$15,772	$24,417
Income Taxes Paid, Net of Refunds	183,599	162,934	40,515

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes investing activities relating to acquisitions:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Fair Value of Assets, Net of Cash Acquired	$—	$74,723	$20,569
Goodwill	3,394	101,217	26,731
Fair Value of Liabilities Assumed	—	(63,942)	(16,263)
Minority Interests Acquired	—	—	8,195

Cash Consideration, Net of Cash Acquired	$3,394	$111,998	$39,232

In 2007, there were no significant non-cash transactions while in 2006, the Company had remaining consideration due to the selling shareholders of Andergauge in the amount of $4.9 million and in 2005, the Company entered into a $6.8 million non-interest bearing note in connection with the remaining 50% interest purchase of IntelliServ (see Note 7 for further discussion).

14.	Stockholders’ Equity

Stock Repurchase Program

In 2006, the Company’s Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $350 million of the Company’s Common Stock. In 2007, the Board of Directors approved an additional increase in its stock repurchase program by $300 million (to $650 million from $350 million). The Company may repurchase its shares in the open market based on, among other things, its ongoing capital requirements and expected cash flows, the market price and availability of its stock, regulatory and other restraints and general market conditions. The repurchase program does not have an established expiration date.

At December 31, 2007, the Company had repurchased 5.2 million shares at a total cost of $244.3 million and such shares are reflected in the accompanying Consolidated Balance Sheets as “Treasury Stock.”

15.	Pension Plans

The Company sponsors two defined benefit pension plans related to our ReedHycalog segment that were assumed as part of the Company’s acquisition of ReedHycalog in 2002.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires companies to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in its balance sheet, with a corresponding adjustment to accumulated other comprehensive income/loss, net of tax. The adjustment to accumulated other comprehensive income/loss at adoption represents the reclassification of unrecognized actuarial gains/losses and unrecognized prior service costs, all of which were previously netted against the plan’s liabilities. The amounts related to the pensions in accumulated other comprehensive income/loss will subsequently be recognized as net periodic pension costs pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods will be recognized as a component of other comprehensive income/loss. Those amounts will be subsequently recognized as a component of net periodic pension costs on the same basis as the amounts recognized in accumulated other comprehensive income/loss at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statement of Operations for the year ended December 31, 2006, or for any period prior to adoption, and it will not affect the Company’s operating results in future periods. Additionally, due to the status of

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s plans, the actual benefit obligations equals the projected benefit obligations; therefore, there was no adjustment to the funded status of the Company’s plans as a result of adopting the provisions of SFAS No. 158.

	Prior to	Effect of	As Reported
	Adopting	Adopting	at
	SFAS No. 158	SFAS No. 158	December 31, 2006
	(In thousands)

Other Intangible Assets, Net	$90,026	$(199)	$89,827
Other Assets	22,054	796	22,850
Accrued Payroll and Benefits	78,639	(3,687)	74,952
Deferred Tax Liabilities	66,810	1,500	68,310
Accumulated Other Comprehensive Income (Loss)	(3,745)	2,785	(960)

Included in Accumulated Other Comprehensive Income (Loss) at December 31, 2007 and 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized net actuarial gains of $2.1 million ($1.4 million net of tax) and $3.6 million ($2.4 million net of tax), respectively. Also included in Accumulated Other Comprehensive Income (Loss) at December 31, 2006 are unrecognized prior service costs of $0.3 million ($0.2 million net of tax); there were no amounts included in Accumulated Other Comprehensive Income (Loss) at December 31, 2007. The net actuarial gains included in Accumulated Other Comprehensive Income (Loss) expected to be recognized in net periodic pension costs during the fiscal year-ended December 31, 2008 are $0.1 million ($0.0 million net of tax). No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2008.

U.S. Pension Plan

As part of the purchase of ReedHycalog in 2002, Grant Prideco acquired the Reed Hourly Pension Plan (the U.S. Plan). The U.S. Plan covers approximately 114 employees, which includes only union employees at our ReedHycalog Navigation manufacturing facility in Houston, Texas, and provides a defined benefit based on a fixed dollar amount per year of service. The contract related to the U.S. Plan is facility specific and due to the closure and relocation of the Navigation manufacturing facility at the end of 2007, the U.S. Plan was frozen as of December 31, 2007, as to both participation and accruals, and no further benefits accrue to the participants beyond this date.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

The following table reflects information concerning the change in benefit obligation, change in plan assets and reconciliation of funded status. The Company’s benefits are presented and computed as of and for the twelve-month period ended on the December 31 measurement date.

	2007	2006
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$15,948	$15,718
Service cost	381	408
Interest cost	991	844
Benefits paid	(906)	(654)
Actuarial (gain) loss	1,332	(368)

Benefit obligation at end of year	$17,746	$15,948

Change in Plan Assets:
Fair value of plan assets at beginning of year	$15,075	$10,464
Actual return on plan assets	1,075	1,377
Employer contributions	1,000	3,986
Benefits paid	(906)	(654)
Administrative expenses	(98)	(98)

Fair value of plan assets at end of year	$16,146	$15,075

Funded Status at End of Year	$(1,600)	$(873)

Amounts Recognized in the Consolidated Balance Sheets:
Other Long-Term Liabilities	$(1,600)	$(873)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Net loss	$2,231	$897
Prior sevice cost	—	199

	$2,231	$1,096

The following table provides information related to the accumulated benefit obligation in excess of the U.S. Plan assets:

	2007	2006
	(In thousands)

Projected Benefit Obligation	$17,746	$15,948
Accumulated Benefit Obligation	17,746	15,948
Fair Value of Plan Assets	16,146	15,075

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income (Loss):

Net Periodic Cost:

	2007	2006	2005
	(In thousands)

Service Cost	$381	$408	$382
Interest Cost	991	844	841
Expected Return on Plan Assets	(1,141)	(895)	(595)
Amortization of Prior Service Cost	23	23	—
Amortization of Net Loss	65	25	11
Administration Expenses	98	60	108
Curtailment Loss Recognized	175	—	—

Net Periodic Cost	$592	$465	$747

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):

	2007	2006	2005
	(In thousands)

Net (Gain) Loss	$1,398	$(812)	$1,741
Amortization of Net Loss	(65)	(25)	(11)
Prior Service Cost	(199)	199	—

Total Recognized in Other Comprehensive Income (Loss)	$1,134	$(638)	$1,730

Total Recognized in Net Periodic Cost and Other Comprehensive Income (Loss)	$1,726	$(173)	$2,477

Assumptions

Assumptions used to determine net benefit obligations for the fiscal year ended December 31:

	2007	2006

Discount rate	6.00%	5.75%
Rate of compensation increase	N/A	N/A

Assumptions used to determine net periodic cost:

	2007	2006	2005

Discount rate	5.75%	5.50%	5.78%
Expected return on plan assets	7.50%	7.50%	6.58%
Rate of compensation increase	N/A	N/A	N/A

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

Asset Categories

The following table provides the target and actual asset allocations:

		Actual
		December 31,
Asset Category	Target	2007	2006

Equity Securities	50%	58%	58%
Fixed Income	40%	42%	42%
Other	10%	0%	0%

	100%	100%	100%

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

Cash Flow

The Company has no minimum funding requirements for the U.S. Plan in 2008.

The following table provides the expected benefit payments for the next ten years:

Fiscal Year Ending	Payments

2008	$958
2009	937
2010	963
2011	1,030
2012	1,097
Next 5 years	5,370

Total	$10,355

Non-U.S. Pension Plan

As part of the purchase of ReedHycalog in 2002, Grant Prideco acquired the Hycalog Retirement and Death Benefit Scheme (the Scheme). The Scheme covers approximately 135 employees and provides pensions on a defined benefits basis. The Scheme was frozen when acquired with no future benefits accruing.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

The following table reflects information concerning the change in benefit obligation, change in plan assets and reconciliation of funded status. The Company’s benefits are presented and computed as of and for the twelve-month period ended on the December 31 measurement date.

	2007	2006
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$22,545	$21,686
Service cost	—	17
Interest cost	1,080	940
Benefits paid	(337)	(1,214)
Actuarial gain	(355)	(1,392)
Exchange rate changes	213	2,508

Benefit obligation at end of year	$23,146	$22,545

Change in Plan Assets:
Fair value of plan assets at beginning of year	$23,340	$21,388
Actual return on plan assets	764	(216)
Employer contributions	2,656	838
Benefits paid	(337)	(1,214)
Exchange rate changes	143	2,545

Fair value of plan assets at end of year	$26,566	$23,341

Funded Status at End of Year	$3,420	$796

Amounts Recognized in the Consolidated Balance Sheets:
Other Assets	$3,420	$796
Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Net gain	$(4,336)	$(4,535)
Prior sevice cost	—	52

	$(4,336)	$(4,483)

The following table provides information related to the accumulated benefit obligation (in thousands):

	2007	2006
	(In thousands)

Accumulated Benefit Obligation	$23,146	$22,545

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit and Other Amounts Recognized in Other Comprehensive Income (Loss):

Net Periodic Benefit:

	2007	2006	2005
		(In thousands)

Service Cost	$—	$16	$—
Interest Cost	1,081	941	917
Expected Return on Plan Assets	(1,211)	(924)	(939)
Amortization of Prior Service Cost	53	118	235
Amortization of Net Actuarial Gain	(159)	(151)	(213)

Net Periodic Benefit	$(236)	$—	$—

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):

	2007	2006
	(In thousands)

Net Loss (Gain)	$40	$(4,535)
Amortization of Net Actuarial Gain	159	—
Prior Service Cost	—	52
Amortization of Prior Sevice Cost	(52)	—

Total Recognized in Other Comprehensive Income (Loss)	$147	$(4,483)

Total Recognized in Net Periodic Benefit and Other Comprehensive Income (Loss)	$(89)	$(4,483)

There were no amounts recognized in other comprehensive income (loss) related to the Scheme for 2005.

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

Assumptions

Assumptions used to determine net benefit obligations for the fiscal year ended December 31:

	2007	2006

Discount rate	4.80%	4.65%
Rate of compensation increase	N/A	N/A

Assumptions used to determine net periodic benefit:

	2007	2006	2005

Discount rate	4.65%	4.25%	4.75%
Expected return on plan assets	4.65%	4.25%	4.75%
Rate of compensation increase	N/A	N/A	N/A

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

Asset Categories

The following table provides the target and actual asset allocations:

		Actual
		December 31,
Asset Category	Target	2007	2006

Equity Securities	0%	0%	0%
Fixed Income	100%	100%	100%
Other	0%	0%	0%

	100%	100%	100%

Cash Flow

The Company has no minimum funding requirements for the Scheme in 2008.

The following table provides the expected benefit payments for the next ten years:

Fiscal Year Ending	Payments

2008	$280
2009	302
2010	319
2011	339
2012	357
Next 5 years	2,976

Total	$4,573

16.	Other Retirement and Employee Benefit Plans

Executive Deferred Compensation Plan

The Company has Executive Deferred Compensation Stock Ownership Plans (EDC Plans) in which certain Grant Prideco employees and directors participate. Under the EDC Plans, a portion of the compensation for certain key employees of the Company, including directors, can be deferred for payment after retirement or termination of employment. A separate trust (EDC Trust) has been established by Grant Prideco to fund the benefits of certain EDC Plans. The funds provided to the EDC Trust are invested in Common Stock through open market purchases by a trustee independent of the Company. The assets of the EDC Trust are available to satisfy the claims of all general creditors of Grant Prideco in the event of a bankruptcy or insolvency. Settlements under the EDC Plans will be in Common Stock. Accordingly, the Common Stock held by the EDC Trust is included in Stockholders’ Equity as “Treasury Stock, at Cost”. The compensation expense related to the EDC Plans was $2.5 million, $2.4 million and $2.3 million in 2007, 2006 and 2005, respectively.

In connection with the spin off of Grant Prideco from Weatherford in April 2000, a portion of the deferred compensation liability recorded by Weatherford was allocated to Grant Prideco under the terms of the Weatherford Executive Deferred Compensation Plans (Weatherford EDC Plans). As of December 31, 2007, the remaining

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation was $1.2 million and 135,558 shares. Settlements under the Weatherford EDC Plans will be in Weatherford common stock and the Company’s Common Stock.

Non-Qualified Deferred Compensation Plans

The Company maintains a non-qualified deferred compensation plan (the NQDC Plan). The NQDC Plan is available to a select group of management and highly-compensated employees of the Company. The NQDC Plan allows participants to defer all or a portion of their annual salaries and bonuses, as applicable, and permits the Company to make discretionary contributions to the NQDC Plan. A separate trust (NQDC Trust) was established by the Company to hold the assets of the NQDC Plan and in the event of insolvency or bankruptcy, NQDC Trust assets are available to satisfy the claims of all general creditors of the Company. Participants have the ability to direct the plan administrator to invest the assets in their accounts, including any discretionary contributions by the Company, in pre-approved mutual funds held by the NQDC Trust. No shares of the Company’s stock are held by the NQDC Trust. Accordingly, the accompanying Consolidated Balance Sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2007 and 2006, $6.5 million and $4.8 million, respectively, are included in “Other Assets” with a corresponding amount recorded in “Other Long-Term Liabilities”. During the years ended December 31, 2007, 2006 and 2005, Company contributions to the NQDC Plan totaled $0.3 million, $0.2 million and $0.3 million, respectively.

Defined Contribution Plans

The Company has defined contribution plans covering certain of its employees. The Company’s expenses related to these plans totaled $4.5 million, $4.1 million and $3.5 million in 2007, 2006 and 2005, respectively.

17.	Income Taxes

The domestic and foreign components of income before income taxes consist of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Domestic	$309,230	$210,550	$8,287
Foreign	379,988	365,947	204,970

Total Income Before Income Taxes	$689,218	$576,497	$213,257

The components of the (provision) benefit for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Current:
U.S. federal and state income taxes	$(109,430)	$(60,956)	$(31,069)
Foreign	(87,968)	(93,164)	(47,259)

	(197,398)	(154,120)	(78,328)

Deferred:
U.S. federal and state income taxes	(929)	(12,849)	18,444
Foreign	(2,761)	4,939	(3,871)

	(3,690)	(7,910)	14,573

Total Income Tax Provision(a)	$(201,088)	$(162,030)	$(63,755)

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Excludes discontinued operation amounts of $18.2 million, $31.5 million and $24.1 million of current taxes for the years ended December 31, 2007, 2006 and 2005, respectively, and also excludes $1.3 million, $1.7 million and $1.8 million of deferred taxes for the years ended December 31, 2007, 2006 and 2005, respectively (see Note 2 for further discussion).

The following is a reconciliation of income taxes at the U.S. federal income tax rate of 35% to the effective provision for income taxes reflected in the Consolidated Statements of Operations:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Provision for Income Taxes at Statutory Rates	$(241,226)	$(201,774)	$(74,640)
Effect of Foreign Income Tax, Net	31,646	22,650	8,208
Change in Valuation Allowance	—	14,749	1,726
Increased Research Expenditures Credit	828	4,578	—
Preferred Supplier Credit	—	—	1,421
Extraterritorial Income and Manufacturing Deduction Benefit	5,635	4,200	1,157
Amortization of Restricted Stock Award	3,730	(3,887)	(423)
State and Local Income Taxes, Net of U.S. Federal Income Tax Benefit	(2,426)	(2,355)	—
Tax Exempt Interest	1,210	—	—
Other Permanent Items	(485)	(191)	(1,204)

Provision for Income Taxes	$(201,088)	$(162,030)	$(63,755)

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

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax assets (liabilities) and the related valuation allowances were as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred Tax Assets:
Foreign tax credits	$—	$7,604
Domestic and foreign operating losses	963	3,034
Accrued liabilities and reserves	18,693	14,409
Inventory basis differences	5,945	24,347
Investments in unconsolidated subs	4,997	5,734
Tax on non-repatriated foreign income	13,315	3,209
Other	97	—

Total Deferred Tax Assets	44,010	58,337

Deferred Tax Liabilities:
Goodwill and other intangible assets	(30,740)	(33,855)
Property and equipment and other	(34,770)	(25,048)
Foreign taxes	(11,882)	(18,243)

Total Deferred Tax Liabilities	(77,392)	(77,146)

Valuation Allowance:
Foreign net operating loss	(605)	—

Total valuation allowance	(605)	—

Net Deferred Tax Liabilities	$(33,987)	$(18,809)

As of December 31, 2007 and 2006, the Company had foreign net operating losses carryforwards net of valuation allowance for tax purposes of approximately $1.3 million and $9.8 million, respectively. At December 31, 2006, the Company had foreign tax credit carryforward, net of allowance, of $7.6 million which was utilized in 2007. At December 31, 2006 the Company released all its valuation allowance related to Foreign Tax Credits. During 2006, the Company utilized a United States alternative minimum tax credit of $0.7 million. The Company has not recorded a deferred income tax liability that would result from the distribution of earnings from certain foreign subsidiaries if those earnings were actually repatriated. The Company intends to indefinitely reinvest certain undistributed earnings of foreign subsidiaries located in Italy, Canada, China, Mauritius, Mexico, Singapore, Netherlands, Norway and Venezuela. In the event that the balances of such earnings were to be distributed, a one-time tax charge to the Company’s consolidated results of operations of approximately $67.7 million and $39.6 million could occur for 2007 and 2006, respectively. At December 31, 2007 and 2006, the total amount of foreign earnings indefinitely reinvested is approximately $279.2 million and $165.4 million, respectively.

Certain subsidiaries operating in China and Singapore qualify for a tax holiday. The tax holiday resulted in a $19.1 million reduction in tax expense in 2007 or approximately $0.15 per share and $14.7 million in 2006 or $0.11 per share. The reductions expire in 2008 through 2014.

During 2007 and 2006, certain foreign countries in which the Company has operations reduced their statutory tax rates. The effect on the deferred tax balance was approximately $1.9 million and $0.1 million, respectively.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). The Interpretation

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted the provisions of FIN 48 effective January 1, 2007. On adoption, the Company recognized a $1.1 million increase in the liability for unrecognized tax benefits. This increase in the liability resulted in a decrease to the January 1, 2007 balance of retained earnings of $0.9 million and an increase in goodwill of $0.2 million. As of January 1 and December 31, 2007, the Company had unrecognized tax benefits in the amount of $12.7 million and $9.1 million respectively, and if recognized, $12.4 million and $8.9 million would reduce our income tax expense and effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$12,657
Additions based on tax positions related to the current year	281
Additions for tax positions of prior year	311
Reductions for tax positions of prior year	(2,326)
Settlements	(1,800)

Balance at December 31, 2007	$9,123

The Company recognizes interest expense as well as potential penalties related to unrecognized income tax matters in income tax expense in the Consolidated Statements of Operations. As of January 1, 2007 and December 31, 2007, the balance of accrued interest and penalties related to uncertain tax positions are $0.8 million and $1.3 million, respectively. The Company incurred approximately $0.5 million and $0.7 million of interest and penalties expense at December 31, 2007 and 2006, respectively.

The Company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. Major jurisdictions including the U.S., Canada, China and the United Kingdom have statutes of limitations generally ranging from 3 to 6 years. The Company’s Canadian subsidiary is currently under audit by the Canadian Revenue Agency and no significant adjustments have been proposed.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the financial statements of the Company.

The Company records its tax-assessed revenue transactions on a net basis in its Consolidated Statements of Operations.

18.	Disputes, Litigation and Contingencies

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

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of the date of this Annual Report on Form 10-K, the Company is aware of five shareholder lawsuits that have been filed in connection with the proposed merger between the Company and National Oilwell Varco. These lawsuits, each of which has been filed in the District Court of Harris County, Texas, against the Company, its board of directors and, in one case, National Oilwell Varco, are as follows: Mark Bornstein, On Behalf of Himself and All Others Similarly Situated vs. Grant Prideco, Inc., et al., Cause No. 2007-76092, In the District Court of Harris County, Texas, 269th Judicial District; Catholic Medical Mission Board, On Behalf of Itself and All Others Similarly Situated vs. Grant Prideco, Inc., et al., Cause No. 2007-76418, In the District Court of Harris County, Texas, 55th Judicial District; Thomas Gray, On Behalf of Himself and All Others Similarly Situated vs. Grant Prideco, Inc., et al., Cause No. 2007-76419, In the District Court of Harris County, Texas, 133rd Judicial District; Roslyn Feder, On Behalf of Herself and All Others Similarly Situated vs. Grant Prideco, Inc., et al., In the District Court of Harris County, Texas, 61st Judicial District; and Kenneth Engberg, On Behalf of Himself and All Others Similarly Situated vs. Grant Prideco, Inc., et al., Cause No. 2008-02244, In the District Court of Harris County, Texas, 281st Judicial District.

Each of the plaintiffs in these five lawsuits alleges that they are stockholders of the Company and each of these five lawsuits is brought as putative class action. Each of these lawsuits alleges that the proposed merger consideration is inadequate and that the Company and its individual directors breached fiduciary duties owed to the stockholders of the Company in connection with the proposed merger. Additionally, in the Bornstein suit, plaintiff alleges that National Oilwell Varco aided and abetted the alleged breach of fiduciary duty by the Company and its board of directors. The plaintiffs in each of these actions seek certification of their lawsuits as class actions, seek to enjoin the proposed merger and also ask for other legal and equitable relief, including an award of attorneys’ fees and costs of court. On January 17, 2008, the Company filed a motion requesting that all of these shareholder actions be consolidated with the Bornstein case in the 269th Judicial District Court of Harris County, Texas. The Court has not yet ruled on this motion to consolidate.

This litigation is in its very early stages; however, National Oilwell Varco and the Company believe that each of these five lawsuits is without merit and intend to defend them.

Insurance

The Company is predominantly self-insured through an insurance policy for employee health insurance claims and is self-insured for workers’ compensation claims for certain of its employees. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management’s estimates of these liabilities could change over the near term as circumstances develop.

19.	Commitments

Operating Leases

The Company is committed under various operating leases, which primarily relate to office space and equipment. Total lease expense incurred under operating leases was approximately $12.5 million, $12.8 million and $10.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rental commitments under non-cancellable operating leases are as follows (in thousands):

2008	$10,284
2009	6,663
2010	5,629
2011	3,987
2012	3,376
Thereafter	19,970

$49,909

Other Commitments

In addition to the VAT purchase commitment discussed in Note 9, the Company is also party to a 30-year supply contract with Tubos de Acero de Mexico, S.A. (TAMSA). Under the supply contract, TAMSA has been given the right to supply tubulars for the Company’s drill pipe operations located in Mexico as long as the prices are on a competitive basis. This supply agreement does not obligate the Company to make purchases from TAMSA for any location other than Mexico. The supply agreement also does not restrict the Company’s ability to utilize tubulars manufactured by its affiliates, including VAT.

20.	Related Parties

The Company’s ReedHycalog segment sells drill bits worldwide to oil and gas operators, including Newfield Exploration Company (Newfield). In addition, certain divisions in the Company’s Discontinued Operations (Atlas Bradford Premium Connections and Tube-Alloy Accessories) also sell accessories directly to Newfield. Two of the Company’s directors, Mr. Trice and Mr. Hendrix, are directors of Newfield and Mr. Trice is Newfield’s Chairman, President and Chief Executive Officer. During 2007, 2006 and 2005, Newfield purchased approximately $3.6 million, $2.9 million and $2.3 million, respectively, of products from the Company. The Company believes that the prices it charges to Newfield are on terms comparable to those that would be available to other third parties.

Additionally, the Company also sells products and services to Weatherford. Two of our Board members also serve on the Board of Weatherford. During 2007, 2006 and 2005 Weatherford purchased approximately $100.2 million, $42.0 million and $38.9 million, respectively, of products from the Company. The Company believes that the prices it charges to Weatherford are on terms comparable to those that would be available to other third parties.

21.	Segment Information

Business Segments

The Company operates through three primary business segments: Drilling Products and Services, ReedHycalog and Other. The Company’s products are used in the exploration and production of oil and natural gas. Segment information below has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”, except that income tax (provision) benefit is allocated to the segments by an application of the Company-wide effective rate to the net income (loss) of each segment. Intersegment revenues, which have been eliminated at the segment level, are recorded at cost plus an agreed upon intercompany profit.

In October 2007, the Company entered into an agreement to sell three of the divisions within the Company’s Tubular Technology and Services segment (see Note 2 for further discussion). In addition to the divisions being

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold, certain other divisions within the Company’s Tubular Technology and Services segment (located in Canada and Venezuela) have either been sold, are planned to be disposed of, or are otherwise being discontinued. All of the dispositions discussed above are reflected as discontinued operations in the Company’s Statements of Operations and prior periods have been revised to reflect this presentation and, accordingly, discontinued operations are excluded from segment reporting. As the remaining division, XL Systems, in the Tubular Technology and Services segment is not of continuing significance to report alone as a segment and it does not meet the quantitative thresholds established in SFAS No. 131, the Company is discontinuing its Tubular Technology and Services segment and XL Systems is now included in the Other segment along with the Company’s IntelliServ division. The Company has revised its prior period segment reporting to reflect this change and Total Assets related to discontinued operations is now reflected in Other.

The Company’s Drilling Products and Services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavyweight drill pipe and accessories. The ReedHycalog segment designs, manufactures and distributes fixed-cutter and roller-cone drill bits and provides coring services and downhole tools. The Company’s Other segment includes its XL Systems and Intelliserv divisions. The Company’s XL Systems division is a provider of an integrated package of large-bore tubular products and services primarily used in offshore applications and the IntelliServ division provides well-site data transmission services. Corporate includes general corporate expenses.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Drilling Products
	and Services	ReedHycalog		Other	Corporate		Total
	(In thousands)

2007
Revenues from Unaffiliated Customers	$1,175,632	$610,738		$122,264	$—		$1,908,634
Intersegment Revenues	3,333	10		586	—		3,929
Depreciation and Amortization(f)	15,124	27,150		5,441	4,824		52,539
Other Operating Items	—	4,341	(a)	—	2,105	(a)	6,446
Operating Income (Loss)(b)	470,142	169,567		3,878	(62,858)		580,729
Interest Expense	137	289		186	13,590		14,202
Equity Income in Unconsolidated Affiliate	124,332	—		—	—		124,332
Income (Loss) from Continuing Operations(b)	400,563	93,028		1,007	(16,401)		478,197
Capital Expenditures for Property, Plant and Equipment(f)	33,732	55,145		28,108	5,380		122,365
Total Assets	927,672	847,558		416,499	158,975		2,350,704
2006
Revenues from Unaffiliated Customers	$888,661	$504,648		$136,950	$—		$1,530,259
Intersegment Revenues	671	91		4,895	—		5,657
Depreciation and Amortization(f)	13,495	18,620		6,031	3,937		42,083
Other Operating Items	—	—		—	3,900	(c)	3,900
Operating Income (Loss)(b)	323,189	185,087	(d)	9,018	(46,570)		470,724
Interest Expense	(87)	354		326	15,428		16,021
Equity Income in Unconsolidated Affiliate	125,597	—		—	—		125,597
Income (Loss) from Continuing Operations(b)	295,761	118,866	(d)	(1,035)	(9,486)		404,106
Capital Expenditures for Property, Plant and Equipment(f)	28,019	24,847		25,661	4,398		82,925
Total Assets	801,830	780,635		376,860	62,742		2,022,067
2005
Revenues from Unaffiliated Customers	$593,066	$398,227		$97,973	$—		$1,089,266
Intersegment Revenues	17	99		4,878	—		4,994
Depreciation and Amortization(f)	13,248	15,939		5,042	3,462		37,691
Operating Income (Loss)	175,091	98,616		7,396	(47,174	)(e)	233,929
Interest Expense	342	240		185	28,114		28,881
Equity Income (Loss) in Unconsolidated Affiliates	63,977	—		(5,718)	—		58,259
Income (Loss) from Continuing Operations	159,161	60,258		(7,037)	(72,829	)(e)	139,553
Capital Expenditures for Property, Plant and Equipment(f)	10,456	6,224		4,408	2,972		24,060
Total Assets	592,054	538,734		354,500	54,996		1,540,284

(a)	Includes $4.3 million of ReedHycalog relocation costs and $2.1 million in legal and professional fees related to the pending merger. See Note 6 for further discussion.

(b)	Includes non-cash items of $13.5 million and $11.4 million in 2007 and 2006, respectively, related to stock-based compensation.

(c)	Includes a $3.9 million benefit from the settlement of a trade credit dispute.

(d)	Includes a license and royalty payment in ReedHycalog of $20.0 million the Company received in exchange for the use of ReedHycalog patented technology for the shallow leaching of PDC cutters. See Note 5 for further discussion.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Includes non-cash items in Corporate and Other of $57.1 million related refinancing charges and $5.6 million related to stock-based compensation.

(f)	Reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Depreciation and Amortization-
From Continuing Operations	$52,539	$42,083	$37,691
From Discontinued Operations	6,247	8,172	8,941

Per Consolidated Statements of Cash Flows	$58,786	$50,255	$46,632

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Capital Expenditures for -
Property Plant and Equipment from Continuing Operations	$122,365	$82,925	$24,060
Property Plant and Equipment from Discontinued Operations	1,147	17,313	5,441

Per Consolidated Statements of Cash Flows	$123,512	$100,238	$29,501

Foreign Operations and Export Sales

Financial information by geographic segment for each of the three-years ended December 31, 2007 is summarized below. Revenues are attributable to countries based on the location of the entity selling products rather than ultimate use. Long-lived assets represent long-term assets excluding deferred tax assets.

The following table presents consolidated revenues by country based on the location of the sale of the products or services:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

United States	$1,104,446	$843,939	$616,541
Canada	57,811	65,554	55,940
Italy	22,987	55,834	39,561
China	134,108	110,895	69,382
Singapore	186,132	161,406	99,361
Other Countries	403,150	292,631	208,481

Total	$1,908,634	$1,530,259	$1,089,266

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents long-lived assets by country based on the location:

	December 31,
	2007	2006
	(In thousands)

United States	$530,312	$614,392
Canada	44,804	33,250
Mexico	91,522	79,363
Italy	40,069	40,533
China	42,887	38,756
Singapore	49,318	49,496
United Kingdom	186,953	183,925
Other Countries	42,964	33,506

Total	$1,028,829	$1,073,221

Major Customers and Credit Risk

Substantially all of the Company’s customers are engaged in the exploration and development of oil and gas reserves. The Company’s drill pipe, drill bit products and other related products are sold primarily to rig contractors, distributors and rental companies. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company’s expectations. Foreign sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company’s foreign sales, however, are to large international companies, in-country national oil companies, or are secured by a letter of credit or similar arrangements.

In the three years ended December 31, 2007, there were no individual customers who accounted for 10% or more of total revenues.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data for 2007 and 2006, which have been restated for discontinued operations presentation:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Revenues	$456,115	$460,466	$486,637	$505,416
Gross Profit	229,919	235,998	226,010	241,324
Selling, General and Administrative and Research and Engineering	85,564	85,428	80,630	94,454
Other Operating Items(a)	602	534	1,286	4,024
Operating Income	143,753	150,036	144,094	142,846
Income from Continuing Operations	125,091	122,536	114,279	116,291
Income from Discontinued Operations,
Net of Tax	6,458	12,416	9,960	12,205
Net Income	$131,549	$134,952	$124,239	$128,496
Basic Net Income Per Share:
Income from Continuing Operations	$0.98	$0.95	$0.89	$0.91
Income from Discontinued Operations	0.05	0.10	0.08	0.10

Net Income	$1.03	$1.05	$0.97	$1.01

Basic Weighted Average Shares Outstanding	128,085	128,434	128,585	127,155
Diluted Net Income Per Share:
Income from Continuing Operations	$0.96	$0.94	$0.88	$0.91
Income from Discontinued Operations	0.05	0.10	0.08	0.09

Net Income	$1.01	$1.04	$0.96	$1.00

Diluted Weighted Average Shares Outstanding	129,928	130,071	129,818	128,161

(a)	Includes $4.3 million of ReedHycalog relocation costs and $2.1 million in legal and professional fees related to the pending merger. See Note 6 for further discussion.

GRANT PRIDECO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter
	(In thousands, except per share data)

Revenues	$340,406	$355,616	$382,028		$452,209
Gross Profit	155,606	175,412	186,929	(a)	217,667
Selling, General and Administrative and Research and Engineering	67,246	70,055	67,370		84,119
Operating Income	88,360	105,357	139,559	(a)	137,448	(b)
Income from Continuing Operations	75,705	89,558	113,055		125,788
Income from Discontinued Operations,
Net of Tax	16,725	16,029	13,417		14,307
Net Income	$92,430	$105,587	$126,472	(a)	$140,095	(b)
Basic Net Income Per Share:
Income from Continuing Operations	$0.58	$0.68	$0.87		$0.98
Income from Discontinued Operations	0.13	0.12	0.10		0.11

Net Income	$0.70	$0.80	$0.97		$1.09

Basic Weighted Average Shares Outstanding	131,388	131,472	130,606		128,615
Diluted Net Income Per Share:
Income from Continuing Operations	$0.57	$0.67	$0.85		$0.96
Income from Discontinued Operations	0.12	0.12	0.10		0.11

Net Income	$0.69	$0.79	$0.95		$1.07

Diluted Weighted Average Shares Outstanding	133,929	133,659	132,649		130,658

(a)	Includes a license and royalty payment of $20.0 million the Company received from a competitor in exchange for the use of ReedHycalog’s patented technology for the shallow leaching of PDC cutters (see Note 5 for further discussion).

(b)	Includes a $3.9 million benefit from the settlement of a trade credit dispute (see Note 6 for further discussion)

23.	Subsidiary Guarantor Financial Information

The following condensed consolidating statements of operations for the three-year periods ended December 31, 2007, condensed consolidating balance sheets as of December 31, 2007 and 2006, and condensed consolidating statements of cash flows for the three-year periods ended December 31, 2007 are provided for the Company’s domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company’s obligations to pay principal and interest under the 6 1/8% Senior Notes are guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

GRANT PRIDECO INC.

CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2007

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues	$—	$1,364,328	$929,638	$(385,332)	1,908,634
Operating Expenses:
Cost of sales	—	823,273	487,390	(335,280)	975,383
Selling, general and administrative and research and engineering	229	235,558	110,289	—	346,076
Other operating items	—	5,844	602	—	6,446

	229	1,064,675	598,281	(335,280)	1,327,905

Operating Income (Loss)	(229)	299,653	331,357	(50,052)	580,729
Interest Expense	(15,619)	1,864	(447)	—	(14,202)
Other Income (Expense), Net	4,753	30,884	(37,278)	—	(1,641)
Equity Income in Unconsolidated Affiliate	—	123,983	—	349	124,332
Equity in Subsidiaries, Net of Taxes	557,026	28,691	—	(585,717)	—

	546,160	185,422	(37,725)	(585,368)	108,489

Income Before Income Taxes and Minority Interest	545,931	485,075	293,632	(635,420)	689,218
Income Tax Provision	(26,695)	(121,126)	(53,267)	—	(201,088)
Minority Interests	—	—	(9,933)	—	(9,933)

Income from Continuing Operations	519,236	363,949	230,432	(635,420)	478,197
Income from Discontinued Operations, Net of Tax	—	39,353	1,686	—	41,039

Net Income	$519,236	$403,302	$232,118	$(635,420)	$519,236

GRANT PRIDECO INC.

CONDENSED BALANCE SHEET
As of December 31, 2007

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$—	$82,319	$78,669	$—	$160,988
Accounts receivable, net	—	249,221	166,304	—	415,525
Inventories	—	310,379	217,649	(56,671)	471,357
Deferred charges	—	2,977	—	—	2,977
Current deferred tax assets	101	37,664	3,240	—	41,005
Assets held for sale	—	182,059	4,499	—	186,558
Other current assets	—	17,502	24,715	—	42,217

	101	882,121	495,076	(56,671)	1,320,627
Property, Plant and Equipment, Net	—	177,492	151,990	—	329,482
Goodwill	—	187,041	271,717	—	458,758
Investment In and Advances to Subsidiaries	2,141,713	120,113	—	(2,261,826)	—
Investment In Unconsolidated Affiliate	—	134,731	—	—	134,731
Other Assets	5,331	46,036	55,739	—	107,106

	$2,147,145	$1,547,534	$974,522	$(2,318,497)	$2,350,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$—	$490	$—	$—	$490
Accounts payable	146	77,029	50,361	—	127,536
Deferred revenues	—	19,095	1,798	—	20,893
Income taxes payable	(87,263)	165,833	(655)	—	77,915
Intercompany liabilities (assets)	343,317	(546,308)	202,991	—
Liabilities held for sale	—	15,792	685		16,477
Other current liabilities	4,189	59,940	34,562	—	98,691

	260,389	(208,129)	289,742	—	342,002
Long-Term Debt	174,585	1,510	—	—	176,095
Deferred Tax Liabilities	2,370	28,736	41,599	—	72,705
Other Long-Term Liabilities	—	28,372	852	—	29,224
Commitments and Contingencies
Minority Interests	—	—	20,877	—	20,877
Stockholders’ Equity	1,709,801	1,697,045	621,452	(2,318,497)	1,709,801

	$2,147,145	$1,547,534	$974,522	$(2,318,497)	$2,350,704

GRANT PRIDECO INC.

CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2007

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash provided by operating activities	$236,490	$169,013	$99,118	$(16,330)	$488,291
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(3,394)	—	—	—	(3,394)
Proceeds from sale of short-term investments	—	523,495	—	—	523,495
Purchases of short-term investments	—	(523,545)	—	—	(523,545)
Capital expenditures for property, plant and equipment	—	(93,728)	(29,784)	—	(123,512)
Proceeds from sale of fixed assets	—	4,776	5,819	—	10,595

Net cash used in investing activities	(3,394)	(89,002)	(23,965)	—	(116,361)
Cash Flows From Financing Activities:
Repayments on credit facility, net	—	(34,600)	—	—	(34,600)
Repayments on debt	(33,415)	(1,266)	—	—	(34,681)
Borrowings (repayments) on debt between subs, net	995	25,645	(26,640)	—	—
Excess tax benefits on stock option exercises	23,597	—	—	—	23,597
Repurchase of common stock	(247,890)	—	—	—	(247,890)
Proceeds from issuance of common stock	23,953	—	—	—	23,953
Dividends paid	—	—	(16,330)	16,330	—
Other, net	(336)	—	900	—	564

Net cash used in financing activities	(233,096)	(10,221)	(42,070)	16,330	(269,057)
Effect of Exchange Rate Changes on Cash	—	—	771	—	771

Net Increase in Cash	—	69,790	33,854	—	103,644
Cash at Beginning of Period	—	12,529	44,815	—	57,344

Cash at End of Period	$—	$82,319	$78,669	$—	$160,988

GRANT PRIDECO INC.

CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Income:
Revenues	$—	$1,074,947	$781,922	$(326,610)	1,530,259
License and royalty income	—	—	20,000	—	20,000

	—	1,074,947	801,922	(326,610)	1,550,259
Operating Expenses:
Cost of sales	—	660,090	407,006	(272,451)	794,645
Selling, general and administrative and research and engineering	220	202,078	86,492	—	288,790
Other operating items	—	(3,900)	—	—	(3,900)

	220	858,268	493,498	(272,451)	1,079,535

Operating Income (Loss)	(220)	216,679	308,424	(54,159)	470,724
Interest Expense	(15,394)	(428)	(199)	—	(16,021)
Other Income (Expense), Net	5,219	7,380	(16,402)	—	(3,803)
Equity Income in Unconsolidated Affiliates	—	125,772	—	(175)	125,597
Equity in Subsidiaries, Net of Taxes	533,385	24,275	—	(557,660)	—

	523,210	156,999	(16,601)	(557,835)	105,773

Income Before Income Taxes and Minority Interest	522,990	373,678	291,823	(611,994)	576,497
Income Tax Provision	(58,406)	(47,520)	(56,104)	—	(162,030)
Minority Interests	—	—	(10,361)	—	(10,361)

Income from Continuing Operations	464,584	326,158	225,358	(611,994)	404,106
Income from Discontinued Operations, Net of Tax	—	58,879	1,599	—	60,478

Net Income	$464,584	$385,037	$226,957	$(611,994)	$464,584

GRANT PRIDECO INC.

CONDENSED BALANCE SHEET
As of December 31, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$—	$12,529	$44,815	$—	$57,344
Restricted cash	—	—	—	—	—
Accounts receivable, net	—	240,407	128,288	—	368,695
Inventories	—	334,242	178,667	(57,962)	454,947
Deferred charges	—	3,712	252	—	3,964
Current deferred tax assets	131	28,082	19,888	—	48,101
Other current assets	—	6,450	7,945	—	14,395

	131	625,422	379,855	(57,962)	947,446
Property, Plant and Equipment, Net	—	170,965	134,559	—	305,524
Goodwill	—	249,976	271,016	—	520,992
Investment In and Advances to Subsidiaries	1,569,776	79,185	—	(1,648,961)	—
Investment In Unconsolidated Affiliate	—	135,428	—	—	135,428
Other Assets	6,830	61,376	44,471	—	112,677

	$1,576,737	$1,322,352	$829,901	$(1,706,923)	$2,022,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$7,924	$716	$—	$—	$8,640
Accounts payable	—	94,649	44,293	—	138,942
Deferred revenues	—	14,259	3,931	—	18,190
Income taxes payable	(48,719)	59,800	21,958	—	33,039
Intercompany liabilities (assets)	61,345	(302,256)	240,911		—
Other current liabilities	4,815	70,031	33,682	—	108,528

	25,365	(62,801)	344,775	—	307,339
Long-Term Debt	200,000	37,212	—	—	237,212
Deferred Tax Liabilities	(11,511)	40,916	38,905	—	68,310
Other Long-Term Liabilities	—	28,151	650	—	28,801
Commitments and Contingencies
Minority Interests	—	—	17,522	—	17,522
Stockholders’ Equity	1,362,883	1,278,874	428,049	(1,706,923)	1,362,883

	$1,576,737	$1,322,352	$829,901	$(1,706,923)	$2,022,067

GRANT PRIDECO INC.

CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2006

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Cash Flows From Operating Activities:
Net cash provided by operating activities	$285,420	$143,919	$50,750	$(85,989)	$394,100
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(111,797)	—	(201)	—	(111,998)
Capital expenditures for property, plant and equipment	—	(76,103)	(24,135)	—	(100,238)
Other, net	—	1,462	130	—	1,592

Net cash used in investing activities	(111,797)	(74,641)	(24,206)	—	(210,644)
Cash Flows From Financing Activities:
Borrowings (repayments) on revolver debt, net	—	34,600	(11,200)	—	23,400
Repayments on debt, net	(46,272)	(1,867)	—	—	(48,139)
Borrowings (repayments) on debt between subs, net	2,519	(102,570)	100,051	—	—
Debt issue costs	(1,032)	—	—	—	(1,032)
Excess tax benefits on stock option exercises	15,556	—	—	—	15,556
Repurchase of common stock	(165,122)	—	—	—	(165,122)
Proceeds from issuance of common stock	20,728	—	—	—	20,728
Dividends paid	—	—	(85,989)	85,989	—

Net cash (used in) provided by financing activities	(173,623)	(69,837)	2,862	85,989	(154,609)
Effect of Exchange Rate Changes on Cash	—	—	333	—	333

Net (Decrease) Increase in Cash	—	(559)	29,739	—	29,180
Cash at Beginning of Period	—	13,088	15,076	—	28,164

Cash at End of Period	$—	$12,529	$44,815	$—	$57,344

GRANT PRIDECO INC.

CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues	$—	$817,866	$539,972	$(268,572)	$1,089,266
Operating Expenses:
Cost of sales	—	551,676	276,523	(218,020)	610,179
Selling, general and administrative and research and engineering	—	168,950	76,208	—	245,158

	—	720,626	352,731	(218,020)	855,337

Operating Income	—	97,240	187,241	(50,552)	233,929
Interest Expense	(27,284)	(1,175)	(422)	—	(28,881)
Other Income (Expense), Net	2,269	61,540	(56,773)	—	7,036
Equity Income in Unconsolidated Affiliates	—	58,259	—	—	58,259
Refinance Charges	(49,541)	(7,545)	—	—	(57,086)
Equity in Subsidiaries, Net of Taxes	281,213	17,400	—	(298,613)	—

Income Before Income Taxes and Minority Interest	206,657	225,719	130,046	(349,165)	213,257
Income Tax Provision	(17,653)	(9,911)	(36,191)	—	(63,755)
Minority Interests	—	—	(9,949)	—	(9,949)

Income from Continuing Operations	189,004	215,808	83,906	(349,165)	139,553
Income from Discontinued Operations, Net of Tax	—	48,098	1,353	—	49,451

Net Income	$189,004	$263,906	$85,259	$(349,165)	$189,004

GRANT PRIDECO INC.

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

In 2007, the Company had no changes in or disagreements with its accountants on accounting or financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2007. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of the end of the period covered by this report

(December 31, 2007), our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls as part of this Form 10-K for the fiscal year ended December 31, 2007. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Grant Prideco’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report or incorporated herein by reference:

1. Our consolidated financial statements are listed on page 37 of this report.

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2007.

Note: All financial statement schedules not filed with this report required by Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to financial statements.

3. Our exhibits are listed below under Item 15(b).

(b) Exhibits:

2.1		Distribution Agreement, dated as of March 22, 2000, between Weatherford and Grant Prideco, Inc. (incorporated by Reference to Exhibit 2.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).
2.2		Purchase Agreement, dated as of October 25, 2002, among Grant Prideco, Inc., as purchaser, and Schlumberger Technology Corporation, as seller, (incorporated by reference to Exhibit 2.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 001-15423, filed on October 28, 2002).
2.3		Plan of Merger Agreement, dated as of December 16, 2007, by and between National Oilwell Varco, Inc., NOV Sub, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 2.1 of Grant Prideco, Inc.’s Quarterly Report on Form 8-K filed December 17, 2007, File No. 1-15423).
3.1		Restated Certificate of Incorporation of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272)
3.2		Restated Bylaws of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.2 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4.1		Indenture for 9 5/8% Senior Notes due 2007 (incorporated by Reference to Exhibit 4.7 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).
4.2		Form of 9 5/8% Senior Notes due 2007 (included as part of Exhibit 4.1 above).
4	.3*	Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).
4	.4*	Grant Prideco, Inc. 2000 Employee Stock Option and Stock Plan (incorporated by reference to Exhibit 10.5 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.5*	Grant Prideco, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.6*	Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.7*	Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.8*	Grant Prideco, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.11 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).

4	.9*	Grant Prideco, Inc. 2001 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-15423).
4.10		Indenture relating to the 61/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).
4.11		Supplemental Indenture relating to the 9% Senior Notes due 2009, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).
4.12		Credit Facility, dated as of May 12, 2005, among Grant Prideco, Inc., certain subsidiaries of Grant Prideco, Inc. party thereto, each lender from time to time party thereto, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as Administrative Agent, US Swing Line Lender and an L/C Issuer, HSBC Bank Plc, as UK Swing Line Lender and an L/C Issuer, and Deutsche Bank Securities Inc., as Documentation Agent (incorporated by reference to Exhibit 99.2 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on May 23, 2005).
4.13		Form of Subsidiary Guarantee by certain of Grant Prideco, Inc.’s subsidiaries in favor of Deutsche Bank Trust Company Americas, as agent (incorporated by reference to Exhibit 4.10 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4	.14*	Employee Stock Purchase Plan (incorporate by reference to Exhibit 4.21 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).
4	.15*	Grant Prideco 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Grant Prideco’s Current Report on Form 10-K, File No. 1-5423, filed on May 11, 2006).
10.1		See Exhibits 2.1 and 4.1 through 4.24 for certain items material contracts.
10	.2*	Employment Agreement with Michael McShane dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-15423).
10	.3*	Employment Agreement with Matthew Fitzgerald dated January 12, 2004 (incorporated by reference from Exhibit 10.3 to the Grant Prideco Annual Report on Form 10-K for the year ended December 31, 2004).
10	.4*	Employment Agreement with Philip Choyce dated April 14, 2000 (incorporated by reference to Exhibit 10.26 to Grant Prideco, Inc.’s Registration Statement on Form S-4, Reg. No. 333-102635).
10	.5*	Form of Change of Control Agreement with Philip Choyce (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-15423).
10	.6*	Form of Change of Control Agreement with David Black, Jim Breihan, Greg Boane, and John Deane (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Annual Report on 10-K for the year ended December 31, 2001, File No. 1-15423)
10.7		Tax Allocation Agreement dated April 14, 2000 between Grant Prideco, Inc. and Weatherford (incorporated by reference to Exhibit 10.13 to Weatherford International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).
10.8		Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and VAT Schienen GmbH & Co KG (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10.9		Operating Agreement, dated as of July 23, 1999, by and Grant Prideco, Inc. and VAT Schienen GmbH & CoKG (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1 -15423, as amended).
10.10		Master Technology License Agreement, dated as of June 19, 1998, by and between Grant Prideco, Inc. and DST Distributors of Steel Tubes Limited (incorporated by reference to Exhibit 10.17 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10	.11*	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).

10.12		Supply Agreement, dated as of September 13, 2007, by and between voestalpine Tubulars GmbH & Co KG and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Current Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-15423).
10.13		Purchase and Sale Agreement, dated as of October 29, 2007, by and among Vallourec S.A. and Vallourec & Mannesmann Holdings, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.2 to Grant Prideco, Inc.’s Current Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-15423).
10	.14*	Change of Control Agreement, dated April 16, 2007, with Quintin Kneen (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on April 20, 2007).
10	.15*	Grant Prideco, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on April 3, 2007).
21.1		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423)..
23.1		Consent of Deloitte & Touche LLP.
31.1		Certification of Michael McShane.
31.2		Certification of Matthew D. Fitzgerald.
32.1		Section 906 Certification.

*	Designates a management or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005

		Additions
	Balance at	Charged to	Charged to			Balance
	Beginning	Cost and	Other			at End
Descriptions	of Year	Expenses	Accounts(a)	Deductions(b)		of Year
	(In thousands)

2007:
Allowance for Doubtful Accounts	$3,523	$2,349	$90	$3,116	(c)	$2,846
Inventory Reserves	20,995	5,749	—	3,243	(c)	23,501
2006:
Allowance for Doubtful Accounts	$5,856	$1,805	$135	$4,273		$3,523
Inventory Reserves	17,600	8,514	—	5,119		20,995
2005:
Allowance for Doubtful Accounts	$8,024	$1,682	$210	$4,060		$5,856
Inventory Reserves	13,013	9,572	6	4,991		17,600

(a)	Represents currency translation adjustments and reclasses.

(b)	Primarily represents the elimination of accounts receivable and inventory deemed uncollectible or worthless and, for accounts receivable, represents reversals of prior accruals as receivables are collected or deemed collectible.

(c)	Includes $0.1 million and $1.7 million in the Allowance for Doubtful Accounts and Inventory Reserves, respectively, as amounts related to Discontinued Operations. See Note 2 for further discussion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.

/s/  MICHAEL MCSHANE
Michael Mcshane
Chief Executive Officer, President,
and Chairman of the Board

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following individuals on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ MICHAEL MCSHANE Michael McShane	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 28, 2008.

/s/ MATTHEW D. FITZGERALD Matthew D. Fitzgerald	Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2008.

/s/ GREG L. BOANE Greg L. Boane	Vice President and Controller (Principal Accounting Officer)	February 28, 2008.

/s/ DAVID J. BUTTERS David J. Butters	Director	February 28, 2008.

/s/ DENNIS R. HENDRIX Dennis R. Hendrix	Director	February 28, 2008.

/s/ HAROLD E. LAYMAN Harold E. Layman	Director	February 28, 2008.

/s/ GORDON T. HALL Gordon T. Hall	Director	February 28, 2008.

/s/ ROBERT K. MOSES, JR. Robert K. Moses, Jr.	Director	February 28, 2008.

/s/ JOSEPH E. REID Joseph E. Reid	Director	February 28, 2008.

/s/ DAVID A. TRICE David A. Trice	Director	February 28, 2008

Exhibit Index

2.1		Distribution Agreement, dated as of March 22, 2000, between Weatherford and Grant Prideco, Inc. (incorporated by Reference to Exhibit 2.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272).
2.2		Purchase Agreement, dated as of October 25, 2002, among Grant Prideco, Inc., as purchaser, and Schlumberger Technology Corporation, as seller, (incorporated by reference to Exhibit 2.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 001-15423, filed on October 28, 2002).
2.3		Plan of Merger Agreement, dated as of December 16, 2007, by and between National Oilwell Varco, Inc., NOV Sub, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 2.1 of Grant Prideco, Inc.’s Quarterly Report on Form 8-K filed December 17, 2007, File No. 1-15423).
3.1		Restated Certificate of Incorporation of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.1 to Grant Prideco, Inc.’s Registration Statement on Form S-3, Reg. No. 333-35272)
3.2		Restated Bylaws of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.2 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4.1		Indenture for 9 5/8% Senior Notes due 2007 (incorporated by Reference to Exhibit 4.7 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).
4.2		Form of 9 5/8% Senior Notes due 2007 (included as part of Exhibit 4.1 above).
4	.3*	Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-15423).
4	.4*	Grant Prideco, Inc. 2000 Employee Stock Option and Stock Plan (incorporated by reference to Exhibit 10.5 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.5*	Grant Prideco, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.6*	Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.7*	Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.8*	Grant Prideco, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.11 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
4	.9*	Grant Prideco, Inc. 2001 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-15423).
4.10		Indenture relating to the 61/8% Senior Notes due 2015, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (including form of note) (incorporated by reference to Exhibit 4.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).
4.11		Supplemental Indenture relating to the 9% Senior Notes due 2009, dated as of July 27, 2005, among Grant Prideco, Inc., certain subsidiary guarantors and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on July 29, 2005).
4.12		Credit Facility, dated as of May 12, 2005, among Grant Prideco, Inc., certain subsidiaries of Grant Prideco, Inc. party thereto, each lender from time to time party thereto, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as Administrative Agent, US Swing Line Lender and an L/C Issuer, HSBC Bank Plc, as UK Swing Line Lender and an L/C Issuer, and Deutsche Bank Securities Inc., as Documentation Agent (incorporated by reference to Exhibit 99.2 to Grant Prideco, Inc.’s Current Report on Form 8-K, filed on May 23, 2005).
4.13		Form of Subsidiary Guarantee by certain of Grant Prideco, Inc.’s subsidiaries in favor of Deutsche Bank Trust Company Americas, as agent (incorporated by reference to Exhibit 4.10 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
4	.14*	Employee Stock Purchase Plan (incorporate by reference to Exhibit 4.21 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).

4	.15*	Grant Prideco 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Grant Prideco’s Current Report on Form 10-K, File No. 1-5423, filed on May 11, 2006).
10.1		See Exhibits 2.1 and 4.1 through 4.24 for certain items material contracts.
10	.2*	Employment Agreement with Michael McShane dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-15423).
10	.3*	Employment Agreement with Matthew Fitzgerald dated January 12, 2004 (incorporated by reference from Exhibit 10.3 to the Grant Prideco Annual Report on Form 10-K for the year ended December 31, 2004).
10	.4*	Employment Agreement with Philip Choyce dated April 14, 2000 (incorporated by reference to Exhibit 10.26 to Grant Prideco, Inc.’s Registration Statement on Form S-4, Reg. No. 333-102635).
10	.5*	Form of Change of Control Agreement with Philip Choyce (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-15423).
10	.6*	Form of Change of Control Agreement with David Black, Jim Breihan, Greg Boane, and John Deane (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Annual Report on 10-K for the year ended December 31, 2001, File No. 1-15423)
10.7		Tax Allocation Agreement dated April 14, 2000 between Grant Prideco, Inc. and Weatherford (incorporated by reference to Exhibit 10.13 to Weatherford International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13086).
10.8		Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and VAT Schienen GmbH & Co KG (incorporated by reference to Exhibit 10.12 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10.9		Operating Agreement, dated as of July 23, 1999, by and Grant Prideco, Inc. and VAT Schienen GmbH & CoKG (incorporated by reference to Exhibit 10.13 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1 -15423, as amended).
10.10		Master Technology License Agreement, dated as of June 19, 1998, by and between Grant Prideco, Inc. and DST Distributors of Steel Tubes Limited (incorporated by reference to Exhibit 10.17 to Grant Prideco, Inc.’s Registration Statement on Form 10, File No. 1-15423, as amended).
10	.11*	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 of Grant Prideco’s Annual Report on Form 10K for the year ended December 31, 2003, File No. 1-15423).
10.12		Supply Agreement, dated as of September 13, 2007, by and between voestalpine Tubulars GmbH & Co KG and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.1 to Grant Prideco, Inc.’s Current Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-15423).
10.13		Purchase and Sale Agreement, dated as of October 29, 2007, by and among Vallourec S.A. and Vallourec & Mannesmann Holdings, Inc. and Grant Prideco, Inc. (incorporated by reference to Exhibit 10.2 to Grant Prideco, Inc.’s Current Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-15423).
10	.14*	Change of Control Agreement, dated April 16, 2007, with Quintin Kneen (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on April 20, 2007).
10	.15*	Grant Prideco, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to Grant Prideco, Inc.’s Current Report on Form 8-K, File No. 1-15423, filed on April 3, 2007).
21.1		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of Grant Prideco’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-15423).
23.1		Consent of Deloitte & Touche LLP.
31.1		Certification of Michael McShane.
31.2		Certification of Matthew D. Fitzgerald.
32.1		Section 906 Certification.

*	Designates a management or compensatory plan or arrangement.